Form 10QSB
period 1995-06-30
OCEANIC EXPLORATION CO
filed 1995-08-14
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT

                                   (Mark One)

[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   June 30, 1995
                                             ----------------


[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

              For the transition period from        to
                                             ------    ------
                       Commission file number   0-6540
                                             ------------


                           Oceanic Exploration Company
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                                    84-0591071
------------------                                          --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


             5000 South Quebec Street, Suite 450, Denver, CO  80237
             ------------------------------------------------------
                   (Address of principal executive offices)

                                 (303) 220-8330
             -------------------------------------------------------
                           (Issuer's Telephone number)

             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                                            [ X ] Yes   [   ] No


Shares outstanding at                                   Common $.0625 Par Value
August 10, 1995
3,915,154

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS
------

                                          June 30,           March 31,
                                            1995               1995
                                         ---------          ----------
Cash                                  $    190,174             154,628

Receivables:
  Affiliates                                 3,439               2,237
  Other                                       --                 9,633
                                         ---------          ----------

                                             3,439              11,870

Prepaid expenses                               982               4,347
Restricted cash                              --                 15,629
                                         ---------          ----------
     Total current assets                  194,595             186,474
                                         ---------          ----------

Oil and gas property
  interests, full-cost method
  of accounting -- Greece               39,000,000          39,000,000

Less accumulated amortization,
  depreciation and
  valuation allowance                  (37,698,409)        (37,629,909)
                                       -----------         -----------
                                         1,301,591           1,370,091
                                       -----------         -----------
Other assets                                   615                 757
                                       -----------         -----------
                                      $  1,496,801           1,557,322
                                       ===========         ===========

                                                                    (Continued)

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


LIABILITIES AND
---------------
   STOCKHOLDER'S DEFICIT
   ---------------------
                                          June 30,           March 31,
                                           1995                1995
                                        ----------          ----------
Current liabilities:
  Notes payable to affiliate (note 2)  $ 2,000,000           2,000,000
  Accounts payable                         232,803             181,879
  Accounts payable to affiliates            60,000              60,000
  United Kingdom taxes payable,
    including accrued interest             408,958             408,948
  Accrued expenses                         130,383              90,487
                                        ----------          ----------

     Total current liabilities           2,832,144           2,741,324
                                        ----------          ----------


Deferred income taxes (note 4)             776,002             808,062
Other noncurrent liabilities                15,788              15,217
                                        ----------          ----------
     Total liabilities                   3,623,934           3,564,603
                                        ----------          ----------

Stockholders' deficit:
   Common stock, $.0625 par value.
     Authorized 12,000,000 shares;
     issued and outstanding
     3,915,154 shares                      244,697             244,697
   Capital in excess of par value            6,665               6,665
   Accumulated deficit                  (2,127,133)         (2,007,281)
                                        ----------          ----------

     Total stockholders' deficit        (2,127,133)         (2,007,281)
                                        ----------          ----------

Contingencies (note 3)
                                       $ 1,496,801           1,557,322
                                        ==========          ==========


See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended
                                                     June 30,
                                           --------------------------
                                             1995               1994
                                           --------------------------
Revenues:
  Oil and gas sales - Greece (note 3)   $    --                183,333
  Other                                    120,164              70,094
                                          --------            --------
                                           120,164             253,427
                                          --------            --------

Costs and expenses:
  Interest and financing costs              45,222              27,564
  Exploration expenses                      14,601              38,479
  Amortization and depreciation             68,500              80,189
  General and administrative               143,753             152,472
                                          --------            --------
                                           272,076             298,704
                                          --------            --------

       Loss before income taxes           (151,912)            (45,277)

Provision for income taxes (note 4)        (32,060)             39,533
                                          --------            --------

       Net loss                          $(119,852)            (84,810)
                                          ========             =======

Loss per common share                    $    (.03)              (0.02)
                                          ========             =======

See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months Ended
                                                     June 30,
                                          -----------------------------
                                             1995                1994
                                          -----------------------------
Cash flows from operating activities:
  Net loss                              $ (119,852)            (84,810)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Amortization and depreciation         68,500              80,189
      Deferred income tax benefit          (32,000)            (33,800)
      Decrease (increase) in
        receivables                          8,431            (103,585)
      Decrease (increase) in
        restricted cash                     15,629                 (87)
      Decrease in prepaid expenses
        and other assets                     3,507                 936
      Increase in accounts payable          50,924               2,565
      Increase (decrease) in accrued
        expenses                            39,896             (13,092)
      Increase in other noncurrent
        liabilities                            571               1,067
                                          --------            --------
        Net cash provided by (used in)
          operating activities              35,546            (150,617)
                                          --------            --------


Cash flows from financing activities:
  Borrowings from affiliates                  -                200,000
                                          --------            --------
        Net cash provided by financing
          activities                         --                200,000
                                          --------            --------
        Net increase in cash                35,546              49,383
Cash at beginning of period                154,628              48,928
                                          --------            --------
Cash at end of period                   $  190,174              98,311
                                         =========           =========


See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                  --------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  June 30, 1995
                                  -------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Basis of Presentation
     ---------------------
     The consolidated balance sheet as of March 31, 1995, which has been derived from audited statements, and the unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made which are necessary for the fair presentation of the periods presented. The accounting policies of the Company are set forth in the financial statements and notes thereto and are included in the Company's latest annual report on Form 10-KSB. It is suggested that these consolidated financial statements be read in conjunction with that document.

(2)  NOTES PAYABLE
     -------------

     Notes payable to affiliate at June 30 and March 31, 1995 represent borrowings under a $2,000,000 line of credit established in favor of the Company by NWO Resources, Inc. (NWO) (an affiliate). The NWO line of credit, which expires January 1, 1996, provides for cumulative draws of up to $2,000,000 with interest payable monthly on the outstanding principal balance at the greater of the U.S. bank prime lending rate or 1 3/4% above the 30-day LIBOR. Borrowings under the line of credit are secured by the Company's 15% net profits interest in the offshore Greece oil and gas properties. As of August 10, 1995, the Company is in default on the line of credit as it has not made its interest payments for May, June and July 1995.

(3)  OIL AND GAS SALES - GREECE
     --------------------------

     Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement. The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. The working interest owner who has the contractual obligation to the Company for the 15% net profits interest has asserted that the calculation of the amounts due to the Company should be based on the amended agreement with the Greek government. The Company disagrees with this interpretation and has commenced a legal action in Canada seeking a declaration by the Court that amounts due the

Company attributable to its 15% net profits interest be calculated based on the terms of the license agreement before this amendment. The Company is seeking damages of approximately $5,000,000 for the period from January 1, 1993 through March 31, 1994 plus undetermined future damages. While the Company believes it has a reasonable possibility of prevailing in the litigation, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Company.

     In response to the legal action commenced by the Company, the working interest owner has ceased remitting payments to the Company and has filed a counteraction seeking damages in the amount of $4,800,000 plus interest and costs, alleging the Company was overpaid for the period January 1, 1989 through December 31, 1993. As the working interest owner has ceased remitting payments to the Company for its 15% net profits interest, the Company has not recorded any revenues for Greece for the year ended March 31, 1995 or for the quarter ended June 30, 1995. A revenue accrual had been made for the quarter ended June 30, 1994 but was subsequently reversed in the financial statements for the year ended March 31, 1995. While the Company also believes that it will prevail on the counterclaim, the ultimate outcome of that matter likewise cannot be determined. Accordingly, no provision for any liability or loss that may result upon final resolution of the counterclaim has been recognized in the financial statements.

(4)  INCOME TAXES
     ------------

     Income tax expense (benefit) consists of the following:

                                             Three Months Ended
                                       June 30,               June 30,
                                     ---------------------------------
                                         1995                   1994
                                     ---------------------------------
Current:
     Foreign - Greece                  $     --                 73,333
                                          --------            --------

          Total current                       -                 73,333
                                          --------            --------

Deferred:
     Foreign - Greece                      (32,060)            (33,800)
                                          --------            --------

          Total deferred                   (32,060)            (32,060)
                                          --------            --------

          Total income tax
            expense (benefit)              (32,060)            (39,533)
                                          ========            ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Liquidity and Capital Resources
-------------------------------

     In the past, the Registrant's principal source of revenue was from its net profits interest in an oil and gas concession located offshore Greece. The average per barrel price for oil production from the Registrant's concession in Greece was $14.47, $12.38 and $15.65 for the years ended March 31, 1995, 1994, and 1993, respectively.

     Due to high Greek income taxes and royalties in combination with declining production levels, low oil prices and increasing operating costs, the consortium operating the Greek properties believed that the Greek operation was at its economic breakeven point. As a result, Denison Mines Ltd. (Denison) of Canada and its partners commenced negotiations in 1992 with senior Greek government officials to obtain relief from the high level of government taxes and royalties. On February 23, 1993, the consortium reached an agreement with the Greek government resulting in an amendment to the License Agreement known as Law 98/1975 which regulates the operation of the field. The amendment was ratified by the Greek Parliament on June 23, 1993 and was retroactive to January 1, 1993.

     The amendment provides for a sliding scale for both the cost recovery factor and the Greek royalty interest based on the annual adjusted gross income from operations on a calendar year basis. The new law also provides for a reduction in the effective Greek income tax rate from 50% to 40%.

     In addition, the new law required Denison and its partners to spend $15 million during 1993 and 1994 in infill drilling in order to enhance the recoverability of the hydrocarbons. In March 1994, the consortium announced the discovery of a new oil field by the drilling of the Prinos North-2 well. According to Denison's 1994 Annual Report, two oil bearing zones were flow tested with a 30 meter upper section flowing at about 3,200 barrels per day and a 7 meter lower section flowing at 150 barrels per day. Oil in place was calculated at about 18 million barrels of which 5 million may be recoverable. The crude from this discovery has an API gravity of about 25 degrees, contains about 7% sulphur and may have a selling value of between $1.50 and $4.00 per barrel less than Prinos crude. The Registrant has not received any further information regarding the development plans, if any, for this new discovery.

     Denison, who has the contractual obligation to pay the Registrant's 15% net profits interest, has asserted that the calculation of the amounts due the Registrant should be based on the amended agreement with the Greek government. The Registrant disagrees with this interpretation and has commenced legal action seeking a declaration by the Court that amounts due the Registrant attributable to its 15% net profits interest be calculated based on the terms of the license agreement prior to the 1993 amendment. The Registrant is seeking damages of approximately $5,000,000 for the period from January 1, 1993 through March 31, 1994 plus undetermined future damages. The Registrant believes there is a reasonable possibility of prevailing in the litigation but the ultimate outcome of the lawsuit cannot be determined at this time. Furthermore, there are no assurances that the Registrant will be able to collect from Denison on a successful judgement or settlement of the pending litigation. Therefore, no amounts have been recorded in the financial statements for revenues or damages, if any, that may ultimately be awarded. On November 25, 1994, the case was transferred to the Commercial List of the Ontario Court. A court date has been scheduled for February 1996.

     In response to the lawsuit filed against Denison by the Registrant, Denison has filed a counterclaim seeking damages of approximately $4,800,000 plus interest and costs alleging that the Registrant was overpaid for the period from January 1, 1989 through December 31, 1993. In addition, Denison has ceased remitting payments to the Registrant for its 15% net profits interest. Accordingly, the Registrant has not recorded any oil and gas revenues for Greece for the current year. While the Registrant also believes that it will prevail on the counterclaim, the ultimate outcome likewise cannot be determined. Accordingly, no provision for any liability or loss that may result upon final resolution of the counterclaim has been recognized in the financial statements.

     Denison's suspension of the Registrant's principal source of revenue has resulted in the Registrant's inability to fulfill its financial obligations as they become due and therefore the Registrant faces potential insolvency. Accordingly, the Registrant's auditors have issued an opinion on the Registrant's financial statements for the year ended March 31, 1995 that included an explanatory paragraph discussing the uncertainty regarding the Registrant's ability to continue as a going concern.

     The Registrant has used draws against its line of credit with NWO, the parent company of International Hydrocarbons, the Registrant's majority stockholder, to cover its general operating expenses. The NWO line of credit provides for cumulative draws of up to $2,000,000 with interest payable monthly on the outstanding balance at the greater of the U. S. bank prime lending rate or 1- 3/4% above the 30-day LIBOR in effect on the date of each draw against the line of credit. Such draws are evidenced by promissory notes payable no later than January 1, 1996. Cumulative draws on the NWO line of credit are $2,000,000 at June 30, 1995. The line of credit is secured by the Registrant's 15% net profits interest in the offshore Greece properties. Recent discussions with NWO indicate that NWO is unwilling to extend further financial assistance to the Registrant. As of August 10, 1995, the Registrant is in default on the line of credit as it has not made its interest payments for May, June and July 1995.

     The Registrant will require additional funds to finance its litigation costs, pay interest expense, and continue limited operations. Management is reviewing the Registrant's activities and taking actions to reduce overhead costs. On July 7, 1995, a resolution was passed by the Board of Directors of the Registrant directing the two independent directors on the Board to attempt to negotiate with NWO an extension of the due date of the line of credit until December 31, 1996, and an increase in the amount available on such line by an additional $700,000. It was further resolved that if the independent directors could not negotiate a satisfactory extension of the line of credit with NWO, then the Registrant would investigate pursuing a rights offering to raise the required additional capital to enable the Company to fund its operations through December 31, 1996. The rights offering would be done on the basis that International Hydrocarbons would agree to buy all remaining shares not purchased by the other shareholders and would also be contingent upon NWO entering into a standstill agreement with the Registrant. If an agreement could not be reached on either of the foregoing options then the independent directors would refer the matter back to the entire Board for further consideration.

     The independent directors have discussed the Registrant's proposal to extend the line of credit with NWO and have been notified by NWO that there was no interest on the part of NWO in restructuring the loan without the rights offering.

     On August 8, 1995, a meeting of the Board of Directors was held to discuss NWO's position and determine the next option available to the Registrant. The Board passed a resolution authorizing the Registrant to attempt a rights offering to raise $600,000 by offering 6 million shares to its shareholders at $.10 per share subject to International Hydrocarbons agreeing to purchase all shares not purchased by other shareholders of the Registrant. It was further resolved that NWO would be asked to provide advances to cover the costs of the Denison litigation up to an estimated $100,000 with the amount of such advances plus interest thereon to be repaid upon receipt of the proceeds of the rights offering. In addition, NWO would execute a standstill agreement wherein NWO would agree to suspend collection of interest and principal on the $2,000,000 of promissory notes currently outstanding until December 31, 1996.

     NWO has agreed in principal to the terms of the above proposal and a settlement agreement has been reached. This agreement is included as Exhibit
10.18 to this Form 10-QSB. The Registrant is beginning the preparation of the necessary documentation to proceed with the rights offering. There can be no assurances that the rights offering will be successfully completed under the time constraints of the settlement agreement with NWO. Unless additional funds can be made available, it is unlikely that the Registrant can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PRECEEDINGS

     Not applicable.

ITEM 2.  CHANGE IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits filed herewith are listed below and if not located in another previously filed registration statement or report, are attached to this Report at the pages set out below. The "Exhibit Number" below refers to the Exhibit Table in Item 601 of Regulation S-B.


Exhibit Number             Name of Exhibit                  Location
           3.1          Articles of Incorporation        Page 58 of Report on
                        (including all amendments)       Form 10-K for year
                                                         ended Sept. 30, 1980

           3.2          Bylaws (including all amend-     Page 15 of Form 8
                        ments)                           (Amendment No. 1 to
                                                         10-K Report) dated
                                                         June 1, 1982

          10.1          Memorandum of Agreement dated    Report on Form 10-K
                        June 30, 1976 between Oceanic    for year ended Sep-
                        Exploration Company and Denison  tember 30, 1976
                        Mines Limited

          10.2          Letter Agreement dated July 28,  Report on Form 10-K
                        1976 amending Agreement of       for year ended Sep-
                        June 30, 1976                    tember 30, 1976

          10.3          Amendment dated August 27, 1976  Report on Form 10-K
                        to Agreement of June 30, 1976    for year ended Sep-
                                                         tember 30, 1976

                                       12

Exhibit Number             Name of Exhibit                  Location
          10.4          Farm-out Agreement with          Page 38 of Form 10-KSB
                        Enterprise Oil Exploration       for year ended
                        Limited and NMX Resources        March 31, 1995
                        (Overseas) Limited dated
                        September 22, 1989

          10.5          Letter Agreement with            Page 54 on Form 10-KSB
                        Enterprise Oil Exploration       for year ended
                        Limited and NMX Resources        March 31, 1995
                        (Overseas) Limited dated
                        September 22, 1989

          10.6          Letter of Indemnification with   Page 62 on Form 10-KSB
                        Enterprise Oil Exploration       for year ended
                        Limited and NMX Resources        March 31, 1995
                        (Overseas) Limited dated
                        September 22, 1989

          10.7          Management Agreement with        Page 63 on Form 10-KSB
                        Cordillera Corporation dated     for year ended
                        January 1, 1990                  March 31, 1995

          10.8          Management Agreement with        Page 67 on Form 10-KSB
                        San Miguel Valley Corporation    for year ended
                        dated January 1, 1990            March 31, 1995

          10.9          Office Building Lease with       Page 71 on Form 10-KSB
                        Sorrento West Properties, Inc.   for year ended
                        dated March 1, 1991              March 31, 1995

          10.10         Addendum to Office Building      Page 129 on Form 10-KSB
                        Lease dated March 1, 1994        for year ended
                                                         March 31, 1995

          10.11         Promissory Note with NWO         Page 131 on Form 10-KSB
                        Resources, Inc. dated            for year ended
                        June 15, 1994                    March 31, 1995

          10.12         Promissory Note with NWO         Page 132 on Form 10-KSB
                        Resources, Inc. dated            for year ended
                        July 18, 1994                    March 31, 1995

          10.13         Security Agreement in favor      Page 133 on Form 10-KSB
                        of NWO Resources, Inc.           for year ended
                        dated July 27, 1994              March 31, 1995

          10.14         Promissory Note with NWO         Page 149 on Form 10-KSB
                        Resources, Inc. dated            for year ended
                        September 22, 1994               March 31, 1995

          10.15         Promissory Note with NWO         Page 150 on Form 10-KSB
                        Resources, Inc. dated            for year ended
                        December 15, 1994                March 31, 1995

                                       13

Exhibit Number             Name of Exhibit                  Location
          10.16         Promissory Note with NWO        Page 151 on Form 10-KSB
                        Resources, Inc. dated           for year ended
                        January 1, 1995                 March 31, 1995

          10.17         Promissory Note with NWO        Page 152 on Form 10-KSB
                        Resources, Inc. dated           for year ended
                        February 15, 1995               March 31, 1995

          10.18         Letter Agreement between        Page 15 of signed
                        NWO Resources, Inc. and         original of this
                        the Registrant dated            Report
                        August 9, 1995

     (b) There have been no reports on Form 8-K filed during the quarter for which this Report is filed.

                                   SIGNATURES


          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OCEANIC EXPLORATION COMPANY



Date:   August 10, 1995                      /s/ Charles N. Haas
     --------------------               ---------------------------------------
                                        Charles N. Haas
                                        President


Date:   August 10, 1995                      /s/ Diana J. Peters
     --------------------               ---------------------------------------
                                        Diana J. Peters
                                        Treasurer and
                                        Chief Financial Officer