Form 10QSB
period 1995-09-30
OCEANIC EXPLORATION CO
filed 1995-11-13
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                              (Mark One)

[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1995

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
             EXCHANGE ACT

           For the transition period from ______ to ______

                          Commission file number   0-6540
                                                ------------

                          Oceanic Exploration Company
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Delaware                                 84-0591071
      -------------------------------                -------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


             5000 South Quebec Street, Suite 450, Denver, CO  80237
             ------------------------------------------------------
                   (Address of principal executive offices)

                                  (303) 220-8330
             ------------------------------------------------------
                           (Issuer's Telephone number)

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

                                                       [ X ] Yes   [   ] No


Shares outstanding at                               Common $.0625 Par Value
November 10, 1995
3,915,154

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                 OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

ASSETS

                                     September 30,       March 31,
                                         1995              1995
                                     -------------     -----------
Cash                                 $    117,540          154,628
Receivables:
  Affiliates                                4,585            2,237
  Other                                       -              9,633
                                     ------------      -----------
                                            4,585           11,870

Prepaid expenses                            2,239            4,347

Restricted cash                               -             15,629
                                     ------------      -----------
    Total current assets                  124,364          186,474
                                     ------------      -----------

Oil and gas property
  interests, full-cost method
  of accounting -- Greece              39,000,000       39,000,000

Less accumulated amortization,
  depreciation and
  valuation allowance                 (37,766,909)     (37,629,909)
                                     ------------      -----------
                                        1,233,091        1,370,091
                                     ------------      -----------
Other assets                                  473              757
                                     ------------      -----------
                                     $  1,357,928        1,557,322
                                     ============      ===========

                                                        (Continued)

                 OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, CONTINUED


LIABILITIES AND
   STOCKHOLDER'S DEFICIT

                                                  September 30,      March 31,
                                                       1995            1995
                                                  -------------     ----------
Current liabilities:
  Notes payable to affiliate (note 2)              $    49,685       2,000,000
  Accounts payable                                     234,850         181,879
  Accounts payable to affiliates                        62,041          60,000
  United Kingdom taxes payable,
    including accrued interest                         408,958         408,958
  Accrued expenses                                     171,904          90,487
                                                   -----------      ----------
    Total current liabilities                          927,438       2,741,324
                                                   -----------      ----------
Notes payable to affiliate (note 2)                  2,000,000             -

Deferred income taxes (note 4)                         748,862         808,062

Other noncurrent liabilities                            16,358          15,217
                                                   -----------      ----------
   Total liabilities                                 3,692,658       3,564,603
                                                   -----------      ----------

Stockholders' deficit:
  Common stock, $.0625 par value.
    Authorized 12,000,000 shares;
    issued and outstanding
    3,915,154 shares                                   244,697         244,697
  Capital in excess of par value                         6,665           6,665
  Accumulated deficit                               (2,586,092)     (2,258,643)
                                                   -----------      ----------
    Total stockholders' deficit                     (2,334,730)     (2,007,281)
                                                   -----------      ----------
Contingencies (note 3)
                                                   $ 1,357,928       1,557,322
                                                   ===========      ==========


           See accompanying notes to consolidated financial statements.

            OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

                          Six Months Ended       Three Months Ended
                            September 30,          September 30,
                        ---------------------   --------------------
                           1995        1994        1995       1994
                        ---------   ---------   ---------   --------
Revenues:
  Oil and gas sales -
    Greece (note 3)     $    -        366,666        -       183,333
  Other                   202,243     139,357      82,079     69,263
                        ---------   ---------   ---------   --------
                          202,243     506,023      82,079    252,596
                        ---------   ---------   ---------   --------
Costs and expenses:
  Interest and
    financing costs        78,042      58,980      32,820     31,416
  Exploration
    expenses               25,927      74,654      11,326     36,175
  Amortization and
    depreciation          137,000     160,378      68,500     80,189
  General and
    administrative        347,923     306,984     204,170    154,512
                        ---------   ---------   ---------   --------
                          588,892     600,996     316,816    302,292
                        ---------   ---------   ---------   --------
     Loss before
       income taxes      (386,649)    (94,973)   (234,737)   (49,696)
Income tax (benefit)
  expense (note 4)        (59,200)     80,196     (27,140)    40,663
                        ---------   ---------   ---------   --------
     Net loss           $(327,449)   (175,169)   (207,597)   (90,359)
                        =========   =========   =========   ========

Loss per common share   $    (.08)      (.04)       (.05)     (.02)
                        =========   =========   =========   ========

See accompanying notes to consolidated financial statements.

            OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Six Months Ended
                                                September 30,
                                            ---------------------
                                              1995         1994
                                            ---------   ---------
Cash flows from operating activities:
  Net loss                                  $(327,449)   (175,169)

  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization and depreciation           137,000     160,378
      Deferred income tax benefit             (59,200)    (66,470)
      Decrease (increase) in
        receivables                             7,285    (203,435)
      Decrease (increase) in
        restricted cash                        15,629        (193)
      Decrease in prepaid expenses
        and other assets                        2,392       1,537
      Increase (decrease) in accounts
        payable and accounts
        payable to affiliates                  55,012     (20,406)
      Increase (decrease) in accrued
        expenses                               81,417      (5,127)
      Increase in other noncurrent
        liabilities                             1,141       2,133
                                            ---------   ---------
        Net cash used in
          operating activities                (86,773)   (306,752)
                                            ---------   ---------
Cash flows from financing activities:
  Borrowings from affiliates                   49,685     400,000
                                            ---------   ---------
        Net cash provided by financing
          activities                           49,685     400,000
                                            ---------   ---------
        Net (decrease) increase in cash       (37,088)     93,248
Cash at beginning of period                   154,628      48,928
                                            ---------   ---------
Cash at end of period                       $ 117,540     142,176
                                            =========   =========


See accompanying notes to consolidated financial statements.

             OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated balance sheet as of March 31, 1995, which has been derived from audited statements, and the unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made which are necessary for the fair presentation of the periods presented. The accounting policies of the Registrant are set forth in the financial statements and notes thereto and are included in the Registrant's latest annual report on Form 10-KSB. It is suggested that these consolidated financial statements be read in conjunction with that document.

(2)  NOTES PAYABLE

     Notes payable to affiliate at September 30 and March 31, 1995 represent borrowings under a $2,000,000 line of credit established in favor of the Registrant by NWO Resources, Inc. (NWO), the parent company of International Hydrocarbons, the Registrant's majority stockholder. On September 19, 1995, the Registrant entered into a Modification Agreement with NWO, modifying the existing line of credit arrangement between the Registrant and NWO. Prior to entering into the Modification Agreement, the NWO line of credit provided for cumulative draws of up to $2,000,000 with interest payable monthly on the outstanding balance at the greater of the U.S. bank prime lending rate or 1-3/4% above the 30-day LIBOR in effect on the date of each draw against the line of credit. Draws under the line of credit are evidenced by promissory notes which were originally payable no later than January 1, 1996 with interest at annual rates of 7% to 9%. Cumulative draws on the NWO line of credit had reached $2,000,000 by February 15, 1995. The line of credit is secured by the Registrant's net earnings interest in certain oil and gas producing areas offshore Greece. At the time the Modification Agreement was entered into, the Registrant was in default under the terms of the line of credit as it had not made its interest payments for May, June, July and August 1995.

     The Modification Agreement provides as follows:

1. Except as provided below, NWO will forebear on collection until December 31, 1996 of the interest and principal on the $2,000,000 of promissory notes evidencing draws on the NWO line of credit ("Oceanic Notes").

2. Any monies collected by the Registrant from Denison either before or after December 31, 1996 will first be applied to paying accrued interest on the Oceanic Notes. After all accrued interest has been paid, and prior to December 31, 1996, the Registrant will be permitted to use up to $200,000 of monies collected from Denison for working capital purposes. All remaining collections from Denison will be applied first to accrued interest and then to reducing principal on the Oceanic Notes.

3. The Security Agreement between the Registrant and NWO will be amended to provide that NWO has a full security interest in all proceeds from the Registrant's lawsuit against Denison and any existing and future Registrant receivables from Denison.

4.   The interest rate on the Oceanic Notes is adjusted to 8.25%.

5. The Registrant agrees to diligently pursue its lawsuit against Denison.

6. The Registrant will use its best efforts to file a Registration Statement with the Securities and Exchange Commission with respect to the rights offering described below and use its best efforts to cause the Registration Statement to become effective by December 31, 1995.

 7. In order to enable the Registrant to diligently pursue its lawsuit against Denison, NWO agrees to make advances to the Registrant for ongoing legal fees as reflected in statements received by the Registrant subsequent to August 1, 1995 in connection with the Denison litigation up to an estimated $100,000 in litigation expenses. As of September 30, 1995, the Registrant has borrowed $49,685 for legal fees. This amount is included as a current liability in the accompanying financial statements.

8. The Registrant agrees to reimburse NWO for such advances up to an estimated $100,000 together with interest thereon computed at the annual rate of 10% upon receipt of the proceeds of the rights offering or January 31, 1996, whichever occurs earlier.

(3)  OIL AND GAS SALES - GREECE

     Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement. The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. Denison Mines Ltd., the working interest owner who has the contractual obligation to the Registrant for the 15% net earnings interest, has asserted that the calculation of the amounts due to the Registrant should be based on the amended agreement with the Greek government. The Registrant disagrees with this interpretation and has commenced a legal action in Canada seeking a declaration by the Court that amounts due the Registrant attributable to its 15% net earnings interest be calculated based on the terms of the license agreement before the 1993 amendment. The Registrant has filed for damages of approximately $5,000,000 for the period from January 1, 1993 through March 31, 1994, plus damages since that date and undetermined future damages. The Registrant estimates that damages for unpaid revenues for the period from April 1, 1994 through September 30, 1995, are approximately $7,000,000. While the Registrant believes it has a reasonable possibility of prevailing in the litigation, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant. Unpaid revenues for the net earnings interest calculated under the terms of the amended agreement are estimated at approximately $675,000 for the period from January 1, 1993 through September 30, 1995, $490,000 of which is attributable to the year ended March 31, 1995.

     In response to the legal action commenced by the Registrant, the working interest owner has ceased remitting payments to the Registrant and has filed a counteraction seeking damages in the amount of $4,747,811 plus interest and costs, alleging the Registrant was overpaid for the period January 1, 1989 through December 31, 1993. As the working interest owner has ceased remitting payments to the Registrant for its 15% net earnings interest, the Registrant has not recorded any revenues for Greece for the year ended March 31, 1995 or for the six months ended September 30, 1995. A revenue accrual had been made for the six months ended September 30, 1994 but was subsequently reversed in the financial statements for the year ended March 31, 1995. While the Registrant believes that it will prevail on the counterclaim, the ultimate outcome of that matter likewise cannot be determined. Accordingly, no provision for any liability or loss that may result upon final resolution of the counterclaim has been recognized in the financial statements.

(4)  INCOME TAXES

     Income tax expense (benefit) consists of the following:



                                     Six Months Ended
                              September 30,     September 30,
                                 1995                1994
                             --------------     -------------
Current:
  Foreign - Greece             $       -            146,666

Deferred:
  Foreign - Greece               (59,200)           (66,470)
                               ---------            --------
    Total income tax
      (benefit) expense        $ (59,200)            80,196
                               ==========         =========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     In the past, the Registrant's principal source of revenue has been from its net earnings interest in an oil and gas concession located offshore Greece. Payments to the Registrant for its net earnings interest were suspended in 1994 when the Registrant commenced legal action against Denison. Prior to that time the revenues from the net earnings interest varied. The fluctuations in revenues in recent years are in part due to fluctuations in oil prices. The average per barrel price for oil production underlying the net earnings interest was $14.47, $12.38 and $15.65 for the years ended March 31, 1995, 1994 and 1993, respectively.

     Due to high Greek income taxes and royalties in combination with declining production levels, low oil prices and increasing operating costs, the consortium operating the Greek properties believed that the Greek operation was at its economic breakeven point. As a result, Denison and its partners commenced negotiations in 1992 with senior Greek government officials to obtain relief from the high level of government taxes and royalties. On February 23, 1993, the consortium reached an agreement with the Greek Government resulting in an amendment to the License Agreement known as Law 98/1975 which regulates the operation of the field. The amendment was ratified by the Greek Parliament on June 23, 1993 and was retroactive to January 1, 1993.

     The amendment provides for a sliding scale for both the cost recovery factor and the Greek royalty interest based on the annual adjusted gross income from operations on a calendar year basis.

     The new law also provides for a reduction in the effective Greek income tax rate from 50% to 40%.

     In addition, the new law required Denison and its partners to spend $15 million during 1993 and 1994 on infill drilling in order to enhance the recoverability of the hydrocarbons. In March 1994, the consortium announced the discovery of a new oil field by the drilling of the Prinos North-2 well. According to Denison's 1994 Annual Report, two oil bearing zones were flow tested with a 30 meter upper section flowing at about 3,200 barrels per day and a 7 meter lower section flowing at 150 barrels per day. Oil in place was calculated at about 18 million barrels of which 5 million may be recoverable. The crude from this discovery has an API gravity of about 25 degrees, contains about 7% sulphur and may have a selling value of between $1.50 and $4.00 per barrel less than Prinos crude. Recent discussions with Denison indicate that the consortium is not considering development of Prinos North at this time.

    Denison, who has the contractual obligation to pay the Registrant's net earnings interest, has asserted that the calculation of the amounts due the Registrant should be based on the amended agreement with the Greek government. The Registrant disagrees with this interpretation and has commenced legal action seeking a declaration by the Court that amounts due the Registrant attributable to its net earnings interest be calculated based on the terms of the license agreement prior to the 1993 amendment.
The Registrant has filed for damages of approximately $5,000,000 for the period from January 1, 1993 through March 31, 1994 plus damages since that date and undetermined future damages. The Registrant estimates that damages for unpaid revenues for the period from April 1, 1994, through September 30, 1995, are approximately $7,000,000.

     Denison has counterclaimed for the repayment of the sum of $4,747,811 that it alleges was mistakenly paid to the Registrant as part of the net earnings interest during the period from January 1, 1989, to December 31, 1993.

     The Registrant has received revenues from sales of seismic data gathered in its oil and gas exploration and development activities. That revenue is sporadic and is not sufficient to fund the Registrant's ongoing operations. During the six-month period ended September 30, 1995, the Registrant recorded approximately $36,700 of revenue from the sale of seismic data.

     The Registrant currently receives approximately $322,000 per year in connection with services it renders to Cordillera Corporation and San Miguel Valley Corporation pursuant to management agreements providing for reimbursement of costs for actual time and expenses incurred in activities conducted on behalf of those entities. The amounts received under the management agreements are a reimbursement for employee salaries and other operating expenses.

     Denison's suspension of the payments to the Registrant under the net earnings interest has resulted in the Registrant's inability to fulfill its financial obligations as they become due and therefore the Registrant faces potential insolvency. Accordingly, the Registrant's auditors have issued an opinion on the Registrant's financial statements for the year ended March 31, 1995 that includes an explanatory paragraph discussing the uncertainty regarding the Registrant's ability to continue as a going concern. The financial statements do not contain any adjustments that may be necessary if the Registrant is unable to continue as a going concern. In addition to the uncertainty of the Registrant's ability to continue as a going concern, the auditor's report also refers to the uncertainty associated with the legal action against Denison and indicates that no provision for any liability or loss that may result upon adjudication has been recognized in the financial statements for the year ended March 31, 1995.

     Since payments under the net earnings interest were suspended, the Registrant has funded its operations through draws against the line of credit established with NWO. Prior to the end of fiscal year 1995, the Registrant's credit line was exhausted.

     On September 19, 1995, the Registrant entered into the Modification Agreement with NWO. The Modification Agreement provides for limited funding of litigation expenses and provides temporary relief from any collection actions by NWO. The Modification Agreement does not provide any further funding for operating expenses of the Registrant other than limited funding of the litigation with Denison.

     On October 6, 1995, the Registrant filed a Form SB-2 Registration Statement with the SEC. Under the terms of the rights offering, the Registrant is offering to the holders of its common stock, the right to subscribe for additional shares on the basis of 1.5325 shares of common stock for each share held as of a specified closing date yet to be determined. The Registrant will proceed with the rights offering once the Form SB-2 is declared effective.

     On August 22, 1995, the Registrant obtained the commitment of International Hydrocarbons, the Registrant's principal stockholder, to subscribe to any unsubscribed shares under the rights offering provided that the Registrant used its best efforts to obtain an effective registration statement from the SEC by December 31, 1995.

     Future operations of the Registrant, reimbursement to NWO of advances for legal fees in connection with the litigation of its net earnings interest and settlement of accounts payable as funds are available will be financed by this rights offering. The Registrant estimates that the funding provided from the rights offering will be sufficient to fund the litigation with Denison through June 30,1996, the date prior to which the Registrant anticipates a judgment will be rendered in the litigation, and to fund limited operations through December 1996. Accounts payable will be settled as necessary and as funds are available. Even if a judgment in the Registrant's favor is obtained, of which there is no assurance, there is no guarantee that the Registrant would be able to collect that judgment and, if able to collect, when the judgment would be actually collected. Unless funds are collected as a result of the litigation with Denison and the revenue stream is resumed under the net earnings interest, the Registrant will be required to obtain some additional source of capital, in addition to the rights offering described herein, to fund continuing operations past December 1996 and pay off the NWO loan and accrued interest when due on December 31, 1996.

     If the judgment is not favorable, the Registrant would likely still retain its net earnings interest, however, the revenue stream will be substantially reduced. Unpaid revenues for the net earnings interest calculated under the terms of the amended agreement are estimated at approximately $675,000 for the period from January 1, 1993 through September 30, 1995, $490,000 of which is attributable to the year ended March 31, 1995. If Denison is successful in its counterclaim and obtains a judgment against the Registrant, revenues from the net earnings interest could be suspended and applied to payment of the judgment. If such unfavorable outcome occurs, it is uncertain as to whether the Registrant's revenue stream from its net earnings interest would be sufficient to pay off the NWO loan and accrued interest. The Registrant may be forced to liquidate its assets, and in such case, little if any assets will be available for distribution to shareholders.

     If the litigation with Denison is resolved in the Registrant's favor and payments are resumed under the net earnings interest, that revenue should be sufficient to fund on-going operations and limited new exploration activities. All revenues from the net earnings interest will be initially applied to repay the Registrant's obligations to NWO under the Modification Agreement. There is no assurance as to how long the Prinos property will continue to produce oil and gas and, accordingly, how long the Registrant can expect revenue from its net earnings interest.

     The financial statements do not include any adjustments that might result from the uncertainties described above.

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGE IN SECURITIES

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

     The Registrant has failed to maintain the minimum standards required by the Pacific Stock Exchange (the "Exchange") to maintain its listing as a Tier II Security on that Exchange. On August 25, 1995, the Registrant was notified that it is subject to the initiation of delisting procedures. Its listing status was reviewed by the Exchange at a meeting of the Equity Listing Committee (the "Committee") held on October 3, 1995. The Registrant was informed that the Committee had decided to delist its common stock. The Committee based its decision upon the Registrant's deficiencies with respect to the following components of the Exchange's listing maintenance requirements: net tangible assets of at least $500,000, aggregate market value of at least $500,000, and a minimum bid price per share of at least $1. The Registrant has the right to appeal the decision of the Committee and the Registrant intends to pursue such an appeal. The Registrant's common stock is suspended from trading as of October 4, 1995 and will remain suspended until the appeals process is completed. If the stock is delisted from the Exchange, it will be necessary to secure a broker-dealer to serve as a market maker for trades in the stock. This may impact the convenience of trading in the shares. Any impact on the market value of the shares cannot be predicted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits filed herewith are listed below and if not located in another previously filed registration statement or report, are attached to this Report at the pages set out below. The "Exhibit Number" below refers to the Exhibit Table in Item 601 of Regulation S-B. Those reports previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-B are incorporated herein by reference, in accordance with the provisions of Rule 126-32, to the reports or registration statements identified below.


   Exhibit Number          Name of Exhibit                Location
-----------------    --------------------------        ---------------
       10.1          Modification Agreement with       Exhibit 10.20 on
                     NWO Resources, Inc. dated         Form SB-2 filed
                     September 19, 1995                October 6, 1995,
                                                       File # 33-63277

       10.2          First Amendment to                Exhibit 10.21 on
                     Security Agreement with           Form SB-2 filed
                     NWO Resources, Inc. dated         October 6, 1995,
                     September 19, 1995                File # 33-63277

       10.3          Letter dated August 22,           Exhibit 10.22 on
                     1995 from International           Form SB-2 filed
                     Hydrocarbons regarding            October 6, 1995,
                     purchase of unsubscribed          File # 33-63277
                     stock in rights offering

     (b) There have been no reports on Form 8-K filed during the quarter for which this Report is filed.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OCEANIC EXPLORATION COMPANY



Date: November 10, 1995                       /s/ Charles N. Haas
-------------------------              ---------------------------------------
                                       Charles N. Haas
                                       President


Date: November 10, 1995                       /s/ Diana J. Peters
-------------------------              ---------------------------------------
                                       Diana J. Peters
                                       Treasurer and
                                       Chief Financial Officer