Form 10KSB/A
period 1995-03-31
OCEANIC EXPLORATION CO
filed 1995-11-24
CIK 73759

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                      FORM 10-KSB/A - AMENDMENT NO. 1

(Mark one)
[ X ]    Annual Report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934 [Fee Required]
              For the fiscal year ended  March 31, 1995.

[   ]    Transition Report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934 [No Fee Required]
              For the transition period from ____________ to ____________.
              Commission file number     0-6540     .
                                     ---------------

                          OCEANIC EXPLORATION COMPANY
                (Name of small business issuer in its charter)

             DELAWARE                                      84-0591071
      (State of Incorporation)                     (I.R.S. Employer Ident. No.)

                       5000 South Quebec Street, Suite 450
                            Denver, Colorado 80237
                               (303) 220-8330
          (Address and telephone number of principal executive offices)

          Securities registered under Section 12(b) of the Exchange Act:

          Title of class               Name of exchange on which registered
          --------------               ------------------------------------
   Common stock ($.0625 par value)          The Pacific Stock Exchange
                                                    Incorporated

       Securities registered under Section 12(g) of the Exchange Act:
                                      NONE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               YES  X     NO
                                   ---       ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB/A or any amendment to this Form 10-KSB.                       [   ]

Issuer's revenues for fiscal year ended March 31, 1995   $321,495

As of June 8, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $1,235,178.

As of June 8, 1995, the Registrant had outstanding 3,915,154 shares of common stock ($.0625 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on pages 37, 38 and 39.

                                   PART I

ITEM 1.  BUSINESS

Oceanic Exploration Company (the "Registrant", also called the "Company" in some parts of this Report, which terms include its subsidiaries) was incorporated in 1969 and is engaged in the business of acquiring oil and gas concessions covering large blocks of acreage and in conducting exploration activities thereon, including seismic and other geophysical evaluation and exploratory drilling where appropriate. Registrant conducts its operations directly or through wholly owned subsidiaries. The term "concession" is used herein to mean exploration, development and production rights with respect to a specific area, which rights may be created by agreement with a government, governmental agency or corporation. When a discovery of oil or gas occurs, Registrant will pursue the development of reserves and the production of oil or gas to the extent considered economically feasible and may finance development by farming out or selling a portion of its interest in the discovery. Registrant's property interests are located in the North Aegean Sea, offshore Greece and in the East China Sea.

Registrant's business activities involve only one industry segment, oil and gas exploration and development. Financial information relating to Registrant's business and an explanation of the same may be found in Items 6 and 7 of this Report.

Registrant employs six people, four of whom are full-time employees.

(a)  MODE OF OPERATION

Registrant has generally undertaken exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of and any revenue from a discovery. Such arrangements do not always equate the proportion of expenditures undertaken by a party with the share of revenues to be received by such party.

Registrant has usually obtained concessions directly from a government or governmental agency and has then entered into arrangements with other participants whereby Registrant has received cash payments and has had its share of exploration expenditures paid (either before or after being expended) in whole or in part by other participants.

Since Registrant's establishment, sales of partial interest in its concessions have been part of its normal course of business and have provided funds for the acquisition of further concessions and for exploration of existing concessions. Some of the competition and risk factors relating to this method of doing business are referred to below in (c).

In order to maintain its concessions in good standing, Registrant is usually required to expend substantial sums for exploration and, in many instances, for surface rentals or other cash payments. Additionally, the development of any discoveries made upon concessions in which Registrant holds an interest generally involve the expenditure of substantial sums of money. Registrant has, in the past, satisfied required expenditures on its concessions. Registrant cannot be certain that its revenues in the future will be sufficient to satisfy expenditures required to be made on its concessions and continues to pursue other opportunities from alternative sources which would enhance its liquidity.

(b)  RECENT DEVELOPMENTS

DENISON LITIGATION: In June 1994, the Registrant commenced legal action against Denison Mines Ltd. (Denison) of Canada seeking a declaration by the Court that amounts due the Registrant attributable to its 15% net earnings interest (also called net profits interest in some parts of this report) in certain oil and gas producing areas offshore Greece be calculated based on the terms of the license agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. The Registrant is seeking damages of approximately $5,000,000 for the period from January 1, 1993 through March 31, 1994 plus damages since that date and undetermined future damages. The Registrant estimates that damages for unpaid revenues for the period from April 1, 1994 through September 30, 1995 are approximately $7,000,000, $5,000,000 of which is attributable to the year ended March 31, 1995. While the Registrant believes there is a reasonable possibility of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time. Furthermore, there are no assurances that the Registrant will be able to collect from Denison on a successful judgment or settlement of the pending litigation. Initially, it appeared, based on Denison's public filings, that the financial stability of Denison was questionable and that Denison continued to operate at the sufferance of its secured creditors. Denison announced on October 16, 1995 that Denison's Board had approved a Plan of Arrangement which, among other things, incorporates agreements restructuring the debt held by Denison's major lenders, the Toronto Dominion Bank, Bank of America Canada, and the Canadian Mortgage and Housing Corporation. The announcement states that the Plan is to be put to the shareholders at meetings scheduled for December 18, 1995. These announced plans if implemented may increase the likelihood that Denison would have assets available for satisfaction of a judgment in favor of the Registrant. No amounts have been recorded in the financial statements for revenues or damages, if any, that may ultimately be awarded. Unpaid revenues for the net earnings interest calculated under the terms of the amended agreement are estimated at approximately $675,000 for the period from January 1, 1993 through September 30, 1995, $490,000 of which is attributable to the year ended March 31, 1995. On November 25, 1994, the case was transferred to the Commercial List of the Ontario Court. A court date has been scheduled for February 1996.

In response to the lawsuit filed against Denison by the Registrant, Denison has filed a counterclaim seeking damages of approximately $4,800,000 plus interest and costs alleging that the Registrant was overpaid for the period from January 1, 1989 through December 31,

1993. In addition, Denison has ceased remitting payments to the Registrant for its 15% net profits interest. The Registrant believes that the revenues are suspended based on the alleged amounts due Denison as filed in the counterclaim. Accordingly, the Registrant has not recorded any oil and gas revenues for Greece for the current year. While the Registrant also believes that it will prevail on the counterclaim, the ultimate outcome likewise cannot be determined. Accordingly, no provision for any liability or loss that may result upon final resolution of the counterclaim has been recognized in the financial statements. Legal proceedings are described in Item 3.

LIQUIDITY: The Registrant has been dependent upon the Prinos net profits interest and draws on a line of credit facility provided by NWO Resources, Inc. (NWO) for operating cash flow. NWO is the parent corporation of the Registrant's majority stockholder, International Hydrocarbons. The Registrant required financial assistance from NWO during 1995 under the line of credit agreement (see Item 6). Recent discussions with NWO indicate that NWO is unwilling to extend further financial assistance to the Registrant. As of May 31, 1995, the Registrant is in default on the line of credit as it has not made its interest payment for May 1995. Management has entered into discussions with NWO with a view towards achieving an agreement which would defer interest and principal payments and allow the Registrant to obtain the alternative financing necessary to fund litigation costs and continue limited operations. There can be no assurances that an agreement can be reached with NWO.

The Registrant will require additional funds to fund its litigation costs, pay interest expense, and continue limited operations (See Item 6). Management is reviewing the Registrant's activities and taking actions to reduce overhead costs. The Registrant is considering various options to fund its activities which include raising additional capital, borrowing additional funds, the sale of assets or a merger with another company. Obtaining the additional financing may be difficult and there can be no assurances that the Registrant will be successful in doing so. Unless additional funds can be made available, it is unlikely that the Registrant can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(c)  COMPETITION AND RISK FACTORS

The oil and gas industry is competitive, and the Registrant must compete with many long-established companies having far greater resources and operating experience. Furthermore, the demand for financing of oil and gas and mineral exploration and development programs substantially exceeds the available supply, and Registrant competes with other exploration and development companies of far greater means for the available funds. The scope of its exploration activities is currently constrained by this shortage of funds.

Oil and gas exploration activities, especially in foreign areas, are also subject to a wide variety of risks which affect not only the concessions themselves but also their saleability (whether of partial interests or otherwise) to third parties. In addition to the risk of failing to find marketable quantities of oil and gas after substantial expenditures of time and money, any of the following factors may also adversely affect Registrant's business operations:

          (i) The effects of the current suspension of the Greek net earnings interest payment on continuing operations;

          (ii) Unsuccessful results in the pending litigation against the operator of the Greek properties;

          (iii) Potential expropriation or nationalization of concessions or facilities by foreign governments;

          (iv) Jurisdictional disputes between foreign governments concerning areas in which Registrant's concessions are located;

          (v) Civil unrest or significant political changes in foreign countries in which Registrant holds concessions;

          (vi) Taxation by foreign governments of Registrant's income derived within their jurisdiction combined with uncertainties over the availability in the United States of foreign tax credits for taxes actually paid to foreign governments; and

          (vii)     Fluctuations in price of and demand for oil and gas.

ITEM 2.  PROPERTIES

Registrant holds various interests in concessions or leases for oil and gas exploration which are listed below.

Oil and gas property interests as reflected in the accompanying financial statements include costs attributable only to the Greek interest. Costs on all other foreign concessions described below have been charged to expense in prior years.

GREECE. The Registrant has the right to receive an "oil payment and net profits interest" payable by Denison Mines Ltd., a Canadian company, from the proceeds of production of oil and gas from certain concession areas totaling approximately 430,000 acres in the North Aegean Sea, offshore Greece. "Development areas" for the Prinos Oil Field covering 23,390 gross acres and for the Kavala Gas Field covering 11,787 gross acres have been defined by the Greek government and given "development status." The term of each "development" license is 26 years, with an automatic 10-year renewal. The remaining exploration area adjoining Prinos and South Kavala covers 153,316 acres and an exploration area east of the island of Thasos covers an additional 243,367 acres.

The Registrant's 15% net profits interest is subject to a lien in favor of NWO Resources, Inc. ("NWO"), which lien secures payment of the amounts due to NWO by the Company. See "MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Daily production from the Prinos/South Kavala Fields averaged 10,652 barrels of oil, .42

MCF of natural gas and 151 tons of sulphur during fiscal year ended March 31, 1995. According to Denison's 1994 Annual Report, calendar year 1994 production was essentially maintained at levels achieved in calendar year 1993 as a result of the completion of workovers and the drilling of infill wells and that two more infill wells are being considered for 1995 in order to maintain economic rates of production.

Due to high Greek income taxes and royalties in combination with declining production levels, low oil prices and increasing operating costs, the consortium believed that the Greek operation was at its economic breakeven point. As a result, Denison and its partners commenced negotiations in 1992 with senior Greek government officials to obtain relief from the high level of government taxes and royalties. On February 23, 1993, the consortium reached an agreement with the Greek government resulting in an amendment to the License Agreement known as Law 98/1975 which regulates the operation of the field. The amendment was ratified by the Greek Parliament on June 23, 1993 and was retroactive to January 1, 1993.

The amendment provides for a sliding scale for both the cost recovery factor and the Greek royalty interest based on the annual adjusted gross income from operations on a calendar year basis. The new law also provides for a reduction in the effective Greek income tax rate from 50% to 40%.

In addition, the new law required Denison and its partners to spend $15 million during 1993 and 1994 in infill drilling in order to enhance the recoverability of the hydrocarbons. In March 1994, the consortium operating the Greek properties announced the discovery of a new oil field by the drilling of the Prinos North-2 well. Denison's 1994 Annual Report states that two oil bearing zones were flow tested with a 30 meter upper section flowing at about 3,200 barrels per day and a 7 meter lower section flowing at 150 barrels per day. Oil in place was calculated at about 18 million barrels of which 5 million may be recoverable. The crude from this discovery has an API gravity of about 25 degrees, contains about 7% sulphur and may have a selling value of between $1.50 and $4.00 per barrel less than Prinos crude. The Registrant has not received any further information regarding the development plans, if any, for this new discovery.

Denison, who has the contractual obligation to pay the Registrant's 15% net profits interest, has asserted that the calculation of the amounts due the Registrant should be based on the amended agreement with the Greek government. The Registrant disagrees with this interpretation and has commenced legal action seeking a declaration by the Court that amounts due the Registrant attributable to its 15% net profits interest be calculated based on the terms of the license agreement before the 1993 amendment. The Registrant is seeking damages of approximately $5,000,000 for the period from January 1, 1993 through March 31, 1994 plus damages since that date and undetermined future damages. The Registrant estimates that damages for the unpaid revenues for the period from April 1, 1994 through September 30, 1995 are approximately $7,000,000, $5,000,000 of which is attributable to the year ended March 31, 1995. The

Registrant believes there is a reasonable possibility of prevailing in the litigation but the ultimate outcome of the lawsuit cannot be determined at this time. Furthermore, there are no assurances that the Registrant will be able to collect from Denison on a successful judgment or settlement of the pending litigation. Therefore, no amounts have been recorded in the financial statements for revenues or damages, if any, that may ultimately be awarded. Unpaid revenues for the net earnings interest calculated under the terms of the amended agreement are estimated at approximately $675,000 for the period from January 1, 1993 through September 30, 1995, $490,000 of which is attributable to the year ended March 31, 1995.

In response to the lawsuit filed against Denison by the Registrant, Denison has filed a counterclaim seeking damages of approximately $4,800,000 plus interest and costs alleging that the Registrant was overpaid for the period from January 1, 1989 through December 31, 1993. In addition, Denison has ceased remitting payments to the Registrant for its 15% net profits interest. The Registrant believes that the revenues are suspended based on the alleged amounts due Denison as filed in their counterclaim. Accordingly, the Registrant has not recorded any oil and gas revenues for Greece for the current year. While the Registrant also believes that it will prevail on the counterclaim, the ultimate outcome likewise cannot be determined. Accordingly, no provision for any liability or loss that may result upon final resolution of the counterclaim has been recognized in the financial statements. Legal proceedings are described in Item 3.

The Registrant's counsel is unable to conclude that the likelihood of an adverse determination in the litigation with Denison is remote. In addition, if the Registrant obtains a favorable judgment against Denison, there is no assurance that the Registrant will be able to collect the judgment because of Denison's current condition.

REPUBLIC OF CHINA (TAIWAN). Registrant holds a 22.23% working interest in a concession located north of Taiwan in the East China Sea, covering 3,706,560 gross acres. The exploration license for this concession had a nominal term extending to 1979, requiring exploration activity and minimum expenditures. Preparations for initial exploratory drilling were suspended in 1977 under a claim of force majeure, pending resolution of a territorial dispute among the Republic of China (Taiwan), the Government of Japan and the People's Republic of China. The Chinese Petroleum Corporation (Taiwan) has agreed to suspend obligations under this concession until December 31, 1995.

During fiscal 1990, the Registrant entered into a farmout agreement with two United Kingdom companies conveying two-thirds of its original 66.67% interest in the concession.

Due to the uncertainty of sovereignty in the area, no immediate development expenditures, as required under the terms of the concession agreement, are anticipated. The Registrant has incurred $27,171 of exploration expenses during fiscal 1995 as the result of ongoing negotiations with the governments of China and Taiwan and the reprocessing of seismic data to assist in the future exploration and development of the concession.

In fiscal year 1994, the Registrant reported that the People's Republic of China was indicating its intention to open up adjacent concession areas for bidding and that a resolution to the sovereignty issues may result. Nothing has occurred in fiscal year 1995 to indicate that the lifting of the current force majeure status is imminent.

BOLIVIA. Registrant has conducted a preliminary exploration study of a 10,500 square kilometer area located in the eastern part of the country near the Paraguayan border, pursuant to a work study program with Y.P.F.B., the government controlled agency having responsibility for oil and gas exploration in Bolivia. Registrant has preliminarily agreed to the terms of an operations contract pertaining to such area and anticipates signing an operations contract in fiscal year 1996.

VIETNAM. The Registrant has decided not to pursue the Memorandum Agreement with PetroVietnam pertaining to an area offshore Vietnam in the South China Sea due to the inability to reach favorable terms for an exploration agreement.

               OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                    UNAUDITED SUPPLEMENTAL INFORMATION
                          RELATING TO OIL AND GAS
                            PROPERTY INTERESTS


The information presented below relates solely to the Registrant's interest in offshore Greece described in Item 2 to this Form 10-KSB/A.

The Registrant's interest in Greece consists of a contractual right to receive a 15% "net profits interest." Because the Registrant has a net profits interest and not a working interest in this property, the Registrant is only entitled to receive information regarding current monthly production quantities and net revenue. Consequently, certain information regarding the operations of the property is unavailable to the Registrant. In recent years, the Registrant has provided information concerning estimated quantities of proved oil and gas reserves attributable to its net profits interest which had been derived from publicly available information. Currently, there is no publicly available information which takes into consideration the effects of the infill drilling during 1993 and 1994 as required under the 1993 amendment to the License Agreement known as Law 98/1975. Similarly, the Registrant does not have access to the engineering data upon which the infill drilling program was based. Therefore, the Registrant is not in a position to estimate the potential future producible reserves and/or present value of future net revenues attributable to its net profits interest.

                 OIL AND GAS REVENUE AND COST INFORMATION

     Revenue from and costs incurred in oil and gas producing activities for the fiscal years ended March 31, 1995, 1994 and 1993 are as follows:

                                             Year ended March 31,
                                ------------------------------------------
                                    1995           1994            1993
                                -----------     ----------     -----------
Oil and gas revenue (1)
 Greece                              -          $  573,100     $ 4,523,500
Less Greek income taxes paid         -            (228,100)     (2,245,499)
                                -----------     ----------     -----------
                                     -          $  345,000     $ 2,278,001
                                ===========     ==========     ===========


Capitalized costs related
to oil and gas producing
activities
Proved properties
 Greece                         $39,000,000     $39,000,000    $39,000,000

Less accumulated depreciation,
  depletion and amortization    (37,629,909)    (37,396,220)   (37,151,590)
                                -----------     -----------    -----------
                                $ 1,370,091     $ 1,603,780    $ 1,848,410
                                ===========     ===========    ===========

(1) The Company's gross revenues are burdened only by Greek income taxes. The Company has no production costs since its property interest is a net profits interest.

The rate of depreciation, depletion and amortization as a percentage of gross revenues (net of Greek income taxes) for Greece is as follows:

                                                 Year ended March 31,
                                           -----------------------------
                                           1995         1994        1993
                                           ----         ----        ----
Greece                                      -            71%         30%


ITEM 3.   LEGAL PROCEEDINGS

On June 13, 1994, the Registrant commenced legal action against Denison Mines Ltd. in the Ontario Court (General Division) of Ontario, Canada. The Registrant is seeking a declaration by the Court that amounts due the Registrant attributable to its 15% net profits interest be calculated based on the terms of the license agreement prior to the 1993 amendment. The Registrant is seeking damages of approximately $5,000,000 for the period from January 1, 1993 through March 31, 1994 plus undetermined future damages. On November 25, 1994, the case was transferred to the Commercial List of the Ontario Court. A court date has been scheduled for February 1996.

In response to the lawsuit filed against Denison by the Company, Denison has filed a counterclaim seeking damages of approximately $4,800,000 plus interest and costs alleging that the Company was overpaid for the period from January 1, 1989 through December 31, 1993. Registrant's net profits interest is described in Item 2.

The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any revenues or damages that may result upon adjudication has been recognized in the financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's common stock is traded on the Pacific Stock Exchange Incorporated and is traded under the symbol OXC. The Registrant has failed to maintain the minimum standards required by the Pacific Stock Exchange (the "Exchange") to maintain its listing as a Tier II Security on that Exchange. On August 25, 1995, the Registrant was notified that it is subject to the initiation of delisting procedures. Its listing status was reviewed by the Exchange at a meeting of the Equity Listing Committee (the "Committee") held on October 3, 1995. The Registrant was informed that the Committee had decided to delist its common stock. The Committee based its decision upon the Registrant's deficiencies with respect to the following components of the Exchange's listing maintenance requirements: net tangible assets of at least $500,000, aggregate market value of at least $500,000, and a minimum bid price per share of at least $1. The Registrant has the right to appeal the decision of the Committee and the Registrant intends to pursue such an appeal. The Registrant's common stock is suspended from trading as of October 4, 1995 and will remain suspended until the appeals process is completed. At that time, the common stock will either resume trading on the Exchange or be delisted. If the stock is delisted from the Exchange, it will be necessary to secure a broker-dealer to serve as a market maker for trades in the stock. This may impact the convenience of trading in the shares. Any impact on the market value of the shares cannot be predicted. There are no assurances that the Registrant will continue to be listed on the Pacific Stock Exchange.

The range of closing prices in Registrant's stock over the last two years (which are not necessarily representative of actual transactions) is set out below.

                                     Fiscal 1995        Fiscal 1994
                                    -------------      -------------
                                    High      Low      High     Low
                                    -----     ---      -----    ----
June 30                             $1.13     .88      $1.56    1.38
September 30                          .88     .75       1.50     .56
December 31                           .75     .50       1.00     .63
March 31                              .88     .63       1.13     .75


Registrant uses all available funds for working capital purposes, and has never paid a dividend. Registrant's management does not anticipate paying dividends in the future. As of June 8, 1995, the number of record holders of Registrant's common stock was 502.

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

In the past, the Registrant's principal source of revenue was from its net profits interest in an oil and gas concession located offshore Greece. The average per barrel price for oil production from the Registrant's concession in Greece was $14.47, $12.38 and $15.65 for the years ended March 31, 1995,
1994, and 1993, respectively.

Due to high Greek income taxes and royalties in combination with declining production levels, low oil prices and increasing operating costs, the consortium operating the Greek properties believed that the Greek operation was at its economic breakeven point. As a result, Denison and its partners commenced negotiations in 1992 with senior Greek government officials to obtain relief from the high level of government taxes and royalties. On February 23, 1993, the consortium reached an agreement with the Greek Government resulting in an amendment to the License Agreement known as Law 98/1975 which regulate the operation of the field. The amendment was ratified by the Greek Parliament on June 23, 1993 and was retroactive to January 1, 1993.

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

Denison, who has the contractual obligation to pay the
Registrant's 15% net profits interest, has asserted that the calculation of the amounts due the Registrant should be based on the amended agreement with the Greek government. The Registrant disagrees with this interpretation and has commenced legal action seeking a declaration by the Court that amounts due the
Registrant attributable to its 15% net profits interest be
calculated based on the terms of the license agreement prior to the 1993 amendment. The Registrant is seeking damages of approximately $5,000,000 for the period from January 1, 1993 through March 31, 1994 plus damages since that date and
undetermined future damages.  The Registrant estimates that
damages for unpaid revenues for the period from April 1, 1994 through September 30, 1995 are approximately $7,000,000,
$5,000,000 of which is attributable to the year ended March 31,
1995.  The Registrant believes there is a reasonable possibility of prevailing in the litigation but the ultimate outcome of the lawsuit cannot be determined at this time. Furthermore, there are no assurances that the Registrant will be able to collect from Denison on a successful judgment or settlement of the
pending litigation.  Initially, it appeared, based on Denison's public filings, that the financial stability of Denison was questionable and that Denison continued to operate at the sufferance of its secured creditors.  Denison announced on
October 16, 1995 that Denison's Board had approved a Plan of Arrangement which, among other things, incorporates agreements restructuring the debt held by Denison's major lenders, the
Toronto Dominion Bank, Bank of America Canada, and the Canadian Mortgage and Housing Corporation. The announcement states that the Plan is to be put to the shareholders at meetings scheduled for December 18, 1995. These announced plans if implemented may increase the likelihood that Denison would have assets available
for satisfaction of a judgment in favor of the Registrant.   No
amounts have been recorded in the financial statements for revenues or damages, if any, that may ultimately be awarded.
Unpaid revenues for the net earnings interest calculated under the terms of the amended agreement are estimated at approximately $675,000 for the period from January 1, 1993 through September 30, 1995, $490,000 of which is attributable to the year ended March 31, 1995.

In response to the lawsuit filed against Denison by the Registrant, Denison has filed a counterclaim seeking damages of approximately $4,800,000 plus interest and costs alleging that the Registrant was overpaid for the period from January 1, 1989 through December 31, 1993. In addition, Denison has ceased remitting payments to the Registrant for its 15% net profits interest. The Registrant believes that the revenues are suspended based on the alleged amounts due Denison as filed in the counterclaim. Accordingly, the Registrant has not recorded any oil and gas revenues for Greece for the current year. While the Registrant also believes that it will prevail on the counterclaim, the ultimate outcome likewise cannot be determined. Accordingly, no provision for any liability or loss that may result upon final resolution of the counterclaim has been recognized in the financial statements.

Denison's suspension of the Registrant's principal source of revenue has resulted in the Registrant's inability to fulfill its financial obligations as they become due and therefore the Registrant faces potential insolvency. Accordingly, the Registrant's auditors have issued an opinion on the Registrant's financial statements that includes an explanatory paragraph discussing the uncertainty regarding the Registrant's ability to continue as a going concern. The financial statements do not contain any adjustments that may be necessary if the Registrant is unable to continue as a going concern. In addition to the uncertainty of the Registrant's ability to continue as a going concern, the auditor's report also refers to the uncertainty associated with the legal action against Denison and indicates that no provision for any liability or loss that may result upon adjudication has been recognized in the financial statements for the year ended March 31, 1995.

The Registrant has used draws against its line of credit with NWO, the parent company of International Hydrocarbons, the Registrant's majority stockholder, to cover its general operating expenses. The NWO line of credit provides for cumulative draws of up to $2,000,000 with interest payable monthly on the outstanding balance at the greater of the U.S. bank prime lending rate or 1 3/4% above the 30-day LIBOR in effect on the date of each draw against the line of credit. Such draws are evidenced by promissory notes payable no later than January 1, 1996. Cumulative draws on the NWO line of credit are $2,000,000 at March 31, 1995. The line of credit is secured by the Registrant's 15% net profits interest in the offshore Greece properties. Recent discussions with NWO indicate that NWO is unwilling to extend further financial assistance to the Registrant. As of May 31, 1995, the Registrant is in default on the line of credit as it has not made its interest payment for May 1995. Management has entered into discussions with NWO with a view towards achieving an agreement which would defer interest and principal payments and allow the Registrant to obtain the alternative financing necessary to fund litigation costs and continue limited operations. There can be no assurances that an agreement can be reached with NWO.

The Registrant will require additional funds to fund its litigation costs, pay interest expense, and continue limited operations. Management is reviewing the Registrant's activities and taking actions to reduce overhead costs. The Registrant is currently considering various options to fund its activities which include raising additional capital, borrowing additional funds, the sale of assets, or a merger with another company.
There can be no assurances that the Registrant will be successful in any of these arrangements. Unless additional funds can be made available, it is unlikely that the Registrant can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The Registrant reported net losses of $796,602 and $448,746 for the years ended March 31, 1995 and 1994, respectively, and net income of $1,511,343 for the year ended March 31, 1993. The most significant factors in the fluctuations of net income between the periods are lower Greek revenues as the result of the position taken by Denison in the calculation of the Registrant's 15% net profits interest, variances in oil and gas prices received, and the effect of normal production declines from the Prinos and South Kavala fields in Greece. The depletion provision decreased from $678,519 in 1993 to $244,630 for 1994, and subsequently to $233,689 for 1995, reflecting the declining base of depletable costs for the Greece concession.

The following table summarizes the primary components of changes in net income before the provision for income taxes for the relevant periods:


                                    YEAR ENDED MARCH 31,
                          -----------------------------------------
                              1995          1994         1993
                          ----------     ----------    ----------
Calculation of Greek
 revenues                   (573,100)    (3,377,000)     (623,000)
Production decline             -            (78,000)   (1,315,000)
Price decrease                 -           (477,000)     (115,000)
Reduction in
 depreciation and
 depletion charges            10,941        433,889       176,842
(Increase) reduction in
 interest costs              (38,136)        43,741       200,211
Increase (reduction) in
 other income                 59,266       (182,000)       -
Other                        (14,870)       (20,133)       65,220
                          ----------     ----------    ----------
 Decrease in income
  before taxes            $ (555,899)    (3,656,503)   (1,610,727)
                          ==========     ==========    ==========


For the year ended March 31, 1995, other components of changes in net income are the net effect of a decrease in exploration expenses and an increase in general and administrative expenses.

The provision for income taxes in fiscal 1995 decreased approximately $208,000 from the fiscal 1994 provision due to a decrease in Greek income taxes corresponding to the decrease in Greek oil and gas revenues recorded.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    INDEX                                   PAGE
                    -----                                   ----

     Independent Auditors' Report                           19

     Consolidated Balance Sheets                            20-21

     Consolidated Statements of
      Operations and Accumulated Deficit                    22

     Consolidated Statements of
      Cash Flows                                            23

     Notes to Consolidated Financial Statements             24-29

                            OCEANIC EXPLORATION COMPANY
                                 AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1995 AND 1994


                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Oceanic Exploration Company:


We have audited the accompanying consolidated balance sheets of Oceanic Exploration Company and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of operations and accumulated deficit and cash flows for each of the years in the three-year period ended March 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly the financial position of Oceanic Exploration Company and subsidiaries as of March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Oceanic Exploration Company and subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's inability to generate sufficient cash flow to sustain operations and service its debt raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also disclosed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company has commenced legal action in Canada seeking a declaration by the Court that amounts due the Company attributable to its 15% net profits interest in an oil and gas property offshore Greece be calculated based on the terms of a license agreement with the Greek government before a recent amendment. The working interest owner who has the contractual obligation to the Company for its 15% net profits interest has ceased remitting payments to the Company and has filed a counterclaim. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability or loss that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

                                        /s/  KPMG Peat Marwick LLP
                                        --------------------------------------
                                        KPMG Peat Marwick LLP
Denver, Colorado
May 31, 1995

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 1995 and 1994

------------------------------------------------------------------------------

ASSETS

                                                 1995            1994
                                             ------------    -----------
Cash                                         $    154,628         48,928

Receivables:
  Federal income tax                               -               4,125
  Affiliates                                        2,237          7,264
  Other                                             9,633            777
                                             ------------    -----------
                                                   11,870         12,166
Prepaid expenses                                    4,347          2,235
Restricted cash                                    15,629         15,171
                                             ------------    -----------
Total current assets                              186,474         78,500
                                             ------------    -----------

Oil and gas property interests, full- cost
 method of  accounting -- Greece (note 2)      39,000,000     39,000,000
   Less accumulated amortization,
    depreciation, and valuation allowance     (37,629,909)   (37,396,220)
                                             ------------    -----------
                                                1,370,091      1,603,780
                                             ------------    -----------

Other assets                                          757          1,325
                                             ------------    -----------
                                             $  1,557,322      1,683,605
                                             ============    ===========
                                                             (Continued)

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT              1995              1994
-------------------------------------          -----------      -----------
Current liabilities:
  Notes payable to affiliate (notes 1 and 2)   $ 2,000,000             --
  Accounts payable                                 181,879           61,894
  Accounts payable to affiliates                    60,000           60,000
  United Kingdom taxes payable, including
    accrued interest                               408,958          355,303
  Accrued expenses (note 6)                         90,487          103,303
                                               -----------      -----------
    Total current liabilities                    2,741,324          580,500
                                               -----------      -----------

Note payable to affiliate (note 2)                    --          1,400,000

Deferred income taxes                              808,062          885,334

Other noncurrent liabilities                        15,217           28,450
                                               -----------      -----------

    Total liabilities                            3,564,603        2,894,284
                                               -----------      -----------

Stockholders' deficit (note 5):
  Common stock, $.0625 par value. Authorized
    12,000,000 shares; issued and outstanding
    3,915,154 shares                               244,697          244,697
  Capital in excess of par value                     6,665            6,665
  Accumulated deficit                           (2,258,643)      (1,462,041)
                                               -----------      -----------

    Total stockholders' deficit                 (2,007,281)      (1,210,679)
                                               -----------      -----------

Commitments and contingencies (notes 1,
  3 and 6)
                                               $ 1,557,322        1,683,605
                                               ===========      ===========



See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

Years Ended March 31, 1995, 1994, and 1993
-------------------------------------------------------------------------------

                                              1995          1994          1993
                                          -----------    ----------    ----------
Revenue:
  Oil and gas sales -- Greece (note 3)    $      --         573,100     4,523,500
  Other (note 6)                              321,495       262,229       444,065
                                          -----------    ----------    ----------
                                              321,495       835,329     4,967,565
                                          -----------    ----------    ----------

Costs and expenses:
  Interest and financing costs                150,164       112,028       155,769
  Exploration expenses                        181,566       213,115       220,935
  Amortization and depreciation               233,689       244,630       678,519
  General and administrative                  629,950       583,531       573,814
                                          -----------    ----------    ----------
                                            1,195,369     1,153,304     1,629,037
                                          -----------    ----------    ----------

    Income (loss) before income taxes        (873,874)     (317,975)    3,338,528

Income tax (benefit) expense (note 4)         (77,272)      130,771     1,827,185
                                          -----------    ----------    ----------

    Net income (loss)                        (796,602)     (448,746)    1,511,343

Accumulated deficit at beginning of year   (1,462,041)   (1,013,295)   (2,524,638)
                                          -----------    ----------    ----------

Accumulated deficit at end of year        $(2,258,643)   (1,462,041)   (1,013,295)
                                          ===========    ==========    ==========

Income (loss) per common share               $(.20)         (.11)          .39
                                             =====          ====           ===
Number of common shares outstanding         3,915,154     3,915,154     3,915,154
                                          ===========    ==========    ==========

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 1995, 1994, and 1993
-----------------------------------------------------------------------------


                                                   1995          1994         1993
                                                 ---------     --------    ----------
Cash flows from operating activities:
 Net income (loss)                               $(796,602)    (448,746)    1,511,343
 Adjustments to reconcile net income (loss) to
  net cash (used in) provided by operating
  activities:
   Amortization and depreciation                   233,689      244,630       678,519
   Deferred income tax benefit                     (77,272)     (78,332)     (425,000)
   Decrease in receivables                             296       23,699        17,257
   (Increase) decrease in restricted cash             (458)        (280)      198,673
   (Increase) decrease in prepaid expenses
    and other assets                                (1,544)         456           442
   Increase (decrease) in accounts payable         119,985     (304,487)      221,011
   Decrease in accounts payable to
    affiliates                                        -            -         (172,432)
   Increase (decrease) in United Kingdom
    taxes payable, including accrued interest
    payable, and accrued expenses                   40,839       13,285       (36,828)
   Decrease in other noncurrent liabilities        (13,233)     (11,506)      (40,644)
                                                 ---------     --------    ----------
      Net cash (used in) provided by
       operating activities                       (494,300)    (561,281)    1,952,341
                                                 ---------     --------    ----------

Cash flows from financing activities:
 Principal payments on primary bank loan              -            -       (2,002,534)
 Borrowings from (repayments to) affiliate, net    600,000      (55,000)      650,000
                                                 ---------     --------    ----------
      Net cash provided by (used in)
       financing activities                        600,000      (55,000)   (1,352,534)
                                                 ---------     --------    ----------
        Net increase (decrease) in cash            105,700     (616,281)      599,807


Cash at beginning of year                           48,928      665,209        65,402
                                                 ---------     --------    ----------
Cash at end of year                              $ 154,628       48,928       665,209
                                                 =========     ========    ==========
Interest paid                                    $ 124,781       86,690       137,821
                                                 =========     ========    ==========
Federal income taxes paid (refunded)             $  (4,125)     (18,997)        6,686
                                                 =========     ========    ==========
Foreign income taxes paid                        $    -         228,100     2,245,499
                                                 =========     ========    ==========

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1995 and 1994
------------------------------------------------------------------

(1)   Summary of Significant Accounting Policies

      (a)   GENERAL

      Oceanic Exploration Company (the Company) is principally engaged in a worldwide search for oil and gas reserves. The Company's investment in oil and gas properties consists primarily of interests in proven reserves offshore Greece. Substantially all production from the offshore Greece property is sold 50% to the Greek national refinery and 50% to BP-France based on prices determined by reference to current world oil prices as specified by contracts signed by the operator with both customers.

      (b)   GOING CONCERN BASIS OF PRESENTATION

      The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Several factors, described below, raise substantial doubt about the ability of the Company to continue as a going concern.

      Currently, the Company's operations are not generating sufficient cash flow to fund operations and the Company's debt service. The Company has been economically dependent upon NWO Resources, Inc. (NWO). NWO is the parent corporation of the Company's majority stockholder, International Hydrocarbons. The Company required financial assistance from NWO during 1995 under a line of credit agreement (see note 2).

      Through fiscal year 1995, NWO continued to advance funds to the Company up to the limit of the line of credit agreement. NWO has no obligation or commitment to provide further financial support and recent discussions with NWO indicate that NWO is unwilling to extend further financial assistance to the Company. As of May 31, 1995, the Company is in default on the line of credit as it has not made its interest payment for May 1995. Management has entered into discussions with NWO with a view towards achieving an agreement which would defer principal and interest payments and allow the Company to finance its litigation costs and continue limited operations (see note
      3). There can be no assurance that such an agreement can be reached with NWO.

      The Company will require additional funds to fund its litigation costs and continue limited operations until the pending litigation is completed or settled. Management is reviewing the Company's activities and taking actions to reduce overhead costs. The Company is also considering various options to fund its activities, which include raising additional capital, borrowing additional funds, the sale of assets, or a merger with another company. Obtaining the additional financing may be difficult and there can be no assurances that the Company will be successful in doing so.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------
(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Due to the uncertainties regarding the Company's ability to obtain additional financing and reach an agreement with NWO to defer payments due on its line of credit, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      (c)   PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (d)   OIL AND GAS PROPERTIES

      Oil and gas properties are accounted for using the full-cost method of accounting in accordance with the rules prescribed by the Securities and Exchange Commission
      (SEC).  Under this method, all acquisition,
      exploration, and development costs are capitalized on a country-by-country basis as incurred. Gains or losses on disposition of oil and gas properties are recognized only when such dispositions involve significant reserves within the individual country cost pools.

      Capitalized costs less related accumulated amortization may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves, computed using current prices and costs and a discount rate of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or fair value of unproved properties included in costs being amortized; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties.

      The Company's offshore Greece oil and gas property interests represent a 15% net profits interest in such properties. Accordingly, depletion of oil and gas properties is computed using the future net revenue method. Depletion expense for 1995 and 1994 has been calculated based on the Company's estimate of the revenue due for its net profits interest, calculated in a manner consistent with the terms of the amended license agreement (see note 3).

      Because the Company's interest in the offshore Greece oil and gas property is a net profits interest and not a working interest, the Company is only entitled to receive information regarding current monthly production quantities and net revenue. Consequently, certain reserve information regarding the operations of the property is unavailable to the Company.

      The cost of undeveloped properties is excluded from amortization pending a determination of the existence of proved reserves. Such undeveloped properties are assessed periodically for impairment. The amount of impairment, if any, is added to the costs to be amortized. At March 31, 1995 and 1994, all capitalized costs were subject to amortization.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------
      (e)   INCOME TAXES

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

      Effective April 1, 1993, the Company adopted Statement 109 and has reported no effect for this change in the method of accounting for income taxes.

      (f)  INCOME (LOSS) PER SHARE

      Income (loss) per share is based on the number of common shares outstanding for the period.

      (g)      RECLASSIFICATIONS

      Certain amounts for 1994 have been reclassified to conform to the 1995 presentation.

(2)   NOTES PAYABLE

      Notes payable to affiliate represents borrowings under a line of credit with NWO. The NWO line of credit provides for cumulative draws of up to $2,000,000 with interest payable monthly on the outstanding principal balance at the greater of the U.S. bank prime lending rate or 1 3/4% above the 30-day LIBOR. Borrowings under the line of credit are secured by the Company's 15% net profits interest in the offshore Greece oil and gas property. The borrowings are secured by promissory notes payable no later than January 1, 1996. As of May 31, 1995, the Company is in default of the line of credit as it has not made its interest payment for May 1995.

(3)   OIL AND GAS SALES -- GREECE

      Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement. The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. The working interest owner who has the contractual obligation to the Company for the 15% net profits interest has asserted that the calculation of the amounts due to the Company should be based on the amended agreement with the Greek government. The Company disagrees with this interpretation and has commenced a legal action in Canada seeking a declaration by the Court that amounts due the Company attributable to its 15% net profits interest be calculated based on the terms of the

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------

      license agreement before this amendment. The Company is seeking damages of approximately $5,000,000 for the period from January 1, 1993 through March 31, 1994 plus undetermined future damages. While the Company believes it has a reasonable possibility of prevailing in its action, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Company.

      In response to the legal action commenced by the Company, the working interest owner has ceased remitting payments to the Company and has filed a counteraction seeking damages in the amount of $4,800,000 plus interest and costs, alleging the Company was overpaid for the period January 1, 1989 through December 31, 1993. As the working interest owner has ceased remitting payments to the Company for its 15% net profits interest, the Company has not recorded any revenues for Greece for the current year. While the Company also believes that it will prevail on the counterclaim, the ultimate outcome of that matter likewise cannot be determined. Accordingly, no provision for any liability or loss that may result upon final resolution of the counterclaim has been recognized in the financial statements.

(4)   INCOME TAXES

      Income tax expense (benefit) consists of the following:

                                                   Year ended March 31
                                              ------------------------------
                                                1995      1994       1993
                                              --------   -------   ---------
Current:
  Foreign -- Greece                            $  --     228,100   2,245,499
  U.S. federal                                    --     (18,997)      6,686
                                              --------   -------   ---------

    Total current income tax expense              --     209,103   2,252,185
                                              --------   -------   ---------

Deferred:
  Foreign -- Greece                            (93,476)  (97,852)   (450,465)
  U.S. federal                                  16,204    19,520      25,465
                                              --------   -------   ---------
    Total deferred income tax benefit          (77,272)  (78,332)   (425,000)
                                              --------   -------   ---------
    Total income tax (benefit) expense        $(77,272)  130,771   1,827,185
                                              ========   =======   =========

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------

      The reconciliation between tax expense computed by multiplying pretax income by the U.S. federal statutory tax rate of 34% and the reported amount of income tax expense is as follows:

                                               Year ended March 31
                                         --------------------------------
                                           1995       1994        1993
                                         --------    -------   ----------
Computed at U.S. statutory tax rate       $  -          -       1,135,100
Foreign -- Greek income taxes, net        (93,476)   130,248    1,795,034
Tax credit for Greek income taxes            -          -      (1,081,906)
Other, net                                 16,204        523      (21,043)
                                         --------    -------   ----------
  Income tax expense                     $(77,272)   130,771    1,827,185
                                         ========    =======   ==========

   Greek income taxes are withheld from oil and gas revenue payments to the Company. The effective Greek income tax rate applicable to the Company's 15% net profits interest was reduced from 50% to 40% effective January 1, 1993 with respect to existing development areas. The 50% tax rate remains effective for areas outside the current development area.

   Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax liability at March 31, 1995 and 1994 relate to the Greece oil and gas property interest.

(5)   STOCK OPTIONS AND GRANTS

   The Company adopted an incentive plan in June 1976 which reserved 500,000 shares of common stock for stock options and 200,000 shares for stock grants to be awarded to Company officers, directors, and employees, including certain eligible consultants. At March 31, 1995, no stock options or grants were outstanding. At that date, 223,500 shares were available for future stock option awards and 115,626 shares were available for future grants.

(6)   RELATED PARTY TRANSACTIONS

   The Company provides management services under a cost sharing arrangement to Cordillera Corporation (Cordillera), the beneficial controlling shareholders of the Company, and to San Miguel Valley Corporation (SMVC), an affiliate of Cordillera, under agreements providing for reimbursement of costs for actual time and expenses incurred on Cordillera and SMVC activities. In 1995, 1994, and 1993, such reimbursements amounted to approximately $274,000, $231,000, and $287,000, respectively, which have been included as other revenue in the accompanying statements of operations.

   Cordillera has a defined contribution pension plan covering all qualified employees of the Company. Contributions to the plan are based on a percentage of employee compensation ranging from 6% to 11.7%. During 1995, 1994, and 1993, the Company recorded $27,038, $24,607, and $25,270, respectively, as pension expense under this plan.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------

(6)   RELATED PARTY TRANSACTIONS (CONTINUED)

   The Company has a deferred compensation agreement with a former officer entitling this officer to receive $175,000 payable in a maximum of ten equal installments beginning January 1, 1988 or, if such person dies prior to receiving all installments, payable at such time to his beneficiaries to the extent of the remaining balance. Included in accrued expenses is $17,500 which is due January 1, 1996.

   In fiscal 1983, the Board of Directors authorized a bonus of $25,000 to the president of the Company, payable as cash flow permits. The president has not been paid as of March 31, 1995, and the amount is included in accrued expenses in the accompanying balance sheets.

   The Company leases 2,562 square feet of space in an office building owned by Sorrento West Properties, Inc., a company indirectly owned and controlled by an officer and director of the Company. Rent payments were $32,998 for 1995 and $32,152 for 1994. Future minimum lease payments are $27,000 for 1996 and $29,000 for 1997.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                            PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors of the Registrant are:

                                    Principal Occupation            Director
Name                   Age         During Last Five Years             Since
----                   ---         ----------------------           --------
James Neal Blue        60          Chairman, General Atomics,         1981
                                   San Diego, California;
                                   President, Cordillera
                                   Corporation, Denver, Colorado;
                                   Chairman of the Board and Chief
                                   Executive Officer of Registrant

Gene E. Burke, M.D.    66          Physician in sole private          1972
                                   practice in Houston, Texas

Charles N. Haas        57          President of Registrant            1981

Sidney H. Stires       65          President, Stires & Co., Inc.      1980
                                   New York, New York
                                   (securities dealer)

John L. Redmond        64          Vice President, International      1994
                                   Exploration of Registrant

The officers of the Registrant are:

                                    Principal Occupation        Officer
Name                   Age         During Last Five Years         Since
----                   ---         ----------------------       -------
James Neal Blue        60          Chairman, General Atomics,     1981
                                   San Diego, California;
                                   President, Cordillera
                                   Corporation, Denver,
                                   Colorado; Chairman of the
                                   Board and Chief Executive
                                   Officer of the Registrant

Charles N. Haas        57          President of the Registrant    1981

John L. Redmond        64          Vice President-Exploration     1990
                                   of the Registrant

Janet A. Holle         44          Vice President/Secretary of    1982
                                   the Registrant

Diana J. Peters        37          Treasurer and Chief Financial  1992
                                   Officer of Registrant; from
                                   1988 to 1992, Consulting
                                   Accountant


Based upon a review of Forms 3, 4 and 5 furnished to the Registrant with respect to the current fiscal year, this director failed to file the following forms on a timely basis:

                       Number           Number
                       of Late     of Transactions
Name                   Reports         Covered        Late Reports
----                   -------     ----------------   ------------
Sidney H. Stires          1              1               Form 4

ITEM 10.    EXECUTIVE COMPENSATION

The following information summarizes compensation paid by Registrant to James N. Blue, Chief Executive Officer and Charles N. Haas, President.


                    SUMMARY COMPENSATION TABLE

                                                         Long Term Compensation
                                                       ----------------------------
                              Annual Compensation            Awards         Payouts
                          ---------------------------  -------------------  -------
    (a)            (b)        (c)       (d)     (e)       (f)       (g)       (h)      (i)

                                               Other
Name             Fiscal                       Annual    Restric-
and               Year                        Compen-  ted Stock             LTIP    All other
Principal        Ended      Salary     Bonus  sation    Award(s)  Options/  Payouts  Compensa-
Position        March 31     ($)        ($)     ($)       ($)     SARs (#)    ($)     tion ($)
---------       --------  -----------  -----  -------  ---------  --------  -------  ---------
James N. Blue     1995     60,000 (1)    -      -          -         -         -        -
 Chairman of      1994     60,000 (1)    -      -          -         -         -        -
 the Board        1993     60,000 (1)    -      -          -         -         -        -
 and Chief
 Executive
 Officer

Charles N. Haas   1995    158,762        -       -         -         -         -     21,899 (2)
 President        1994    159,862        -       -         -         -         -     20,766 (2)
                  1993    161,789        -       -         -         -         -     22,892 (2)

(1)   Monthly officer's fee of $5,000.

(2) The Company is a participant in the Cordillera and Affiliated Companies' Money Purchase Pension Plan and 401(K) Plan, covering all qualified employees of the Company. The pension plan is a non-contributory defined contribution plan. Company contributions to this plan are based on 6% of total compensation not exceeding the limit established annually for the Federal Insurance Contribution Act (FICA) and 11.7% of compensation in excess of this limit. Vesting begins after two years of service at a rate of 20% annually with full vesting subsequent to five years of service or upon retirement, death or permanent disability. The 401(K) plan provides for discretionary employee contribution of up to 10% of annual pre-tax earnings, subject to the maximum amount established annually under Section 401(K) of the Internal Revenue Code. The Company is required to match contributions to the extent of 6% of annual employee compensation. Employer contributions to the plan vest immediately.

Members of Registrant's board of directors who are not employees of the Company or any of its affiliates receive directors' fees of $500 per month. Members of the board of directors who are employees do not receive directors' fees.

There are no employment contracts outstanding at this time.

Registrant has no compensation committee. James N. Blue and Charles N. Haas participated in all deliberations concerning executive officer compensation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 8, 1995, the only entities known to management of Registrant to own more than 5% of any class of Registrant's stock are specified below.

                                                           Nature of
      Class of       Name and Address                      Beneficial    Percent
      Stock          of Beneficial Owner       Amount      Ownership     of Class
      --------       -------------------       ------      ----------    --------
      Common       *Allen & Company            824,200     sole voting     21%
                    and various affiliates                 and invest-
                    711 Fifth Avenue                       ment power
                    New York, NY  10022

      Common      **International            1,713,483     sole voting     43.8%
                    Hydrocarbons                           and invest-
                    c/o John E. Jones                      ment power
                    5000 S. Quebec Street
                    Suite 450
                    Denver, CO 80237

* The information regarding Common Stock owned by Allen & Company is based on the information contained in the Amendment No. 1 to Schedule 13D dated April 20, 1987 filed by the persons and entities identified below, which reports the following ownership of the Common Stock.

Name                                      Common Shares    Percentages
----                                      -------------    -----------
Allen & Company                              165,000           4.2%
American Diversified Enterprises, Inc.       232,500           5.9
Herbert Anthony Allen,
  Susan Kathleen Wilson and Herbert
  Allen as Successor Trustees of Trust
  created by Herbert Allen pursuant to
  Agreement dated 12/1/64                     47,917           1.2
Terry Allen Kramer and Irwin H. Kramer,
  as Trustees U/A for Issuer of
  Terry Allen Kramer pursuant to
  Agreement dated 4/5/63                      70,000           1.8
Toni Allen Goutal                             55,500           1.4
Angela Frances Allen Kramer                   43,700           1.1
Nathanial Charles Allen Kramer                56,000           1.4
Bruce Allen                                   20,000            .5
C. Robert Allen, IV                            5,000            .1
John Godwin Allen                              5,000            .1
Luke Andrew Allen                              5,000            .1
Thaddeus Mack Allen                            5,000            .1
Everlyn Henry                                 52,000           1.3
Marjorie Bisgood                              59,500           1.5
Bradley Roberts                                2,083  Less than .1%

**International Hydrocarbons is a wholly owned subsidiary of NWO Resources, Inc. Mr. Blue is president and a director of International Hydrocarbons. He is also president and a director of NWO Resources, Inc. Cordillera Corporation, of which Mr. Blue is president and a major stockholder, and Mr. Blue beneficially hold 60.667% of Class B common stock of NWO Resources, Inc.

     The directors and officers of Registrant beneficially own the following shares of Registrant's stock as of June 8, 1995.

                                                   Nature of
Class of      Name and Address of                  Beneficial    Percent
Stock         Beneficial Owner       Amount        Ownership     of Class
--------      -------------------    ------        ----------    --------
Common        James N. Blue          None*           N/A           N/A
              5000 S. Quebec St.
              Suite 450
              Denver, CO  80237

Common        Charles N. Haas        None            N/A           N/A
              5000 S. Quebec St.
              Suite 450
              Denver, CO  80237

Common        Sidney H. Stires       34,000       As Trustee       less than
              432 Park Avenue South                                1%
              New York, NY  10016

Common        John L. Redmond         1,000       As Individual    less than
              5000 S. Quebec St.                                   1%
              Suite 450
              Denver, CO  80237

Common        All Directors          35,000                        less than
              and officers                                         1%
              as a group
              (7 persons)

*  Does not include shares owned by International Hydrocarbons.
International Hydrocarbons is a wholly-owned subsidiary of NWO Resources, Inc. Mr. Blue is president and a director of both International
Hydrocarbons and NWO Resources, Inc. Cordillera Corporation, of which Mr. Blue is president and a major stockholder, and Mr. Blue beneficially hold 60.667% of Class B common stock of NWO Resources, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Registrant has a $2,000,000 line of credit with NWO Resources, Inc. (NWO), the parent company of International Hydrocarbons, the Registrant's majority stockholder. The line of credit is secured by the Registrant's 15% net profits interest in the offshore Greece property (see Item 6).

Cordillera Corporation is a stockholder of NWO Resources, Inc.
holding 60.667% of Class B common stock. Mr. Blue is president and a major stockholder of Cordillera Corporation.

The Registrant has a cost sharing arrangement which provides management services to Cordillera Corporation (Cordillera) and to San Miguel Valley Corporation (SMVC), an affiliate of Cordillera, under agreements providing for reimbursement of costs for actual time and expenses incurred on Cordillera and SMVC activities. In 1995, 1994, and 1993, such reimbursements amount to approximately $274,000, $231,000 and $287,000, respectively, which have been included as other revenue in the accompanying statements of operations.

Cordillera has a defined contribution pension plan covering all qualified employees of the Registrant. Contributions to the plan are based on a percentage of employee compensation ranging from 6% to 11.7%. During 1995, 1994, and 1993, the Registrant recorded $27,038, $24,607, and $25,270, respectively, as pension expense under this plan.

The Registrant has a deferred compensation agreement with a former officer entitling this officer to receive $175,000 payable in a maximum of ten equal installments beginning January 1, 1988 or, if such person dies prior to receiving all installments, payable at such time to his beneficiaries to the extent of the remaining balance. Included in accrued expenses is $17,500 which is due January 1, 1996.

In fiscal 1983, the Board of Directors authorized a bonus of $25,000 to the president of the Registrant, payable as cash flow permits. The president has not been paid as of March 31, 1995, and the amount is included in accrued expenses in the accompanying balance sheets.

Registrant leases 2,562 square feet of space in an office building located at 5000 South Quebec Street, Denver, Colorado. The building is owned by Sorrento West Properties, Inc., a company indirectly owned and controlled by Mr. Blue and his family. Rent payments for 1995 were $32,998. Future lease payments are estimated to be $27,000 for 1996 and $29,000 for 1997.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

     (a) 1. Financial statements filed as part of this Report in Item 7 are as follows:

                    Independent Auditors' Report

                    Consolidated Balance Sheets -
                      March 31, 1995 and 1994

                    Consolidated Statements of
                      Operations and Accumulated
                      Deficit - Years Ended
                      March 31, 1995, 1994 and
                      1993

                    Consolidated Statements of
                      Cash Flows - Years ended
                      March 31, 1995, 1994 and
                      1993

                    Notes to Consolidated Financial
                      Statements


          2. Exhibits filed herewith are listed below and if not located in another previously filed registration statement or report, are attached to this Report at the pages set out below. The "Exhibit Number" below refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number             Name of Exhibit                  Location
--------------             ---------------                  --------
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

     10.2          Letter Agreement dated July 28,  Report on Form 10-K
                   1976 amending Agreement of       for year ended Sep-
                   June 30, 1976                    tember 30, 1976

     10.3          Amendment dated August 27, 1976  Report on Form 10-K
                   to Agreement of June 30, 1976    for year ended Sep-
                                                    tember 30, 1976

     10.4          Farm-out Agreement with          Page 38 of the Report
                   Enterprise Oil Exploration       on Form 10-KSB for the
                   Limited and NMX Resources        year ended March 31,
                   (Overseas) Limited dated         1995
                   September 22, 1989

     10.5          Letter Agreement with            Page 54 of the Report
                   Enterprise Oil Exploration       on Form 10-KSB for the
                   Limited and NMX Resources        year ended March 31,
                   (Overseas) Limited dated         1995
                   September 22, 1989

     10.6          Letter of Indemnification with   Page 62 of the Report
                   Enterprise Oil Exploration       on Form 10-KSB for the
                   Limited and NMX Resources        year ended March 31,
                   (Overseas) Limited dated         1995
                   September 22, 1989

     10.7          Management Agreement with        Page 63 of the Report
                   Cordillera Corporation dated     on Form 10-KSB for the
                   January 1, 1990                  year ended March 31,
                                                    1995

     10.8          Management Agreement with        Page 67 of the Report
                   San Miguel Valley Corporation    on Form 10-KSB for the
                   dated January 1, 1990            year ended March 31,
                                                    1995


     10.9          Office Building Lease with       Page 71 of the Report
                   Sorrento West Properties, Inc.   on Form 10-KSB for the
                   dated March 1, 1991              year ended March 31,
                                                    1995

Exhibit Number             Name of Exhibit                  Location
--------------             ---------------                  --------
     10.10         Addendum to Office Building      Page 129 of the Report
                   Lease dated March 1, 1994        on Form 10-KSB for the
                                                    year ended March 31,
                                                    1995


     10.11         Promissory Note with NWO         Page 131 of the Report
                   Resources, Inc. dated            on Form 10-KSB for the
                   June 15, 1994                    year ended March 31,
                                                    1995


     10.12         Promissory Note with NWO         Page 132 of the Report
                   Resources, Inc. dated            on Form 10-KSB for the
                   July 18, 1994                    year ended March 31,
                                                    1995


     10.13         Security Agreement in favor      Page 133 of the Report
                   of NWO Resources, Inc.           on Form 10-KSB for the
                   dated July 27, 1994              year ended March 31,
                                                    1995


     10.14         Promissory Note with NWO         Page 149 of the Report
                   Resources, Inc. dated            on Form 10-KSB for the
                   September 22, 1994               year ended March 31,
                                                    1995


     10.15         Promissory Note with NWO         Page 150 of the Report
                   Resources, Inc. dated            on Form 10-KSB for the
                   December 15, 1994                year ended March 31,
                                                    1995


     10.16         Promissory Note with NWO         Page 151 of the Report
                   Resources, Inc. dated            on Form 10-KSB for the
                   January 1, 1995                  year ended March 31,
                                                    1995


     10.17         Promissory Note with NWO         Page 152 of the Report
                   Resources, Inc. dated            on Form 10-KSB for the
                   February 15, 1995                year ended March 31,
                                                    1995


          (b) There have been no reports on Form 8-K filed during the last quarter of the period covered by this Report.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OCEANIC EXPLORATION COMPANY
                                            (REGISTRANT)



Date:   November 22, 1995            By  /s/ Charles N. Haas
      ------------------------          -----------------------------
                                         Charles N. Haas, President
                                         and Principal Executive Officer



Date:   November 22, 1995            By  /s/ Diana J. Peters
      ------------------------          -----------------------------
                                         Diana J. Peters, Treasurer
                                         and Chief Financial Officer