Form 10QSB/A
period 1995-06-30
OCEANIC EXPLORATION CO
filed 1995-11-24
CIK 73759

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

           FORM 10-QSB/A - QUARTERLY OR TRANSITIONAL REPORT
                            AMENDMENT NO. 1

                              (Mark One)

[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   June 30, 1995


[   ]             TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                             EXCHANGE ACT

              For the transition period from ______ to ______

                     Commission file number  0-6540


                      Oceanic Exploration Company
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

          Delaware                                         84-0591071
     -----------------                                  -----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


           5000 South Quebec Street, Suite 450, Denver, CO  80237
           ------------------------------------------------------
                  (Address of principal executive offices)

                            (303) 220-8330
           ------------------------------------------------------
                      (Issuer's Telephone number)

           ------------------------------------------------------
         (Former name, former address and former fiscal year,
                     if changed since last report)

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
                          CONSOLIDATED BALANCE SHEETS


ASSETS


                                       June 30,           March 31,
                                         1995               1995
                                     ------------       ------------
Cash                                 $    190,174            154,628
Receivables:
  Affiliates                                3,439              2,237
  Other                                    -                   9,633
                                     ------------        -----------
                                            3,439             11,870
Prepaid expenses                              982              4,347
Restricted cash                           -                   15,629
                                     ------------        -----------
     Total current assets                 194,595            186,474
                                     ------------        -----------

Oil and gas property
  interests, full-cost method
  of accounting -- Greece              39,000,000         39,000,000

Less accumulated amortization,
  depreciation and
  valuation allowance                 (37,698,409)       (37,629,909)
                                     ------------        -----------
                                        1,301,591          1,370,091
                                     ------------        -----------
Other assets                                  615                757
                                     ------------        -----------
                                     $  1,496,801          1,557,322
                                     ============        ===========

                                                          (continued)

             OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS, CONTINUED

LIABILITIES AND
   STOCKHOLDER'S DEFICIT

                                          June 30,     March 31,
                                            1995         1995
                                        -----------    ----------
Current liabilities:
  Notes payable to affiliate (note 2)   $ 2,000,000     2,000,000
  Accounts payable                          232,803       181,879
  Accounts payable to affiliates             60,000        60,000
  United Kingdom taxes payable,
    including accrued interest              408,958       408,958
  Accrued expenses                          130,383        90,487
                                        -----------    ----------
     Total current liabilities            2,832,144     2,741,324
                                        -----------    ----------

Deferred income taxes (note 4)              776,002       808,062
Other noncurrent liabilities                 15,788        15,217
                                        -----------    ----------
     Total liabilities                    3,623,934     3,564,603
                                        -----------    ----------

Stockholders' deficit:
   Common stock, $.0625 par value.
     Authorized 12,000,000 shares;
     issued and outstanding
     3,915,154 shares                       244,697       244,697
   Capital in excess of par value             6,665         6,665
   Accumulated deficit                   (2,378,495)   (2,258,643)
                                        -----------    ----------
     Total stockholders' deficit         (2,127,133)   (2,007,281)
                                        -----------    ----------
Contingencies (note 3)

                                        $ 1,496,801     1,557,322
                                        ===========    ==========


   See accompanying notes to consolidated financial statements.

                   OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended
                                                    June 30,
                                           ------------------------
                                              1995           1994
                                           ---------       --------
Revenues:
  Oil and gas sales - Greece (note 3)      $     -          183,333
  Other                                      120,164         70,094
                                           ---------        -------
                                             120,164        253,427
                                           ---------        -------
Costs and expenses:
  Interest and financing costs                45,222         27,564
  Exploration expenses                        14,601         38,479
  Amortization and depreciation               68,500         80,189
  General and administrative                 143,753        152,472
                                           ---------        -------
                                             272,076        298,704
                                           ---------        -------
       Loss before income taxes             (151,912)       (45,277)

Provision for income taxes (note 4)          (32,060)        39,533
                                           ---------        -------
       Net loss                            $(119,852)       (84,810)
                                           =========        =======
Loss per common share                      $    (.03)         (0.02)
                                           =========        =======


        See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                            June 30,
                                                    ----------------------
                                                       1995         1994
                                                    ----------    --------
Cash flows from operating activities:
  Net loss                                          $ (119,852)    (84,810)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Amortization and depreciation                     68,500      80,189
      Deferred income tax benefit                      (32,060)    (33,800)
      Decrease (increase) in receivables                 8,431    (103,585)
      Decrease (increase) in restricted cash            15,629         (87)
      Decrease in prepaid expenses and other assets      3,507         936
      Increase in accounts payable                      50,924       2,565
      Increase (decrease) in accrued expenses           39,896     (13,092)
      Increase in other noncurrent liabilities             571       1,067
                                                    ----------    --------
        Net cash provided by (used in) operating
         activities                                     35,546    (150,617)
                                                    ----------    --------
Cash flows from financing activities:
  Borrowings from affiliates                             -         200,000
                                                    ----------    --------
        Net cash provided by financing activities        -         200,000
                                                    ----------    --------
        Net increase in cash                            35,546      49,383
Cash at beginning of period                            154,628      48,928
                                                    ----------    --------
Cash at end of period                               $  190,174      98,311
                                                    ==========    ========

         See accompanying notes to consolidated financial statements.

                OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              JUNE 30, 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

        The consolidated balance sheet as of March 31, 1995, which has been derived from audited statements, and the unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made which are necessary for the fair presentation of the periods presented. The accounting policies of the Company are set forth in the financial statements and notes thereto and are included in the Company's latest annual report on Form 10-KSB/A. It is suggested that these consolidated financial statements be read in conjunction with that document.

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

(3)  OIL AND GAS SALES - GREECE

        Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement. The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. The working interest owner who has the contractual obligation to the Company for the 15% net profits interest has asserted that the calculation of the amounts due to the Company should be based on the amended agreement with the Greek government. The Company disagrees with this interpretation and has commenced a legal action in Canada seeking a declaration by the Court that amounts due the

Company attributable to its 15% net profits interest be calculated based on the terms of the license agreement before this amendment. The Company is seeking damages of approximately $5,000,000 for the period from January 1, 1993 through March 31, 1994 plus damages since that date and undetermined future damages. The Registrant estimates that damages for unpaid revenues for the period from April 1, 1994 through June 30, 1995, are approximately $6,000,000, $5,000,000 of which is attributable to the year ended March 31, 1995. While the Company believes it has a reasonable possibility of prevailing in the litigation, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Company. Unpaid revenues for the net profits interest calculated under the terms of the amended agreement are estimated at approximately $580,000 for the period from January 1, 1993 through June 30, 1995, $490,000 of which is attributable to the year ended March 31, 1995.

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

(4)  INCOME TAXES

        Income tax expense (benefit) consists of the following:

                                        Three Months Ended
                                       --------------------
                                       June 30,       June 30,
                                         1995           1994
                                       -------        -------
Current:
     Foreign - Greece                  $   --          73,333
Deferred:
     Foreign - Greece                   (32,060)      (33,800)
                                       --------       -------
           Total income tax
            expense (benefit)          $(32,060)       39,533
                                       ========       =======


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

        Denison, who has the contractual obligation to pay the Registrant's 15% net profits interest, has asserted that the calculation of the amounts due the Registrant should be based on the amended agreement with the Greek government. The Registrant disagrees with this interpretation and has commenced legal action seeking a declaration by the Court that amounts due the Registrant attributable to its 15% net profits interest be calculated based on the terms of the license agreement prior to the 1993 amendment. The Registrant is seeking damages of approximately $5,000,000 for the period from January 1, 1993 through March 31, 1994 plus damages since that date and undetermined future damages. The Registrant estimates that damages for unpaid revenues for the period from April 1, 1994 through June 30, 1995, are approximately
$6,000,000, $5,000,000 of which is attributable to the year ended March 31, 1995. The Registrant believes there is a reasonable possibility of prevailing in the litigation but the ultimate outcome of the lawsuit cannot be determined at this time. Furthermore, there are no assurances that the Registrant will be able to collect from Denison on a successful judgment or settlement of the pending litigation. Therefore, no amounts have been recorded in the financial statements for revenues or damages, if any, that may ultimately be awarded. On November
25, 1994, the case was transferred to the Commercial List of the Ontario Court. A court date has been scheduled for February
1996.

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

        Denison's suspension of the Registrant's principal source of revenue has resulted in the Registrant's inability to fulfill its financial obligations as they become due and therefore the Registrant faces potential insolvency. Accordingly, the Registrant's auditors have issued an opinion on the Registrant's financial statements for the year ended March 31, 1995 that included an explanatory paragraph discussing the uncertainty regarding the Registrant's ability to continue as a going concern. The financial statements do not contain any adjustments that may be necessary if the Registrant is unable to continue as a going concern. In addition to the uncertainty of the Registrant's ability to continue as a going concern, the auditor's report also refers to the uncertainty associated with the legal action against Dension and indicates that no provision for any liability or loss that may result upon adjudication has been recognized in the financial statements for the year ended
March 31, 1995.


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

    10.7          Management Agreement with           Page 63 on Form 10-KSB
                  Cordillera Corporation dated        for year ended
                  January 1, 1990                     March 31, 1995

    10.8          Management Agreement with           Page 67 on Form 10-KSB
                  San Miguel Valley Corporation       for year ended
                  dated January 1, 1990               March 31, 1995

Exhibit Number          Name of Exhibit                     Location
--------------          ---------------                     --------
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

    10.14         Promissory Note with NWO            Page 149 on Form 10-KSB
                  Resources, Inc. dated               for year ended
                  September 22, 1994                  March 31, 1995

    10.15         Promissory Note with NWO            Page 150 on Form 10-KSB
                  Resources, Inc. dated               for year ended
                  December 15, 1994                   March 31, 1995

    10.16         Promissory Note with NWO            Page 151 on Form 10-KSB
                  Resources, Inc. dated               for year ended
                  January 1, 1995                     March 31, 1995

    10.17         Promissory Note with NWO            Page 152 on Form 10-KSB
                  Resources, Inc. dated               for year ended
                  February 15, 1995                   March 31, 1995

    10.18         Letter Agreement between            Page 15 on Form 10-QSB
                  NWO Resources, Inc. and             for the quarter
                  the Registrant dated                ended June 30, 1995.
                  August 9, 1995

   (b) There have been no reports on Form 8-K filed during the quarter for which this Report is filed.

                                  SIGNATURES


    In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OCEANIC EXPLORATION COMPANY



Date:  November 22, 1995                   /s/ Charles N. Haas
       -----------------               ---------------------------------
                                       Charles N. Haas
                                       President


Date:  November 22, 1995                  /s/ Diana J. Peters
       -----------------               ---------------------------------
                                       Diana J. Peters
                                       Treasurer and
                                       Chief Financial Officer