Form 10QSB
period 1995-12-31
OCEANIC EXPLORATION CO
filed 1996-02-08
CIK 73759

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

            [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   DECEMBER 31, 1995


            [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    EXCHANGE ACT

              For the transition period from ________ to ________

                       Commission file number   0-6540


                           OCEANIC EXPLORATION COMPANY
             ------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           DELAWARE                                     84-0591071
       ---------------                              ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


             5000 SOUTH QUEBEC STREET, SUITE 450, DENVER, CO  80237
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

                                                       [ X ] Yes   [   ] No


Shares outstanding at                                   Common $.0625 Par Value
February 7, 1996
3,915,154

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

ASSETS
                                   DECEMBER 31,       MARCH 31,
                                      1995              1995
                                   ------------     ------------
Cash                               $    332,678          154,628
Receivables:
  Affiliates                              5,277            2,237
  Other                                   6,311            9,633
                                   ------------      -----------
                                         11,588           11,870
Prepaid expenses                          1,819            4,347
Restricted cash                            -              15,629
                                   ------------      -----------
     Total current assets               346,085          186,474
                                   ------------      -----------
Oil and gas property
  interests, full-cost method
  of accounting -- Greece            39,000,000       39,000,000
Less accumulated amortization,
  depreciation and
  valuation allowance               (37,835,414)     (37,629,909)
                                   ------------      -----------
                                      1,164,586        1,370,091
                                   ------------      -----------
Other assets                                331              757
                                   ------------      -----------
                                   $  1,511,002        1,557,322
                                   ------------      -----------
                                   ------------      -----------


                                                     (Continued)

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


LIABILITIES AND
  STOCKHOLDER'S DEFICIT
                                   DECEMBER 31,       MARCH 31,
                                      1995              1995
                                   ------------     ------------
Current liabilities:
  Notes payable to affiliate
   (note 2)                        $  1,484,759        2,000,000
  Accounts payable                      255,277          181,879
  Accounts payable to affiliate          60,000           60,000
  United Kingdom taxes payable,
    including accrued interest          408,958          408,958
  Accrued expenses                      119,746           90,487
                                   ------------     ------------
     Total current liabilities        2,328,740        2,741,324
                                   ------------     ------------
Deferred income taxes (note 4)          719,095          808,062
Other noncurrent liabilities             16,929           15,217
                                   ------------     ------------
     Total liabilities                3,064,764        3,564,603
                                   ------------     ------------

Stockholders' deficit:
   Common stock, $.0625 par value.
     Authorized 12,000,000 shares;
     issued and outstanding
     3,915,154 shares                   244,697          244,697
   Capital in excess of par value         6,665            6,665
   Accumulated deficit               (1,805,124)      (2,258,643)
                                   ------------     ------------
     Total stockholders' deficit     (1,553,762)      (2,007,281)
                                   ------------     ------------
Contingencies (note 3)

                                   $  1,511,002        1,557,322
                                   ------------     ------------
                                   ------------     ------------


  See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                           NINE MONTHS ENDED     THREE MONTHS ENDED
                              DECEMBER 31,           DECEMBER 31,
                        --------------------    -------------------
                            1995      1994         1995       1994
                        ----------  --------    ---------   -------
Revenues:
  Oil and gas sales -
    Greece (note 3)     $1,468,120   550,000    1,468,120   183,334
  Other                    370,944   208,930      168,701    69,573
                        ----------  --------    ---------   -------
                         1,839,064   758,930    1,636,821   252,907
                        ----------  --------    ---------   -------
Costs and expenses:
  Interest and
    financing costs        118,127    92,944       40,085    33,964
  Exploration
    expenses                25,508    97,644         (419)   22,990
  Amortization and
    depreciation           205,505   240,567       68,505    80,189
  General and
    administrative         538,123   443,695      190,200   136,711
                        ----------  --------    ---------   -------
                           887,263   874,850      298,371   273,854
                        ----------  --------    ---------   -------
    Income (loss)
      before income
      taxes                951,801  (115,920)   1,338,450   (20,947)
Income tax expense
  (note 4)                 498,282   120,882      557,482    40,686
                        ----------  --------    ---------   -------
    Net income (loss)   $  453,519  (236,802)     780,968   (61,633)
                        ----------  --------    ---------   -------
                        ----------  --------    ---------   -------
Income (loss) per
  common share          $      .12      (.06)         .20      (.02)
                        ----------  --------    ---------   -------
                        ----------  --------    ---------   -------

See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 NINE MONTHS ENDED
                                                    DECEMBER 31,
                                              -----------------------
                                                 1995          1994
                                              ---------      --------
Cash flows from operating activities:
  Net income (loss)                           $ 453,519      (236,802)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in) operating
    activities:
      Amortization and depreciation             205,505       240,567
      Deferred income tax benefit               (88,967)      (99,118)
      Decrease (increase) in
        receivables                                 282      (315,698)
      Decrease (increase) in
        restricted cash                          15,629          (324)
      Decrease in prepaid expenses
        and other assets                          2,954           525
      Increase (decrease) in accounts
        payable and accounts
        payable to affiliates                    73,398       (19,853)
      Increase in accrued expenses               29,259         4,419
      Increase in other noncurrent
        liabilities                               1,712         3,200
                                              ---------      --------
        Net cash provided by (used in)
          operating activities                  693,291      (423,084)
                                              ---------      --------
Cash flows from financing activities:
  Borrowings from (repayments to)
    affiliates, net                            (515,241)      500,000
                                              ---------      --------
        Net cash (used in) provided
          by financing activities              (515,241)      500,000
                                              ---------      --------
        Net increase in cash                    178,050        76,916
Cash at beginning of period                     154,628        48,928
                                              ---------      --------
Cash at end of period                         $ 332,678       125,844
                                              ---------      --------
                                              ---------      --------

See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995


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

(2)  NOTES PAYABLE

     Notes payable to affiliate at December 31 and March 31, 1995 represent borrowings under a $2,000,000 line of credit established in favor of the Registrant by NWO Resources, Inc. (NWO), the parent company of International Hydrocarbons, the Registrant's majority stockholder. On September 19, 1995, the Registrant entered into a Modification Agreement with NWO, modifying the existing line of credit arrangement between the Registrant and NWO. Prior to entering into the Modification Agreement, the NWO line of credit provided for cumulative draws of up to $2,000,000 with interest payable monthly on the outstanding balance at the greater of the U.S. bank prime lending rate or 1-3/4% above the 30-day LIBOR in effect on the date of each draw against the line of credit. Draws under the line of credit are evidenced by promissory notes which were originally payable no later than January 1, 1996 with interest at annual rates of 7% to 9%. Cumulative draws on the NWO line of credit had reached $2,000,000 by February 15, 1995. The line of credit is secured by the Registrant's net earnings interest in certain oil and gas producing areas offshore Greece. At the time the Modification Agreement was entered into, the Registrant was in default under the terms of the line of credit as it had not made its interest payments for May, June, July and August 1995.

     The Modification Agreement provides as follows:

1. Except as provided below, NWO will forebear on collection until December 31, 1996 of the interest and principal on the $2,000,000 of promissory notes evidencing draws on the NWO line of credit ("Oceanic Notes") which it holds from the Registrant.

2. Any monies collected by the Registrant from Denison Mines Limited (Denison) either before or after December 31, 1996 will first be applied to paying accrued interest on the Oceanic Notes. After all accrued interest has been paid, and prior to December 31, 1996, the Registrant will be permitted to use up to $200,000 of monies collected from Denison for working capital purposes. All remaining collections from Denison will be applied first to accrued interest and then to reducing principal on the Oceanic Notes.

3. The Security Agreement between the Registrant and NWO will be amended to provide that NWO has a full security interest in all proceeds from the Registrant's lawsuit against Denison and any existing and future Registrant receivables from Denison.

4.   The interest rate on the Oceanic Notes is adjusted to 8.25%.

5. The Registrant agrees to diligently pursue its lawsuit against Denison.

6. The Registrant will use its best efforts to file a Registration Statement with the Securities and Exchange Commission with respect to the rights offering described below and use its best efforts to cause the Registration Statement to become effective by December 31, 1995, subsequently extended by sixty (60) days pursuant to an Extension Agreement dated December 27, 1995.

7. In order to enable the Registrant to diligently pursue its lawsuit against Denison, NWO agrees to make advances to the Registrant for ongoing legal fees as reflected in statements received by the Registrant subsequent to August 1, 1995 in connection with the Denison litigation up to an estimated $100,000 in litigation expenses. As of December 31, 1995, the Registrant has borrowed $52,857 for legal fees. This amount is included as a current liability in the accompanying financial statements.

8. The Registrant agrees to reimburse NWO for such advances up to an estimated $100,000 together with interest thereon computed at the annual rate of 10% upon receipt of the proceeds of the rights offering or January 31, 1996, whichever occurs earlier.

     On November 27, 1995, the Registrant received $810,522 from Denison representing unpaid revenues on its net earnings interest. These revenues cover the period from January 1, 1993 through October 31, 1995, and are calculated under the terms of the license agreement as amended in 1993. Pursuant to the Modification Agreement, the Registrant retained $200,000 from the payment received from Denison. On November 30, 1995 the Registrant paid NWO $610,522. $92,402 was applied to accrued interest and $518,120 was applied to the loan leaving an outstanding loan balance of $1,481,880. Future payments by Denison for the Registrant's 15% net earnings interest will also be applied to the Registrant's obligations to NWO pursuant to the Modification Agreement. As of December 31, 1995, the outstanding balance under the line of credit was $1,484,759, which includes $52,837 of advances for legal fees.

(3)  OIL AND GAS SALES - GREECE

     Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement. The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest based on the annual adjusted gross income from operations on a calendar year basis. Denison Mines Ltd., the working interest owner who has the contractual obligation to the Registrant for the 15% net earnings interest, has asserted that the calculation of the amounts due to the Registrant should be based on the amended agreement with the Greek government. The Registrant disagrees with this interpretation and has commenced legal action in Canada seeking a declaration by the Court that amounts due the Registrant attributable to its 15% net earnings interest be calculated based on the terms of the license agreement before the 1993 amendment. The Registrant is seeking damages of approximately $5,000,000 for the period from January 1, 1993 through March 31, 1994, plus damages since that date and undetermined future damages. The Registrant estimates that damages for unpaid revenues for the period from April 1, 1994 through December 31, 1995, are approximately $7,500,000. The Registrant's counsel is unable to conclude that the likelihood of an adverse determination in the litigation with Denison is remote. In addition, if the Registrant obtains a favorable judgment against Denison, there is no assurance that the Registrant will be able to collect the judgment due to Denison's current financial condition. While the Registrant believes it has a reasonable possibility of prevailing in the litigation, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant.

     When the legal action against Denison commenced, Denison suspended payments for the Registrant's net earnings interest. Denison also asserted a counterclaim for $4,700,000 against the Registrant for alleged past overpayments by Denison. As the working interest owner had ceased remitting payments to the Registrant for its 15% net earnings interest, the Registrant had not recorded any revenues for Greece for the year ended March 31, 1995. A revenue accrual had been made for the nine months ended December 31, 1994 but was subsequently reversed in the financial statements for the year ended March 31, 1995. On November 27, 1995, the Registrant received $810,522 from Denison representing unpaid revenues on the net earnings interest. These revenues cover the period from January 1, 1993 through October 31, 1995, and are calculated under the terms of the license agreement as amended in 1993. This payment was made in connection with the agreement of Denison to withdraw the counterclaim filed by Denison against the Registrant. As of December 1995, Denison resumed monthly revenue payments to the Registrant for its net earnings interest as calculated under the terms of the amended license agreement. The Registrant will continue to pursue its litigation against Denison challenging Denison's position that the calculation of the net earnings interest should be based on the amended license agreement. The trial date, initially reported to be February 1996, has been tentatively rescheduled to April 29, 1996.

(4)  INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                          NINE MONTHS ENDED
                                      DECEMBER 31,    DECEMBER 31,
                                          1995            1994
                                      ------------    ------------
Current:
     Foreign - Greece                   $ 587,249        220,000
Deferred:
     Foreign - Greece                     (88,967)       (99,118)
                                        ---------        -------
          Total income tax
            expense                     $ 498,282        120,882
                                         ========        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's principal source of revenue is from its net earnings interest in an oil and gas concession located offshore Greece. Payments to the Registrant for its net earnings interest were suspended in 1994 when the Registrant commenced legal action against Denison. Prior to that time the revenues from the net earnings interest varied. The fluctuations in revenues in recent years are in part due to fluctuations in oil prices. The average per barrel price for oil production underlying the net earnings interest was $14.47, $12.38 and $15.65 for the years ended March 31, 1995, 1994 and 1993, respectively.

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

     In addition, the new law required Denison and its partners to spend $15 million during 1993 and 1994 on infill drilling in order to enhance the recoverability of the hydrocarbons. In March 1994, the consortium announced the discovery of a new oil field by the drilling of the Prinos North-2 well. According to Denison's 1994 Annual Report, two oil bearing zones were flow tested with a 30 meter upper section flowing at about 3,200 barrels per day and a 7 meter lower section flowing at 150 barrels per day. Oil in place was calculated at about 18 million barrels of which 5 million may be recoverable. The crude from this discovery has an API gravity of about 25 degrees, contains about 7% sulphur and may have a selling value of between $1.50 and $4.00 per barrel less than Prinos crude. As a result of recent increases in oil prices, Denison has indicated that the consortium is considering development of Prinos North if an acceptable agreement can be reached among working interest owners.

     Denison, who has the contractual obligation to pay the Registrant's net earnings interest, has asserted that the calculation of the amounts due the Registrant should be based on the amended agreement with the Greek government. The Registrant disagrees with this interpretation and has commenced legal action seeking a declaration by the Court that amounts due the Registrant attributable to its net earnings interest be calculated based on the terms of the license agreement prior to the 1993 amendment. The Registrant is seeking damages of approximately $5,000,000 for the period from January 1, 1993 through March 31, 1994 plus damages since that date and undetermined future damages. The Registrant estimates that damages for unpaid revenues for the period from April 1, 1994, through December 31, 1995, are approximately $7,500,000.

   On November 27, 1995, the Registrant received $810,522 from Denison representing unpaid revenues for its net earnings interest. These revenues cover the period from January 1, 1993 through October 31, 1995, and are calculated under the terms of the license agreement as amended in 1993. This payment was made in connection with the agreement of Denison to withdraw the counterclaim filed by Denison against the Registrant. As of December 1995, Denison has resumed monthly revenue payments to the Registrant for its net earnings interest as calculated under the terms of the amended license agreement.

   Pursuant to the Modification Agreement, the Registrant retained $200,000 from the payment received from Denison. On November 30, 1995 the Registrant paid NWO $610,522. $92,402 was applied to accrued interest and $518,120 was applied to the loan leaving an outstanding balance under the line of credit of $1,481,880. Future payments by Denison for the net earnings interest will also be applied to the Registrant's obligations to NWO pursuant to the Modification Agreement. As of December 31, 1995, the outstanding balance under the line of credit was $1,484,759, which includes $52,837 of advances for legal fees. The Registrant does not believe that the payments made for the net earnings interest as calculated under the terms of the amended license agreement at current production and price levels will be sufficient to repay the obligations owed to NWO.

   The Registrant also receives revenues from sales of seismic data gathered in its oil and gas exploration and development activities. That revenue is sporadic and is not sufficient to fund the Registrant's ongoing operations. During the nine-month period ended December 31, 1995, the Registrant recorded approximately $36,700 of revenue from the sale of seismic data.

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

   Denison's reduced payments to the Registrant under the net earnings interest has resulted in the Registrant's inability to fulfill its financial obligations as they become due and therefore the Registrant faces potential insolvency. Accordingly, the Registrant's auditors have issued an opinion on the Registrant's financial statements for the year ended March 31, 1995 that includes an explanatory paragraph discussing the uncertainty regarding the Registrant's ability to continue as a going concern. The financial statements do not contain any adjustments that may be necessary if the Registrant is unable to continue as a going concern. In addition to the uncertainty of the Registrant's ability to continue as a going concern, the auditor's report also includes an explanatory paragraph regarding the uncertainty associated with the legal action against Denison and indicates that no provision for any liability or loss that may result upon adjudication has been recognized in the financial statements for the year ended March 31, 1995.

   When payments for the net earnings interest were suspended, the Registrant funded its operations through draws against the line of credit established with NWO. Prior to the end of fiscal year 1995, the Registrant's credit line was exhausted. During the first half of fiscal year 1996, the Registrant had no resources to make monthly interest payments on the advances under the line of credit.

   On September 19, 1995, the Registrant entered into the Modification Agreement with NWO. The Modification Agreement provides for limited funding of litigation expenses and provides temporary relief from any collection actions by NWO. The Modification Agreement also allows the Registrant to retain up to $200,000 of any proceeds received for its net earnings interest for general working capital purposes. The Modification Agreement does not provide any further funding for operating expenses of the Registrant other than limited funding of the litigation with Denison.

   On October 6, 1995, the Registrant filed a Form SB-2 Registration Statement with the Securities and Exchange Commission registering shares of common stock to be issued to stockholders pursuant to a rights offering. Under the terms of the rights offering, the Registrant is offering to the holders of its common stock, the right to subscribe for additional shares at a purchase price of $.10 per share on the basis of 1.5325 shares of common stock for each share held as of January 16, 1996. A total of approximately 6,000,000 shares of common stock is being offered in the aggregate to all stockholders. The Registration Statement was declared effective January 19, 1996 and copies of the corresponding prospectus and subscription documents were subsequently mailed to stockholders. The rights will expire February 23, 1996. The Registrant anticipates that it will raise approximately $530,100, net of offering costs, in connection with the rights offering.

   The Registrant has obtained the commitment of International Hydrocarbons, the Registrant's principal stockholder, to subscribe to any unsubscribed shares under the rights offering provided that the Registrant used its best efforts to obtain an effective registration statement from the Securities and Exchange Commission by December 31, 1995, subsequently extended by sixty (60) days pursuant to an Extension Agreement dated December 27, 1995.

   Future operations of the Registrant, estimated reimbursement to NWO of current advances for legal fees, including estimated accrued interest, up to $100,000, and payment of accounts payable will be funded by the rights offering and the $200,000 retained by the Registrant from the Denison payment. The Registrant estimates that the funding provided from the rights offering will be sufficient to fund the litigation with Denison through June 30, 1996, the date prior to which the Registrant anticipates a judgment will be rendered in the litigation, and to fund limited operations through December 1996. The trial date, initially reported to be February 1996, has been tentatively rescheduled to April 29, 1996. Even if a judgment in the Registrant's favor is obtained, of which there is no assurance, there can be no assurance that the Registrant would be able to collect that judgment and, if able to collect, when the judgment would be actually collected. Until recently, it appeared, based on Denison's public filings, that the financial stability of Denison was questionable and that Denison continued to operate at the sufferance of its secured creditors. Denison announced on October 16, 1995 that Denison's Board had approved a Plan of Arrangement which, among other things, incorporates agreements restructuring the debt held by Denison's major lenders, the Toronto Dominion Bank, Bank of America Canada, and the Canadian Mortgage and Housing Corporation. In a press release dated December 21, 1995, Denison announced that it had obtained the final order of the Ontario Court of Justice, General Division approving its Plan of Arrangement. The press release indicated that as a result of the contribution of all stakeholders, Denison has been preserved as a going concern and its capital structure has been substantially improved. The court approval of the Plan may increase the likelihood that Denison would have assets available for satisfaction of a judgment in favor of the Company. However, the Company does not have sufficient information to determine whether any assets of Denison are unsecured and available for satisfaction of a judgment in favor of the Company. Unless funds are collected as a result of the litigation with Denison and the revenue stream is resumed under the net earnings interest as calculated under the license agreement prior to the 1993 amendment, the Registrant will be required to obtain some additional source of capital, in addition to the rights offering described herein, to fund continuing operations past December 1996 and pay off the NWO loan and accrued interest when due on December 31, 1996.

   If the judgment is not favorable, the Registrant would likely still have its net earnings interest, however, the revenue stream will likely be substantially reduced. If such unfavorable outcome occurs, the Registrant does not believe that the payments made for the net earnings interest as calculated under the terms of the amended license agreement at current production and price levels will be sufficient to repay the obligations owed to NWO. In that event, the Registrant may be forced to liquidate its assets, and in such case, little if any assets will be available for distribution to shareholders.

   If the litigation with Denison is resolved in the Registrant's favor and payments are resumed under the net earnings interest as calculated under the license agreement prior to the 1993 amendment, that revenue should be sufficient to fund on-going operations and limited new exploration activities. All revenues from the net earnings interest will be initially applied to repay the Registrant's obligations to NWO under the Modification Agreement. There is no assurance as to how long the Prinos property will continue to produce oil and gas and, accordingly, how long the Registrant can expect revenue from its net earnings interest.

   The financial statements do not include any adjustments that might result from the uncertainties described above.

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   In November, 1995, Denison Mines, Ltd. agreed to withdraw its counterclaim filed against the Registrant in connection with the litigation between the parties in the Ontario Court (General Division) of Ontario, Canada. See the Registrant's Form 10-KSB for the fiscal year ended March 31, 1995, for a more detailed discussion of these legal proceedings.

   The trial date, initially reported to be February 1996, has been tentatively rescheduled to April 29, 1996.

ITEM 2. CHANGE IN SECURITIES

   Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5. OTHER INFORMATION

   The Registrant has failed in several respects to maintain the minimum standards for maintaining its listing as a Tier II Security on the Pacific Stock Exchange (the "Exchange"). On August 25, 1995, the Registrant was notified that it was subject to the initiation of delisting procedures. Its listing status was reviewed by the Exchange at a meeting of the Equity Listing Committee (the "Committee") held on October 3, 1995. The Registrant was informed that the Committee had decided to delist its common stock. The Registrant's common stock was suspended from trading on October 4, 1995. The Committee based its decision upon the Registrant's deficiencies with respect to the following components of the Exchange's listing maintenance requirements: net tangible assets of at least $500,000, aggregate market value of publicly held shares of at least $500,000, a minimum bid price per share of at least $1, and the Committee's serious doubts about the Registrant's ability to meet the requirements for an ongoing concern. On December 8, 1995, representatives of the Registrant appealed the decision to delist the stock before the Board Appeals Committee of the Exchange. Finding no compelling evidence to recommend that the October 3, 1995, decision of the Committee be revised, the decision to delist was upheld and affirmed. The delisting of the Registrant from the Exchange will likely have an adverse effect on the market value of the common stock.

   On January 24, 1996 the National Association of Securities Dealers, Inc. approved the right for the Registrant's common stock to be quoted on the OTC Bulletin Board under the symbol OCEX.U.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits filed herewith are listed below and if not located in another previously filed registration statement or report, are attached to this Report at the pages set out below. The "Exhibit Number" below refers to the Exhibit Table in Item 601 of Regulation S-B. Those reports previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-B are incorporated herein by reference, in accordance with the provisions of Rule 12b-32, to the reports or registration statements identified below.

EXHIBIT NUMBER            NAME OF EXHIBIT               LOCATION
--------------            ---------------               --------
   10.1               Extension Agreement with      Exhibit 10.23 on
                      NWO Resources, Inc. dated     Form SB-2,
                      December 27, 1995             Amendment 2,
                                                    January 3, 1996
                                                    File # 33-63277

   (b) Two reports on Form 8-K were filed during the quarter for which this Report is filed.

   On November 30, 1995, Form 8-K was filed which reported the receipt of $810,522 from Denison Mines Ltd. representing unpaid revenues on the Registrant's 15% net earnings interest in certain oil and gas producing areas offshore Greece.

   On December 28, 1995, Form 8-K was filed which reported the delisting of the Registrant's common stock from the Pacific Stock Exchange.

                                 SIGNATURES

   In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OCEANIC EXPLORATION COMPANY



Date: February 8, 1995                    /s/ Charles N. Haas
      -----------------------        -------------------------------
                                          Charles N. Haas
                                          President


Date: February 8, 1995                   /s/ Diana J. Peters
      -----------------------        -------------------------------
                                         Diana J. Peters
                                         Treasurer and
                                         Chief Financial Officer