Form 10KSB
period 1996-03-31
OCEANIC EXPLORATION CO
filed 1996-07-01
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)
[ X ]     Annual Report under Section 13 or 15(d) of the Securities Exchange Act
          of 1934   [Fee Required]
          For the fiscal year ended  March 31, 1996.

[   ]     Transition Report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 [No Fee Required] For the transition period from _________________ to _______________. Commission file number 0-6540.

                           OCEANIC EXPLORATION COMPANY
                 (Name of small business issuer in its charter)

    DELAWARE                                                84-0591071
(State of Incorporation)                         (I.R.S. Employer Ident. No.)

           5000 South Quebec Street, Suite 450, Denver, Colorado 80237
                                 (303) 220-8330
          (Address and telephone number of principal executive offices)

         Securities registered under Section 12(b) of the Exchange Act:

         Title of class                   Name of exchange on which registered
COMMON STOCK ($.0625 PAR VALUE)                      NOT APPLICABLE

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
                               YES  X   NO
                                  -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                             [   ]

Issuer's revenues for fiscal year ended March 31, 1996       $2,064,367

As of June 7, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $1,229,109.

As of June 7, 1996, the Registrant had outstanding 9,916,154 shares of common stock ($.0625 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to this Report appears on pages 40, 41, 42 and 43.

ITEM 1.  BUSINESS

Oceanic Exploration Company (the "Registrant", also called the "Company" in some parts of this Report, which terms include its subsidiaries) was incorporated in 1969 and is engaged in the business of acquiring oil and gas concessions covering large blocks of acreage and in conducting exploration activities thereon, including seismic and other geophysical evaluation and exploratory drilling where appropriate. The Registrant conducts its operations directly or through wholly-owned subsidiaries. The term "concession" is used herein to mean exploration, development and production rights with respect to a specific area, which rights may be created by agreement with a government, governmental agency or corporation. When a discovery of oil or gas occurs, the Registrant will pursue the development of reserves and the production of oil or gas to the extent considered economically feasible and may finance development by farming out or selling a portion of its interest in the discovery. The Registrant's property interests are located in the North Aegean Sea, offshore Greece and in the East China Sea. The Registrant has identified a prospect in Bolivia, has prepared a preliminary plan for exploration and is attempting to find participants to finance exploration costs. Since 1994, the Registrant has not been able to participate in exploration and development, other than limited activities in Bolivia to the extent that funding is available, and has concentrated its efforts on the litigation regarding the Prinos Interest. (SEE
ITEM 2 "PROPERTIES-GREECE.")

The Registrant's only significant source of revenue, its 15% net profit interest in certain oil and gas producing areas offshore Greece (also called "net earnings interest" or "Prinos Interest" in some parts of this Report), is currently the subject of litigation. The prospects for the Registrant continuing as a going concern are dependent on obtaining a favorable judgment or settlement in the litigation and collecting or enforcing the judgment or settlement. Since litigation commenced and through November 1995, payments under the Prinos Interest were suspended. The Registrant funded its operations through draws against the line of credit established with NWO Resources, Inc. ("NWO"), the parent of the Registrant's principal stockholder. Prior to the end of fiscal year 1995, the Registrant's credit line was exhausted and the Registrant had no resources to make monthly interest payments on the advances under the line of credit.

On September 19, 1995, the Registrant entered into a Modification Agreement with NWO (the "Modification Agreement"). (SEE ITEM 1 "BUSINESS-NWO LINE OF CREDIT.") The Modification Agreement provides for limited funding of litigation expenses and temporary relief from any collection actions by NWO. The Modification Agreement also allows the Registrant to retain up to $200,000 of any proceeds received from its Prinos Interest for general working capital purposes. The Modification Agreement does not provide any further funding for operating expenses of the Registrant other than limited funding of the litigation with respect to the Prinos Interest.

On November 27, 1995, the Registrant received $810,522 from Denison Mines Limited ("Denison") representing unpaid net revenues from the Prinos Interest. These revenues cover the period from January 1, 1993 through October 31, 1995, and are calculated under the terms of the 1975 license agreement between the Greek government and the consortium operating the Prinos properties (the "License Agreement") as amended in 1993. This payment was made in connection with the agreement of Denison to withdraw the counterclaim filed by Denison against the Registrant. As of December 1995, Denison resumed monthly revenue payments to the Registrant for its Prinos Interest as calculated under the terms of the amended License Agreement. Pursuant to the Modification Agreement, the Registrant retained $200,000 from the payment received from Denison and paid NWO $610,522 on November 30, 1995.

In February 1996, the Registrant successfully raised $524,093, net of offering costs, from the sale of Common Stock. These funds should be sufficient to fund the litigation and limited operations through December 31, 1996, the date by which time the Registrant anticipates a judgment will be rendered in the ligation.

The Registrant's business activities involve only one industry segment, oil and gas exploration and development. Financial information relating to the Registrant's business and an explanation of the same may be found in Items 6 and 7 of this Report.

The Registrant employs six people, four of whom are full-time employees. The full-time employees also provide services to two related entities pursuant to management agreements entered into by the Registrant and those entities. (SEE
ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

The Registrant's principal executive offices are located at 5000 South Quebec Street, Suite 450, Denver, Colorado 80237, and its telephone number is
(303) 220-8330.

(a)  MODE OF OPERATION

The Registrant has generally undertaken exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of and any revenue from a discovery. Such arrangements do not always equate the proportion of expenditures undertaken by a party with the share of revenues to be received by such party.

The Registrant has usually obtained concessions directly from a government or governmental agency and has then entered into arrangements with other participants whereby the Registrant has received cash payments and has had its share of exploration expenditures paid (either before or after being expended) in whole or in part by other participants.

Since the Registrant's establishment, sales of partial interest in its concessions have been part of its normal course of business and have provided funds for the acquisition of further concessions and for exploration of existing concessions.

In order to maintain its concessions in good standing, the Registrant is usually required to expend substantial sums for exploration and, in many instances, for surface rentals or other cash payments. Additionally, the development of any discoveries made upon concessions in which the Registrant holds an interest generally involve the expenditure of substantial sums of money. The Registrant has, in the past, satisfied required expenditures on its concessions. The Registrant cannot be certain that its revenues in the future will be sufficient to satisfy expenditures required to be made on its concessions and continues to pursue other opportunities from alternative sources which would enhance its liquidity.

(b)   RECENT DEVELOPMENTS

DENISON LITIGATION: In June 1994, the Registrant commenced legal action against Denison Mines Ltd. (Denison) of Canada seeking a declaration by the Court that amounts due the Registrant attributable to its Prinos Interest (SEE ITEM 2 "PROPERTIES-GREECE.") in certain oil and gas producing areas offshore Greece be calculated based on the terms of the license agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. The Registrant is seeking damages of approximately $27,000,000 or alternatively, an accounting and payment of the Prinos Interest in respect of the period commencing January 1, 1993. While the Registrant believes there is a reasonable possibility of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant. A court date has been scheduled for September 1996. (SEE ITEM 3 "LEGAL PROCEEDINGS.")

NWO LINE OF CREDIT: Since payments under the Prinos Interest were suspended, the Registrant had funded its operations through draws against the line of credit established with NWO Resources, Inc. ("NWO"), the parent of the Registrant's principal stockholder. Prior to the end of fiscal year 1995, the Registrant's credit line was exhausted. During the first half of fiscal year 1996, the Registrant had no resources to make monthly interest payments on the advances under the line of credit. Accordingly, on September 19, 1995, the Registrant entered into the Modification Agreement, modifying the existing line of credit arrangement between the Registrant and NWO. Prior to entering into the Modification Agreement, the NWO line of credit provided for cumulative draws of up to $2,000,000 with interest payable monthly on the outstanding balance at the greater of the U.S. bank prime lending rate or 1-3/4% above the 30-day LIBOR in effect on the date of each draw against the line of credit. Draws under the line of credit are evidenced by promissory notes which were originally payable by the Registrant's wholly-owned subsidiary, Oceanic International Properties Corporation ("OIPC") no later than January 1, 1996 with interest at annual rates of 7% to 9%. Cumulative draws on the NWO line of credit had reached $2,000,000 by February 15, 1995. The line of credit is secured by the Registrant's Prinos Interest. At the time the Modification Agreement was entered into, the Registrant was in default under the terms of the line of credit as it had not made its interest payments for May, June, July and August 1995.

The Modification Agreement provides as follows:

1. Except as provided below, NWO will forebear on collection until December 31, 1996 of the interest and principal on the $2,000,000 of promissory notes evidencing draws on the NWO line of credit ("Oceanic Notes") which it holds from OIPC.

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

6. The Registrant will use its best efforts to file the Registration Statement with the Securities and Exchange Commission with respect to the Rights Offering described in the Registration Statement and use its best efforts to cause the Registration Statement to become effective by December 31, 1995 (subsequently extended by sixty (60) days pursuant to an Extension Agreement dated December 27, 1995).

7. In order to enable the Registrant to diligently pursue its lawsuit against Denison, NWO agrees to make advances to the Registrant for ongoing legal fees as reflected in statements received by the Registrant subsequent to August 1, 1995 in connection with the Denison litigation up to an estimated $100,000 in litigation expenses.

8. The Registrant agrees to reimburse NWO for such advances up to an estimated $100,000 together with interest thereon computed at the annual rate of 10% upon receipt of the proceeds of the Rights Offering described in the Registration Statement or January 31, 1996, whichever occurs earlier.

On November 27, 1995, the Registrant received $810,522 from Denison representing unpaid revenues on the Prinos Interest. These revenues covered the period from January 1, 1993 through October 31, 1995, and were calculated under the terms of the License Agreement as amended in 1993. Pursuant to the Modification Agreement, the Registrant retained $200,000 from the payment received from Denison. On November 30, 1995 the Registrant paid NWO $610,522. $92,402 was applied to accrued interest and $518,120 was applied to the loan leaving an outstanding loan balance of $1,481,880. Future payments by Denison under the Prinos Interest will also be applied to the Registrant's obligations to NWO pursuant to the Modification Agreement. As of March 31, 1996, the outstanding loan balance was $1,308,201. The Registrant does not believe that the payments made under the Prinos Interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO.

RIGHTS OFFERING: In accordance with the terms of the Modification Agreement, the Registrant filed a Form SB-2 with the Securities and Exchange Commission on October 6, 1995 for the purpose of registering 6,001,000 shares of additional common stock to be issued pursuant to a rights offering ("Rights Offering"). Under the terms of the Rights Offering, the Registrant offered to the existing shareholders of its Common Stock, $.0625 par value (the "Common Stock") the right to subscribe for additional shares of Common Stock ("Additional Common Stock") on the basis of 1.5325 shares of Common Stock for each share of Common Stock (the "Rights"), held of record at the close of business on January 16, 1996. The Rights included an over-subscription privilege which allowed stockholders to acquire more than the number of shares to which the Rights entitled them in the event all stockholders did not participate. The Additional Common Stock was offered to stockholders at $.10 per share.

The Registrant raised $524,093, net of offering costs, from the sale of 6,001,000 shares of Additional Common Stock. The funds were raised for the purpose of reimbursing NWO for its advancement of legal fees and accrued interest thereon and funding future operations until settlement of the Denison litigation.

(c)  COMPETITION

The oil and gas industry is competitive, and the Registrant must compete with many long-established companies having far greater resources and operating experience. Furthermore, the demand for financing of oil and gas and mineral exploration and development programs substantially exceeds the available supply, and the Registrant competes with other exploration and development companies of far greater means for the available funds. Because of the Registrant's financial condition, the Registrant is not currently able to participate in exploration and development activities. Even though funds were raised from the Rights Offering, the scope of the Registrant's exploration activities is constrained by the shortage of funds.


ITEM 2.  PROPERTIES

Registrant holds various interests in concessions or leases for oil and gas exploration which are listed below. Oil and gas property interests as reflected in the accompanying financial statements include costs attributable only to the Greek interest. Costs on all other foreign concessions described below have been charged to expense in prior years.

GREECE: The Registrant has the right to receive the Prinos Interest payable by Denison from the proceeds of production of oil and gas from certain concession areas totaling approximately 430,000 acres in the North Aegean Sea, offshore Greece. "Development areas" for the Prinos Oil Field covering 23,390 gross acres and for the Kavala Gas Field covering 11,787 gross acres have been defined by the Greek government and given "development status." The term of each "development" license is 26 years, with an automatic 10-year renewal. The remaining exploration area adjoining Prinos and South Kavala covers 153,316 acres and an exploration area east of the island of Thasos covers an additional 243,367 acres. The Prinos Interest is subject to a lien in favor of NWO, which lien secures payment of the amounts due to NWO by the Registrant. (SEE ITEM 1 "BUSINESS-NWO LINE OF CREDIT.")

Daily production from the Prinos/South Kavala Fields averaged 8,543 barrels of oil and 129 tons of sulphur during fiscal year ended March 31, 1996. According to Denison's 1995 Annual Report, calendar year 1995 production decreased 15% from that of 1994 as the reserves continue to be depleted. In an effort to maintain economic production levels, the consortium commenced a two or three well infill drilling program at the producing Prinos Field in December 1995.
The first well was completed as a producer in March 1996 and the second well was abandoned because of technical difficulties.

Due to high Greek income taxes and royalties in combination with declining production levels, low oil prices and increasing operating costs, the consortium believed that the Greek operation was at its economic break-even point. As a result, Denison and its partners commenced negotiations in 1992 with senior Greek government officials to obtain relief from the high level of government taxes and royalties. On February 23, 1993, the consortium reached an agreement with the Greek government resulting in an amendment to the June 1975 license agreement (the "License Agreement") known as Law 98/1975 which regulates the operation of the field. The amendment was ratified by the Greek Parliament on June 23, 1993 and was retroactive to January 1, 1993.

The amendment provides for a sliding scale for both the cost recovery factor and the Greek royalty interest based on the annual adjusted gross income from operations on a calendar year basis. The new law also provides for a reduction in the effective Greek income tax rate from 50% to 40%.

In addition, the new law required Denison and its partners to spend $15 million during 1993 and 1994 in infill drilling in order to enhance the recoverability of the hydrocarbons. In March 1994, the consortium operating the Greek properties announced the discovery of a new oil field by the drilling of the Prinos North-2 well. Denison's 1995 Annual Report states that two oil bearing zones were flow tested with a 30 meter upper section flowing at about 3,200 barrels per day and a 7 meter lower section flowing at 150 barrels per day. Oil in place was calculated at about 18 million barrels of which 3 million may be recoverable. The crude from this discovery has an API gravity of about 20 degrees, contains about 7% sulphur and may have a selling value of between $1.50 and $4.00 per barrel less than Prinos crude. In April 1996, the consortium signed another agreement with the Greek government ("Second Supplemental Agreement") setting out the terms under which the drilling at Prinos North was to proceed. This agreement increased the Greek government's participating interest in Prinos North from 15% to 35% and allows the consortium to recover $5.00 per barrel of Prinos North crude produced for operating costs. In June 1996, the consortium received a Ministerial Decision (the "Decision") from the Greek government allowing for the write-off of up to $20,000,000 in capitalized costs associated with the drilling activities at Prinos and Prinos North.
The Greek government is allowing the deduction of these costs from annual gross income before calculation of the Greek State's Total Share. The Registrant has not yet determined the extent to which the Decision will impact its payments under the Prinos Interest. In May 1996, the consortium began drilling a horizontal well from the Prinos production platform to the Prinos North reservoir. Drilling time is estimated at 100 days.

Denison, who has the contractual obligation to pay the Prinos Interest, has asserted that the calculation of the amounts due the Registrant should be based on the amended agreement with the Greek government. The amended agreement provides for higher cost recoveries than the License Agreement before the 1993 amendment. If higher cost recoveries are used in calculating the amount due under the Prinos Interest, the amount will be significantly lower than the
amount calculated under the License Agreement before the 1993 amendment.   The
Registrant disagrees with this interpretation and has commenced legal action seeking a declaration by the Court that amounts due the Registrant attributable to its Prinos Interest be calculated based on the terms of the License Agreement before the 1993 amendment. The Registrant is seeking $27,000,000 or alternatively, an accounting and payment of the 15% Net Earnings Interest effective January 1, 1993. The Registrant estimates damages for unpaid revenues are approximately $13,100,000 for the period from January 1, 1993 through March 31, 1996 plus damages since that date and undetermined future damages. The Registrant's counsel is unable to conclude that the likelihood of an adverse determination in the litigation with Denison is remote. In addition, if the Registrant obtains a favorable judgment against Denison, there is no assurance that the Registrant will be able to collect the judgment due to Denison's current financial condition. (SEE ITEM 3 "LEGAL PROCEEDINGS.")

When the legal action against Denison commenced, Denison suspended payments under the Prinos Interest. Denison also asserted a counterclaim for $4,700,000 against the Registrant for alleged past overpayments by Denison. On
November 27, 1995, the Registrant received $810,522 from Denison representing unpaid revenues on the Prinos Interest. These revenues covered the period from January 1, 1993 through October 31, 1995, and were calculated under the terms of the License Agreement as amended in 1993. This payment was made in connection with the agreement of Denison to withdraw the counterclaim filed by Denison against the Registrant. As of December 1995, Denison resumed monthly revenue payments to the Registrant for its Prinos Interest as calculated under the terms of the amended License Agreement. The Registrant is continuing to pursue its litigation against Denison challenging Denison's position that the calculation of the Prinos Interest should be based on the amended License Agreement.

Pursuant to the Modification Agreement, the Registrant retained $200,000 from the payment by Denison. On November 30, 1995 the Registrant paid NWO $610,522. $92,402 was applied to accrued interest and $518,120 was applied to the loan leaving an outstanding loan balance of $1,481,880. Future payments by Denison under the Prinos Interest will also be applied to the Registrant's obligations to NWO pursuant to the Modification Agreement. As of March 31, 1996, the outstanding loan balance was $1,308,201. The Registrant does not believe that the payments made under the Prinos Interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO.

There is no assurance as to how long the Prinos property will continue to produce oil and gas and, accordingly, how long the Registrant can expect revenue from its Prinos Interest. The Registrant has analyzed the data provided to it from Denison and other data that the Registrant has been able to verify from publicly available sources in determining the potential revenue from the Prinos Interest. The consortium operating the Prinos property has announced a new oil discovery (Prinos North), which is subject to the Prinos Interest. The Registrant has not verified the data provided by Denison with respect to that new oil discovery and its potential revenue and does not have sufficient resources to do so reasonably. Additionally, the Registrant is aware that other members of the consortium believe the estimated amounts provided by Denison may be exceeded. These analyses are not publicly available and, accordingly, have not been verified. There is a possibility that the revenues from the Prinos property would substantially differ from current estimates.

REPUBLIC OF CHINA (TAIWAN): The Registrant holds a 22.23% working interest in a concession located north of Taiwan in the East China Sea, covering 3,706,560 gross acres. The exploration license for this concession had a nominal term extending to 1979, requiring exploration activity and minimum expenditures. Preparations for initial exploratory drilling were suspended in 1977 under a claim of force majeure, pending resolution of a territorial dispute among the Republic of China (Taiwan), the Government of Japan and the People's Republic of China. The Chinese Petroleum Corporation (Taiwan) has agreed to suspend obligations under this concession until December 31, 1996.

During fiscal 1990, the Registrant entered into a farmout agreement with two United Kingdom companies conveying two-thirds of its original 66.67% interest in the concession.

Due to the uncertainty of sovereignty in the area, no immediate development expenditures, as required under the terms of the concession agreement, are anticipated.

In fiscal year 1994, the Registrant reported that the People's Republic of China was indicating its intention to open up adjacent concession areas for bidding and that a resolution to the sovereignty issues may result. Nothing has occurred in fiscal year 1996 to indicate that the lifting of the current force majeure status is imminent.

BOLIVIA: The Registrant has conducted a preliminary exploration study of a 10,500 square kilometer area located in the eastern part of the country near the Paraguayan border, pursuant to a work study program with Y.P.F.B., the government-controlled agency having responsibility for oil and gas exploration in Bolivia. The Registrant has preliminarily agreed to the terms of an operations contract pertaining to such area and anticipates signing an operations contract in fiscal year 1997. The Registrant is attempting to find participants to finance exploration costs.

OTHER: The Registrant leases 2,562 square feet of office space in an office building located at 5000 South Quebec Street, Denver, Colorado. The office building is owned by a related party. The lease expires on February 28, 1997. (SEE ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")


ITEM 3.   LEGAL PROCEEDINGS

The Registrant has commenced an action in the Ontario Court (General Division), Canada, against Denison. The Registrant claims that Denison has failed since January 1, 1993 to pay the Registrant the Prinos Interest pursuant to an agreement dated August 30, 1976, which is to be calculated on the basis of the terms of the License Agreement.

The Registrant has claimed the following relief in the action:

     1. a constructive trust or equitable lien over funds received by Denison representing the unpaid portion of the Prinos Interest;

     2. a vendor's lien over assets purchased by Denison from the Registrant including Denison's interest in the License Agreement; and

     3. $27,000,000.00 or alternatively, an accounting and payment of the Prinos Interest in respect of the period commencing January 1, 1993.

Denison has defended the action on the basis that the Registrant is not entitled to the payment claimed, and is entitled only to payment of the Prinos Interest calculated in accordance with the terms of the License Agreement as amended by an agreement with the Greek State dated February 23, 1993.

Denison counterclaimed for the repayment of the sum of $4,747,811 that it alleged it mistakenly paid to the Registrant as part of the Prinos Interest during the period from January 1, 1989, to December 31, 1993. On November 27, 1995, the Registrant received unpaid revenues on the Prinos Interest for the period from January 1, 1993 through October 31, 1995, calculated under the terms of the License Agreement as amended in 1993. This payment was made in connection with the agreement of Denison to withdraw the counterclaim filed by Denison against the Registrant. As of December 1995, Denison has resumed monthly revenue payments to the Registrant for its Prinos Interest as calculated under the terms of the amended License Agreement. The Registrant will continue to pursue its litigation against Denison challenging Denison's position that the calculation of the Prinos Interest should be based on the amended License Agreement.

The statement of claim in this action was issued on June 9, 1994. The matter was transferred to the Ontario Court (General Division) Commercial List by order of November 25, 1994. The parties filed with the Court the following schedule for the progress of this action:

     1.   Delivery of documents occurred by April 15, 1995;

     2. Examination for discovery of both parties occurred during the week of June 26, 1995;

     3.   Motions arising from discovery was completed by October 31, 1995;

     4.   Trial to be held September 1996.

The Registrant is vigorously pursuing this action. Oral discovery of the parties has now been completed.

The Registrant's legal counsel, Osler, Hoskin & Harcourt in Toronto, Canada, is unable to advise as to the probable outcome of the claim by the Registrant. Management's decision to pursue a legal action against Denison was based on management's review of information provided to the Registrant by Denison and oral discussions with legal counsel. Based on that information and those discussions, Management believed that there was a reasonable basis for commencing a legal action against Denison and continues to believe that there is a reasonable possibility of success in the litigation. Of course, litigation is inherently uncertain and there is no assurance as to the final outcome. The Registrant has not received a written determination from its legal counsel with respect to the litigation.

It should be noted that if the claim is unsuccessful the Registrant will remain entitled to payment of the Prinos Interest calculated in accordance with the terms of the License Agreement, as amended. The amounts of such payments will be substantially lower than the payments received prior to January 1, 1993. The Registrant does not believe that the payments made under the Prinos Interest calculated under the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO.

Any judgment obtained by the Registrant or Denison in relation to the claim will be subject to the right of the losing party to appeal to the Ontario Court of Appeal. Notice of appeal to the Court of Appeal must be filed within 30 days after judgment. Barring an order to expedite the appeal, which may or may not be available in this case, it may take approximately 2 years before an appeal is heard. A further appeal to the Supreme Court of Canada is available with leave of the Supreme Court.

Enforcement of a judgment in Ontario is generally carried out by seizure and sale of assets, garnishment of debts, or appointment of a receiver. Until recently, it appeared, based on Denison's public filings, that the financial stability of Denison was questionable and that Denison continued to operate at the sufferance of its secured creditors. Denison announced on October 16, 1995 that Denison's Board had approved a Plan of Arrangement which, among other things, incorporates agreements restructuring the debt held by Denison's major lenders, the Toronto Dominion Bank, Bank of America Canada, and the Canadian Mortgage and Housing Corporation. In a press release dated December 21, 1995, Denison announced that it had obtained the final order of the Ontario Court of Justice, General Division approving its Plan of Arrangement. The press release indicated that as a result of the contribution of all stakeholders, Denison has been preserved as a going concern and its capital structure has been substantially improved. The court approval of the Plan may increase the likelihood that Denison would have assets available for satisfaction of a judgment in favor of the Registrant. However, the Registrant does not have sufficient information in its possession to determine whether any assets of Denison are unsecured and available for satisfaction of a judgment in favor of the Registrant.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK: Subject to the rights of holders of any series of Preferred Stock which may from time to time be issued, holders of Common Stock are entitled to one vote per share on matters acted upon at any shareholders' meeting, including the election of directors, and to dividends when, as and if declared by the Board of Directors out of funds legally available therefor. There is no cumulative voting and the Common Stock is not redeemable. In the event of any liquidation, dissolution or winding up of the Registrant, each holder of Common Stock is entitled to share ratably in all assets of the Registrant remaining after the payment of liabilities and any amounts required to be paid to holders of Preferred Stock, if any. Holders of Common Stock have no preemptive or conversion rights and are not subject to further calls or assessments by the Registrant. All shares of Common Stock now outstanding are and will be fully paid and non-assessable.

The Registrant's Common Stock is not listed on any exchange. The Registrant's Common Stock was previously traded on the Pacific Stock Exchange under the symbol OXC. However, the Registrant has failed to maintain the minimum standards required by the Exchange to maintain its listing as a Tier II Security on the Exchange. On August 25, 1995, the Registrant was notified that it was subject to the initiation of delisting procedures. Its listing status was reviewed by the Exchange at a meeting of the Equity Listing Committee held on October 3, 1995. The Registrant was informed that the Committee had decided to
delist its Common Stock.   On October 4, 1995, the Registrant's Common Stock was
suspended from trading. The Committee based its decision upon the Registrant's deficiencies with respect to the following components of the Exchange's listing maintenance requirements: net tangible assets of at least $500,000, aggregate market value of at least $500,000, and a minimum bid price per share of at least $1, and the Registrant's ability to meet the requirements for an ongoing concern. On December 8, 1995, representatives of the Registrant appealed the decision to delist the stock before the Board of Appeals Committee of the Exchange. Finding no compelling evidence to recommend that the October 3, 1995, decision of the Committee be revised, the decision to delist was upheld and affirmed. The delising of the Registrant from the Exchange will likely have an adverse effect on the market value of the Common Stock. The Registrant has secured a broker-dealer to serve as a market maker for trades in its Common Stock.

On January 24, 1996 the National Association of Securities Dealers, Inc. approved the right for the Registrant's Common Stock to be quoted on the OTC Bulletin Board under the symbol OCEX.U.

The range of closing prices in Registrant's Common Stock over the last two fiscal years (which are not necessarily representative of actual transactions) is set out below.


          Three Months            Fiscal 1996             Fiscal 1995
             Ended              High         Low        High         Low
          ------------         ------------------       ----------------

          June 30               $ .75       .50         $1.13        .88

          September 30            .63       .25           .88        .75

          December 31             (1)       (1)           .75        .50

          March 31                (1)       (1)           .88        .63


(1) The prices set forth above represent sales on the Exchange prior to the delisting. The reported closing price of the Common Stock on October 3, 1995 was $.25. Subsequent to March 31, 1996, two transactions comprising 6,000 shares occurred at $.16 per share.

Registrant uses all available funds for working capital purposes and has never paid a dividend. Registrant's management does not anticipate paying dividends in the future. As of June 7, 1996, the number of record holders of Registrant's common stock was 499.

PREFERRED STOCK: The Board of Directors of the Registrant, without further action by the stockholders, is authorized to issue the shares of Preferred Stock in one or more series and to determine the voting rights, preferences as to dividends, and the liquidation, conversion, redemption and other rights of each series. The issuance of a series with voting and conversion rights may adversely affect the voting power of the holders of Common Stock. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Registrant without further action by the shareholders. The Registrant has no present plans to issue any shares of Preferred Stock.

TRANSFER AGENT: The Registrant's Transfer Agent is Chase Mellon Shareholder Services, 300 South Grand Avenue, Los Angeles, California 90071-3401.


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

In the past, the Registrant's principal source of revenue has been from its Prinos Interest. Payments to the Registrant under the Prinos Interest were suspended in 1994 when the Registrant commenced legal action against Denison.

The Registrant also receives revenues from sales of seismic data gathered in its oil and gas exploration and development. That revenue is sporadic and is not sufficient to fund the Registrant's ongoing operations. During the year ended March 31, 1996, the Registrant recorded approximately $36,700 of revenue from the sale of seismic data.

The Registrant currently receives approximately $322,000 per year in connection with services it renders to Cordillera Corporation and San Miguel Valley Corporation pursuant to management agreements providing for reimbursement of costs for actual time and expenses incurred in activities conducted on behalf of those entities. The amounts received under the management agreements are a reimbursement for employee salaries and other operating expenses. (SEE ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

Denison's reduced payments to the Registrant under the Prinos Interest have resulted in the Registrant's inability to fulfill its financial obligations as they become due and therefore the Registrant faces potential insolvency. Accordingly, the Registrant's auditors have issued an opinion on the Registrant's financial statements for the year ended March 31, 1996 that includes an explanatory paragraph discussing the uncertainty regarding the Registrant's ability to continue as a going concern. The financial statements do not contain any adjustments that may be necessary if the Registrant is unable to continue as a going concern.

When payments under the Prinos Interest were suspended, the Registrant funded its operations through draws against the line of credit established with NWO. Prior to the end of fiscal year 1995, the Registrant's credit line was exhausted. During the first half of fiscal year 1996, the Registrant had no resources to make monthly interest payments on the advances under the line of credit.

On September 19, 1995, the Registrant entered into the Modification Agreement with NWO. The Modification Agreement provides for limited funding of litigation expenses and provides temporary relief from any collection actions by NWO. The Modification Agreement also allows the Registrant to retain up to $200,000 of any proceeds received from its Prinos Interest for general working capital purposes. The Modification Agreement does not provide any further funding for operating expenses of the Registrant other than limited funding of the litigation with Denison. (SEE ITEM 1 "BUSINESS-NWO LINE OF CREDIT.")

On November 27, 1995, the Registrant received $810,522 from Denison representing unpaid revenues net of related Greek income taxes on the Prinos Interest. These revenues cover the period from January 1, 1993 through October 31, 1995, and are calculated under the terms of the License Agreement as amended in 1993. This payment was made in connection with the agreement of Denison to withdraw the counterclaim filed by Denison against the Registrant. As of December 1995, Denison has resumed monthly revenue payments to the Registrant for its Prinos Interest as calculated under the terms of the amended License Agreement.

Pursuant to the Modification Agreement with NWO, the Registrant retained $200,000 from the payment of Denison. On November 30, 1995 the Registrant paid NWO $610,522. $92,402 was applied to accrued interest and $518,120 was applied to the loan leaving an outstanding loan balance of $1,481,880. Future payments by Denison under the Prinos Interest will also be applied to the Registrant's obligations to NWO pursuant to the Modification Agreement. As of March 31, 1996, the outstanding loan balance was $1,308,201. The Registrant does not believe that the payments made under the Prinos Interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO.

In February 1996, Registrant was able to successfully raise $524,093, net of offering costs, in connection with the sale of additional common stock through
the Rights Offering.   (SEE ITEM 1 "BUSINESS-RIGHTS OFFERING.")  Pursuant to the
terms of the Modification Agreement with NWO, $64,107 from the Rights Offering was used to reimburse NWO for advances made to the Registrant for legal fees; $61,876 and $2,231 were applied to the principal and accrued interest, respectively. The Registrant estimates that the funding provided from the Rights Offering will be sufficient to fund the litigation and limited operations through December 31, 1996, the date prior to which the Registrant anticipates a judgment will be rendered in the litigation.

Even if a judgment in the Registrant's favor is obtained, of which there is no assurance, there is no guarantee that the Registrant would be able to collect that judgment and, if able to collect, when the judgment would be actually collected. Until recently, it appeared, based on Denison's public filings, that the financial stability of Denison was questionable and that Denison continued to operate at the sufferance of its secured creditors. Denison announced on October 16, 1995 that Denison's Board had approved a Plan of Arrangement which, among other things, incorporates agreements restructuring the debt held by Denison's major lenders, the Toronto Dominion Bank, Bank of America Canada, and the Canadian Mortgage and Housing Corporation. In a press release dated December 21, 1995, Denison announced that it had obtained the final order of the Ontario Court of Justice, General Division approving its Plan of Arrangement. The press release indicated that as a result of the contribution of all stakeholders, Denison has been preserved as a going concern and its capital structure has been substantially improved. The court approval of the Plan may increase the likelihood that Denison would have assets available for satisfaction of a judgment in favor of the Registrant. However, the Registrant does not have sufficient information in its possession to determine whether any assets of Denison are unsecured and available for satisfaction of a judgment in favor of the Registrant.

Unless funds are collected as a result of the litigation with Denison and the revenue stream is resumed under the Prinos Interest as calculated under the original License Agreement, the Registrant will be required to obtain some additional source of capital, in addition to the Rights Offering described herein, to fund continuing operations past December 1996 and pay off the NWO loan and accrued interest when due on December 31, 1996.

If the judgment is not favorable, the Registrant would likely still have its Prinos Interest; however, the revenue stream will likely be substantially reduced. If such unfavorable outcome occurs, the Registrant does not believe that the payments made under the Prinos Interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO. The Registrant may be forced to liquidate its assets, and in such case, little if any assets would be available for distribution to shareholders.

If the litigation with Denison is resolved in the Registrant's favor and payments are resumed under the Prinos Interest as calculated under the License Agreement prior to the 1993 Amendment, that revenue should be sufficient to fund on-going operations and limited new exploration activities. All revenues from the Prinos Interest will be initially applied to repay the Registrant's obligations to NWO under the Modification Agreement. (SEE ITEM 1 "BUSINESS-NWO LINE OF CREDIT.") There is no assurance as to how long the Prinos property will continue to produce oil and gas and, accordingly, how long the Registrant can expect revenue from its Prinos Interest.

RESULTS OF OPERATIONS

The Registrant reported net income of $396,166 for the year ended March 31, 1996 and net losses of $796,602 and $448,746 for the years ended March 31, 1995 and 1994, respectively.

The following table summarizes the primary components of changes in net income before the provision for income taxes for the relevant periods:


                                                  YEAR ENDED MARCH 31,
                                           ---------------------------------
                                           1996           1995          1994
                                           ----           ----          ----

Calculation of Greek
  revenues                                861,500       (573,100)    (3,377,000)
Greek revenues applicable
  to prior years                          895,000              -              -
Production decline                       (217,000)             -        (78,000)
Price increase(decrease)                   38,000              -       (477,000)

(Increase)reduction in
  depreciation and
  depletion charges                       (62,924)        10,941        433,889
Increase(reduction) in
  other revenues                          165,650         59,266       (182,000)
Other                                     120,841        (53,006)        23,608
                                       ----------     ----------     ----------
  Increase(decrease) in
    income before taxes                $1,801,067     $ (555,899)    (3,656,503)
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------


The most significant factors in the fluctuations of net income between the periods are Denison's suspension of revenues in 1994 followed by receipt of unpaid revenues for January 1, 1993 through October 31, 1995 in November 1995 (SEE ITEM 2 "PROPERTIES"), variances in oil and gas prices received, and the effect of normal production declines from the Prinos and South Kavala fields in Greece. The depletion provision decreased from $244,630 in 1994 to $233,689 for 1995, reflecting the declining base of depletable costs for the Greece concession. In 1996, the depletion provision increased to $296,613 as a result of a reduction in estimated future net revenues attributable to the Prinos Interest. Fluctuations in other revenues are primarily attributable to interest income from Denison relating to unpaid revenues, management fees (SEE ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS") and receipts from sales of seismic data and investments.

The provision for income taxes in fiscal 1996 increased approximately $608,000 from the fiscal 1995 provision due to an increase in Greek income taxes corresponding to the increase in Greek oil and gas revenues recorded.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               INDEX                                        PAGE

     Independent Auditors' Report                           20

     Consolidated Balance Sheets                            21

     Consolidated Statements of
      Operations and Accumulated Deficit                    22

     Consolidated Statements of
      Cash Flows                                            23

     Notes to Consolidated Financial Statements             24-30


                           OCEANIC EXPLORATIN COMPANY
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                                 [LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




THE BOARD OF DIRECTORS AND STOCKHOLDERS
OCEANIC EXPLORATION COMPANY:


We have audited the accompanying consolidated balance sheets of Oceanic Exploration Company and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations and accumulated deficit and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly the financial position of Oceanic Exploration Company and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996 in conformity with generally accepted accounting principles.

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


                                                  /S/ KPMG PEAT MARWICK LLP

                                                  KPMG PEAT MARWICK LLP


Denver, Colorado
May 29, 1996

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND 1995
- --------------------------------------------------------------------------------

ASSETS                                                                         1996           1995
- ------                                                                   ------------   ------------
Cash                                                                     $    642,650        154,628
Accounts receivable                                                               683          9,633
Due from affiliates                                                             2,765          2,237
Restricted cash                                                                     -         15,629
Prepaids and other                                                              1,500          5,104
                                                                         ------------   ------------

         Total current assets                                                 647,598        187,231
                                                                         ------------   ------------

Oil and gas property interests, full-cost method of
   accounting - Greece (note 2)                                            39,000,000     39,000,000
      Less accumulated amortization, depreciation, and
         valuation allowance                                              (37,926,522)   (37,629,909)
                                                                         ------------   ------------
                                                                            1,073,478      1,370,091
                                                                         ------------   ------------

                                                                          $ 1,721,076      1,557,322
                                                                         ------------   ------------
                                                                         ------------   ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
- -------------------------------------
Current liabilities:
   Notes payable to affiliate (note 2)                                    $ 1,308,201      2,000,000
   Accounts payable                                                           232,363        181,879
   Accounts payable to affiliates                                              60,000         60,000
   United Kingdom taxes payable, including
      accrued interest                                                        405,319        408,958
   Accrued expenses (note 6)                                                   94,017         90,487
                                                                         ------------   ------------

         Total current liabilities                                          2,099,900      2,741,324
                                                                         ------------   ------------

Deferred income taxes                                                         708,198        808,062

Other liabilities                                                                   -         15,217
                                                                         ------------   ------------

         Total liabilities                                                  2,808,098      3,564,603
                                                                         ------------   ------------

Stockholders' deficit (note 5):
   Preferred stock, $10 par value, Authorized 600,000
   shares; none issued                                                              -              -
   Common stock, $.0625 par value.  Authorized
      12,000,000 shares; 9,916,154 and 3,915,154 shares
      issued and outstanding at March 31, 1996 and 1995,
      respectively                                                            619,759        244,697
   Capital in excess of par value                                             155,696          6,665
   Accumulated deficit                                                     (1,862,477)    (2,258,643)
                                                                         ------------   ------------

         Total stockholders' deficit                                       (1,087,022)    (2,007,281)
                                                                         ------------   ------------

Commitments and contingencies (notes 1, 3 and 6)
                                                                          $ 1,721,076      1,557,322
                                                                         ------------   ------------
                                                                         ------------   ------------

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

YEARS ENDED MARCH 31, 1996, 1995, AND 1994
- --------------------------------------------------------------------------------


                                                               1996           1995           1994
                                                           -----------    -----------    -----------
Revenue:
   Oil and gas sales - Greece (note 3)                     $ 1,577,222              -        573,100
   Other (note 6)                                              487,145        321,495        262,229
                                                           -----------    -----------    -----------
                                                             2,064,367        321,495        835,329
                                                           -----------    -----------    -----------

Costs and expenses:
   Interest and financing costs                                167,494        150,164        112,028
   Exploration expenses                                         18,466        181,566        213,115
   Amortization and depreciation                               296,613        233,689        244,630
   General and administrative                                  654,602        629,950        583,531
                                                           -----------    -----------    -----------
                                                             1,137,175      1,195,369      1,153,304
                                                           -----------    -----------    -----------

         Income (loss) before income taxes                     927,192       (873,874)      (317,975)

Income tax (expense) benefit (note 4)                         (531,026)        77,272       (130,771)
                                                           -----------    -----------    -----------

         Net income (loss)                                     396,166       (796,602)      (448,746)

Accumulated deficit at beginning of year                    (2,258,643)    (1,462,041)    (1,013,295)
                                                           -----------    -----------    -----------

Accumulated deficit at end of year                         $(1,862,477)    (2,258,643)    (1,462,041)
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

Income (loss) per common share                                    $.09           (.20)          (.11)
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

Weighted average number of common
   shares outstanding                                        4,259,474      3,915,154      3,915,154
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------



See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 1996, 1995, AND 1994
- --------------------------------------------------------------------------------


                                                                         1996           1995           1994
                                                                      ----------     ----------     ----------
Cash flows from operating activities:
   Net income (loss)                                                  $  396,166       (796,602)      (448,746)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:

         Amortization and depreciation                                   296,613        233,689        244,630
         Deferred income tax benefit                                     (99,864)       (77,272)       (78,332)
         Decrease in accounts receivable and due
            from affiliates                                                8,422            296         23,699
         (Increase) decrease in restricted cash                           15,629           (458)          (280)
         (Increase) decrease in prepaid expenses
            and other assets                                               3,604         (1,544)           456
         Increase (decrease) in accounts payable                          50,484        119,985       (304,487)
         Increase (decrease) in United Kingdom
            taxes payable, including accrued interest
            payable, and accrued expenses                                   (109)        40,839         13,285
         Decrease in other noncurrent liabilities                        (15,217)       (13,233)       (11,506)
                                                                      ----------     ----------     ----------
               Net cash provided by (used in)
                  operating activities                                   655,728       (494,300)      (561,281)
                                                                      ----------     ----------     ----------

Cash flows from financing activities:
   Borrowings from (repayments to) affiliate, net                       (691,799)       600,000        (55,000)
   Proceeds from common stock issued pursuant to
      rights offering, net of offering costs                             524,093              -              -
                                                                      ----------     ----------     ----------
               Net cash provided by (used in)
                  financing activities                                  (167,706)       600,000        (55,000)
                                                                      ----------     ----------     ----------

               Net increase (decrease) in cash                           488,022        105,700       (616,281)

Cash at beginning of year                                                154,628         48,928        665,209
                                                                      ----------     ----------     ----------

Cash at end of year                                                   $  642,650        154,628         48,928
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------
Interest paid                                                         $  144,412        124,781         86,690
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------
Federal income taxes paid (refunded)                                  $        -         (4,125)       (18,997)
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------
Foreign income taxes paid                                             $  630,890              -        228,100
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1995 AND 1994
- --------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  GENERAL

          Oceanic Exploration Company (the Company) is principally engaged in a worldwide search for oil and gas reserves. The Company's investment in oil and gas properties consists primarily of non-operated interests in proven reserves offshore Greece. Substantially all production from the offshore Greece property is sold 50% to the Greek national refinery and 50% to BP-France based on prices determined by reference to current world oil prices as specified by contracts signed by the operator with both customers.

     (b)  GOING CONCERN BASIS OF PRESENTATION

          The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Several factors, described below, raise substantial doubt about the ability of the Company to continue as a going concern.

          Currently, the Company's operations are not generating sufficient cash flow to fund operations and the Company's debt service. As a result, the Company has been economically dependent upon NWO Resources, Inc.
          (NWO). NWO is the parent corporation of the Company's majority stockholder, International Hydrocarbons. The Company required financial assistance from NWO during fiscal 1996 under a line of credit agreement (see note 2).

          In September 1995, the Company entered into a Modification Agreement with NWO concerning the line of credit. The Modification Agreement provided that NWO would forebear collection of principal and interest on the line of credit until December 31, 1996 in exchange for the Company filing a Form SB-2 Registration Statement with the Securities and Exchange Commission registering shares of common stock to be issued to stockholders pursuant to a rights offering (see note 5).

          In February 1996, the Company raised $524,093, net of offering costs, in connection with the rights offering. In addition to the funds from the 15% net profits interest in the Greek properties, the Company should have sufficient working capital to meet operating needs through December 31, 1996. Litigation concerning the 15% net profits interest is scheduled for trial in September 1996 (see note 3).

          If the litigation is resolved in the Company's favor and the Company is successful in collecting or enforcing the judgment or settlement, the 15% net profits interest should be sufficient to fund on-going operations. If the judgment is not favorable and the Company is unable to obtain additional financing, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          Capitalized costs less related accumulated amortization may not exceed the sum of (1) the present value of future net revenue from estimated production, computed using current prices and costs and a discount rate of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or fair value of unproved properties included in costs being amortized; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties.

          The Company's offshore Greece oil and gas property interests represent a 15% net profits interest in such properties. Accordingly, depletion of oil and gas properties is computed using the future net revenue method. Depletion expense for 1996 and 1995 has been calculated based on the Company's estimate of the revenue due for its net profits interest, calculated in a manner consistent with the terms of the amended license agreement (see note 3).

          The rate of depreciation, depletion and amortization as a percentage of gross revenues (net of Greek income taxes) for Greece is as follows:


                                           Year ended March 31,
                                    ----------------------------------
                                     1996          1995          1994
                                    ------        ------        ------

                   Greece             31%            -            71%


          The Company recorded a provision for depreciation, depletion and amortization of $233,689 for fiscal year 1995 but did not record any revenues for its property interest.

          Because the Company's interest in the offshore Greece oil and gas property is a net profits interest and not a working interest, the Company is only entitled to receive information regarding current monthly production quantities and net revenue. Consequently, certain reserve information regarding the operations of the property is unavailable to the Company (see note 7).

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

          The cost of undeveloped properties is excluded from amortization pending a determination of the existence of proved reserves. Such undeveloped properties are assessed periodically for impairment. The amount of impairment, if any, is added to the costs to be amortized. At March 31, 1996 and 1995, all capitalized costs were subject to amortization.

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

     (f)  INCOME (LOSS) PER SHARE

          Income (loss) per share is based on the weighted average number of common shares outstanding for the period.

     (g)  ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (h)  RECLASSIFICATIONS

          Certain amounts for 1995 have been reclassified to conform to the 1996 presentation.

(2)  NOTES PAYABLE TO AFFILIATE

     Notes payable to affiliate represents borrowings under a line of credit with NWO. The NWO line of credit provides for cumulative draws of up to $2,000,000 with interest payable monthly on the outstanding principal balance at the greater of the U.S. bank prime lending rate or 1 3/4% above the 30-day LIBOR. Borrowings under the line of credit are secured by the Company's 15% net profits interest in the offshore Greece oil and gas property and all proceeds from the pending litigation (see note 3).

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

     In September 1995, the Company entered into a Modification Agreement with NWO concerning the line of credit. The Modification Agreement provided that NWO would forebear collection of principal and interest on the line of credit until December 31, 1996. In addition, the annual interest rate was adjusted to 8.25%. In exchange, the Company was required to pursue funding from the sale of additional shares of its common stock (see note 5).

(3)  OIL AND GAS SALES - GREECE

     Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement. The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. The working interest owner who has the contractual obligation to the Company for the 15% net profits interest has asserted that the calculation of the amounts due to the Company should be based on the amended agreement with the Greek government. The Company disagrees with this interpretation and has commenced a legal action in Canada seeking a declaration by the Court that amounts due the Company attributable to its 15% net profits interest be calculated based on the terms of the license agreement before this amendment. The Company is seeking $27,000,000, or alternatively an accounting and payment of the 15% net earnings interest effective January 1, 1993. The Company estimates damages for unpaid revenues are approximately $13,100,000 for the period from January 1, 1993 through March 31, 1996 plus damages since that date and undetermined future damages. While the Company believes it has a reasonable possibility of prevailing in its action, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Company.

     In response to the legal action, the working interest owner had ceased remitting payment to the Company. In November 1995, the Company received payment representing unpaid revenues on the royalty interest from January 1, 1993 through October 31, 1995. In December 1995, the working interest owner resumed monthly revenue payments. All of these revenue payments are calculated under the terms of the amended license agreement. Oil and gas sales revenue for the year ended March 31, 1996 include $682,503 in respect of the current year royalty interest calculation while $894,719 relates to unpaid revenues of prior years.

(4)  INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                     Year ended March 31
                                              --------------------------------
                                                 1996        1995       1994
                                              ---------   ---------  ---------
     Current:
         Foreign - Greece                     $ 630,890        -       228,100
         U.S. federal                              -           -       (18,997)
                                              ---------   ---------  ---------
              Total current income tax
               expense                          630,890        -       209,103
                                              ---------   ---------  ---------
     Deferred:
         Foreign - Greece                      (118,664)    (93,476)   (97,852)
         U.S. federal                            18,800      16,204     19,520
                                              ---------   ---------  ---------
              Total deferred income tax
               benefit                          (99,864)    (77,272)   (78,332)
                                              ---------   ---------  ---------
              Total income tax expense
               (benefit)                      $ 531,026     (77,272)   130,771
                                              ---------   ---------  ---------
                                              ---------   ---------  ---------

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------

     The reconciliation between tax expense computed by multiplying pretax income by the U.S. federal statutory tax rate of 34% and the reported amount of income tax expense is as follows:


                                                 Year ended March 31
                                        --------------------------------------
                                           1996          1995           1994
                                        ---------     ---------      ---------
     Computed at U.S. statutory tax
      rate                              $ 315,246      (297,117)      (108,112)
     Effect of Greek operations,
      including foreign tax credits       196,980       203,641        238,360
     Other, net                            18,800        16,204            523
                                        ---------     ---------      ---------
          Income tax expense            $ 531,026       (77,272)       130,771
                                        ---------     ---------      ---------
                                        ---------     ---------      ---------

     Greek income taxes are withheld from oil and gas revenue payments to the Company. The effective Greek income tax rate applicable to the Company's 15% net profits interest was reduced from 50% to 40% effective January 1, 1993 with respect to existing development areas. The 50% tax rate remains effective for areas outside the current development area.

     Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax liability at March 31, 1996 and 1995 relate to the Greece oil and gas property interest.

(5)  COMMON STOCK

     In January 1996, the Company issued 6,001,000 additional shares of common stock pursuant to a rights offering for proceeds of $524,093, net of offering costs. Each shareholder was offered the right to purchase 1.5325 shares of additional common stock for each share of common stock owned as of the record date at the price of $.10 per share. The Company used the proceeds to reimburse NWO for advances of legal fees and accrued interest thereon, and retained the remainder to fund future operations.

     The Company adopted an incentive plan in June 1976 which reserved 500,000 shares of common stock for stock options and 200,000 shares for stock grants to be awarded to Company officers, directors, and employees, including certain eligible consultants. At March 31, 1996, no stock options or grants were outstanding. At that date, 223,500 shares were available for future stock option awards and 115,626 shares were available for future stock grants.

(6)  RELATED PARTY TRANSACTIONS

     The Company provides management services under a cost sharing arrangement to Cordillera Corporation (Cordillera), the beneficial controlling shareholders of the Company, and to San Miguel Valley Corporation (SMVC), an affiliate of Cordillera, under agreements providing for reimbursement of costs for actual time and expenses incurred on Cordillera and SMVC activities. In 1996, 1995, and 1994, such reimbursements amounted to approximately $322,000, $274,000, and $231,000, respectively, and have been included as other revenue in the accompanying statements of operations.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------


     Cordillera has a defined contribution pension plan covering all qualified employees of the Company. Contributions to the plan are based on a percentage of employee compensation ranging from 6% to 11.7%. During 1996, 1995, and 1994, the Company recorded $20,777, $27,038, and $24,607, respectively, as pension expense under this plan.

     The Company has a deferred compensation agreement with a former officer entitling this officer to receive $175,000 payable in a maximum of ten equal installments beginning January 1, 1988 or, if such person dies prior to receiving all installments, payable at such time to his beneficiaries to the extent of the remaining balance. Included in accrued expenses is the final installment of $17,500 which is due January 1, 1997.

     In fiscal 1983, the Board of Directors authorized a bonus of $25,000 to the president of the Company, payable as cash flow permits. The president has not been paid as of March 31, 1996, and the amount is included in accrued expenses in the accompanying balance sheets.

     The Company leases 2,562 square feet of space in an office building owned by Sorrento West Properties, Inc., a company indirectly owned and controlled by an officer and director of the Company. Rent payments were $26,675 for 1996 and $32,998 for 1995. Future minimum lease payments are $27,000 for 1997. The Company plans to extend the current lease which terminates March 1, 1997, on similar terms.

(7)  SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosure about Oil and Gas Producing Activities," (SFAS No.69).

     (a)  OIL AND GAS REVENUE AND COST INFORMATION

     Revenue from and costs incurred in oil and gas producing activities for the fiscal years ended March 31, 1996, 1995 and 1994 are as follows:


                                                  Year ended March 31
                                         --------------------------------------
                                            1996          1995           1994
                                         ---------     ---------      ---------

     OIL AND GAS REVENUE -

     Greece (1)                        $ 1,577,222          -           573,100

     Less Greek income taxes paid         (630,890)         -          (228,100)
                                         ---------     ---------      ---------

                                       $   946,332          -           345,000
                                         ---------     ---------      ---------
                                         ---------     ---------      ---------

     (1) The Company's gross revenues are burdened only by Greek income taxes. The Company has no production costs since its property interest is a net profits interest.

     (continued)

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
- --------------------------------------------------------------------------------


     CAPITALIZED COSTS RELATED TO OIL
      AND GAS PRODUCING ACTIVITIES

     Proved properties
      Greece                     $ 39,000,000    39,000,000     39,000,000

     Less accumulated
      depreciation,
      depletion and
      amortization                (37,926,522)  (37,629,909)   (37,396,220)
                                 ------------  ------------   ------------

                                 $  1,073,478     1,370,091      1,603,780
                                 ------------  ------------   ------------
                                 ------------  ------------   ------------

     (b)  INFORMATION REGARDING PROVED OIL AND GAS RESERVES

     The Company's interest in Greece consists of a contractual right to receive a 15% "net profits interest." Because the Company has a net profits interest and not a working interest in this property, the Company is only entitled to receive information regarding current monthly production quantities and net revenue. Consequently, certain information regarding the operations of the property is unavailable to the Company. In previous reports to the Commission, the Company has provided information concerning estimated quantities of proved oil and gas reserves attributable to the Prinos Interest which has been derived from publicly available information. Currently, there is no publicly available information which takes into consideration the effects of the infill drilling during 1993 and 1994 as required under the 1993 amendment to the License Agreement known as Law 98/1975. Similarly, the Company does not have access to the engineering data upon which the infill drilling program was based. Therefore, the Company is not in a position to estimate the potential future producible reserves and/or present value of future net revenues attributable to the Prinos Interest.

     The Company estimates the present value of future net cash flows attributable to its Prinos Interest in determining the ceiling limitation on the carrying amount of the property under the full cost method of accounting. The estimate is based on the historical cash flows and production profiles attributable to its interest, adjusted for current production and current prices. For purposes of calculating the ceiling limitation, the estimate of the present value of future net revenues attributable to its Prinos Interest is based on the terms of the License Agreement as amended in 1993 and reflects production estimated as continuing through fiscal year 2001 at which time the Company estimates the field will no longer be economic under current prices and production profiles. As of March 31, 1996, the Company's estimate of the ceiling limitation under the full cost method of accounting is in excess of the carrying amount of its Prinos Interest.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the members of the Registrant's Board of Directors and its executive officers, and sets forth the position with the Registrant held by each:


NAME                     AGE       POSITION
- ----                     ---       --------

James Neal Blue          61        Director; Chairman of the Board and Chief
                                   Executive Officer of the Registrant

Charles N. Haas          58        Director and President of the Registrant

John L. Redmond          65        Director and Vice President, International
                                   Exploration of the Registrant

Gene E. Burke, M.D.      67        Director

Sidney H. Stires         66        Director

Janet A. Holle           45        Vice President/Secretary of the Registrant

Lori A. Brundage         32        Treasurer and Chief Financial Officer of the
                                   Registrant


Directors of the Registrant hold these positions until their respective successors are elected and qualified. The current directors, except for John L. Redmond, were elected in 1982 and no meeting of the stockholders has been held since that date. Mr. Redmond was appointed in 1994 by the remaining directors to fill a vacancy on the Board of Directors.

JAMES N. BLUE. Mr. Blue has been a director and officer of the Registrant since 1981. He is also Chairman of General Atomics in San Diego, California and President of Cordillera Corporation in Denver, Colorado.

CHARLES N. HAAS. Mr. Haas has been a director and officer of the Registrant since 1981.

JOHN L. REDMOND. Mr. Redmond has been a director of the Registrant since 1994. He has been Vice President, International Exploration of the Registrant since 1990.

GENE E. BURKE, M.D.. Mr. Burke has been a director of the Registrant since 1972. He has been a physician in sole practice in Houston, Texas during that time.

SIDNEY H. STIRES. Mr. Stires has been a director of the Registrant since 1980. During that time Mr. Stires has been the President of Stires & Co., Inc., an investment banking company in New York, NY.

JANET A. HOLLE.  Ms. Holle has been an officer of the Registrant since 1987.

LORI A. BRUNDAGE. Ms. Brundage has been an officer of the Registrant since 1996. Since 1991, she has held the positions of Accounting Manager and Senior Accountant for the Denver Technological Center, a real estate development company in Denver, Colorado.

Based upon a review of Forms 3, 4 and 5 furnished to the Registrant with respect to the current fiscal year, these directors failed to file the following forms on a timely basis:


                    Number         Number of
                    of Late        Transactions
Name                Reports        Covered             Late Reports
- ----                -------        -------             ------------

John L. Redmond          1              1              Form 4

Sidney H. Stires         1              1              Form 4


ITEM 10.  EXECUTIVE COMPENSATION

The following information summarizes compensation paid by Registrant to James N. Blue, Chief Executive Officer and Charles N. Haas, President.


                           SUMMARY COMPENSATION TABLE



                                                                     Long Term Compensation
                                                                 --------------------------------
                                     Annual Compensation                Awards            Payout
                               ------------------------------    --------------------------------
(a)                  (b)         (c)          (d)       (e)        (f)         (g)         (h)         (i)
                                                      Other
Name               Fiscal                             Annual     Restric-
and                Year                               Compen-    ted Stock                LTIP       All Other
Principal          Ended       Salary        Bonus    sation     Award(s)     Options/    Payouts    Compensa-
Position           March 31    ($)           ($)      ($)        ($)          SARs (#)    ($)        tion ($  )
- ---------          --------    ------        -----    ------     ---------    --------    -------    ----------

James N. Blue      1996         60,000 (1)     -         -           -            -          -            -
 Chairman of       1995         60,000 (1)     -         -           -            -          -            -
 the Board         1994         60,000 (1)     -         -           -            -          -            -
 and Chief
 Executive
 Officer

Charles N. Haas    1996        158,886 (2)     -         -           -            -          -       21,562 (2)(3)
 President         1995        158,762 (2)     -         -           -            -          -       21,899 (2)(3)
                   1994        159,862 (2)     -         -           -            -          -       20,766 (2)(3)


(1)  Monthly officer's fee of $5,000.

(2) A portion of the salary and compensation paid to Mr. Haas has been reimbursed based on cost sharing arrangements with other companies. (SEE
     ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

(3) The Registrant is a participant in the Cordillera and Affiliated Companies' Money Purchase Pension Plan and 401(K) Plan, covering all qualified employees of the Registrant. The pension plan is a non-contributory defined contribution plan. Registrant contributions to this plan are based on 6% of total compensation not exceeding the limit established annually for the Federal Insurance Contribution Act (FICA) and 11.7% of compensation in excess of this limit. Vesting begins after two years of service at a rate of 20% annually with full vesting subsequent to five years of service or upon retirement, death or permanent disability. The 401(K) plan provides for discretionary employee contribution of up to 10% of annual pre-tax earnings, subject to the maximum amount established annually under
     Section 401(K) of the Internal Revenue Code. The Registrant is required to match contributions to the extent of 6% of annual employee compensation. Employer contributions to the plan vest immediately.


Members of Registrant's board of directors who are not employees of the Registrant or any of its affiliates receive directors' fees of $500 per month. Members of the board of directors who are employees do not receive directors' fees. Mr. Blue receives a monthly fee of $5,000 for services as an officer of the Registrant.

There are no employment contracts outstanding at this time. The Registrant has a deferred compensation agreement with a former officer entitling this officer to receive $175,000 payable in a maximum of ten equal installments beginning January 1, 1988 or, if such person dies prior to receiving all installments, payable at such time to his beneficiaries to the extent of the remaining balance. Included in accrued expenses is the final installment of $17,500 which is due January 1, 1997.

In fiscal 1983, the Board of Directors authorized a bonus of $25,000 to the president of the Registrant, payable as cash flow permits. The president has not been paid as of March 31, 1996 and the amount is included in accrued expenses in the accompanying balance sheets.

The Registrant has no compensation committee. James N. Blue and Charles N. Haas participated in all deliberations concerning executive officer compensation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 7, 1996 there were issued and outstanding 9,916,154 shares of Common Stock and is the Registrant's only class of voting securities. Holders of Common Stock are entitled to one vote per share on each matter upon which shareholders may be entitled to vote.

The following table sets forth information regarding shares of Common Stock of the Registrant beneficially owned as of June 7, 1996 by: (i) each person known by the Registrant to beneficially own 5% or more of the outstanding Common Stock, (ii) each director, (iii) each person named in the summary compensation table and (iv) all officers and directors as a group.

                                                      Nature of          Percentage of
Names and Addresses of Officers,        Amount of     Beneficial             Voting
Directors and Principal Shareholders   Common Stock   Ownership            Securities
- ------------------------------------   ------------   ----------         -------------

Allen & Company                          824,200      Sole voting and         8.3 %
and various affiliates (1)                            investment power
711 Fifth Avenue
New York, NY 10022

International Hydrocarbons (2)         4,912,178      Sole voting and        49.5 %
c/o John E. Jones                                     investment power
5000 S. Quebec Street, Suite 450
Denver, CO 80237

International Cordillera Limited         545,800      Sole voting and         5.5 %
c/o WITC                                              investment power
8082 S. Niagara Way
Englewood, CO 80112

James N. Blue (3) (4)                     None                N/A              N/A
5000 S. Quebec St., Suite 450
Denver, CO 80237

Charles N. Haas (3)                       None                N/A              N/A
5000 S. Quebec St., Suite 450
Denver, CO 80237

Sidney H. Stires (3)                      68,000          As Trustee     less than 1%
432 Park Avenue South
New York, NY 10016                          500       Sole voting and    less than 1%
                                                      investment power


                                                      Nature of          Percentage of
Names and Addresses of Officers,        Amount of     Beneficial             Voting
Directors and Principal Shareholders   Common Stock   Ownership            Securities
- ------------------------------------   ------------   ----------         -------------

Gene E. Burke, M.D. (3)                   None                N/A                N/A
3555 Timmons, # 680
Houston, TX 77027

John L. Redmond (3)                       None                N/A                N/A
5000 S. Quebec St., Suite 450
Denver, CO 80237

All Directors and Officers                68,500                         less than 1%
 as a group (7 persons)


(1) The information regarding Common Stock owned by Allen & Company is based on the information contained in the Amendment No. 1 to Schedule 13D dated April 20, 1987 filed by the persons and entities identified below, which reports the following ownership of the Common Stock (as adjusted for the issuance of 6,001,000 shares of Common Stock pursuant to the Rights Offering):



Names                                                Common Shares  Percentages
- -----                                               --------------  -----------

Allen & Company                                         165,000       1.7 %

American Diversified Enterprises, Inc.                  232,500       2.3

Herbert Anthony Allen,
  Susan Kathleen Wilson and Herbert
  Allen as Successor Trustees of Trust
  created by Herbert Allen pursuant to
  Agreement dated 12/1/64                                47,917        .5

Terry Allen Kramer and Irwin H. Kramer,
  as Trustees U/A for Issuer of
  Terry Allen Kramer pursuant to
  Agreement dated 4/5/63                                 70,000        .7

Toni Allen Goutal                                        55,500        .6

Angela Frances Allen Kramer                              43,700        .4

Nathaniel Charles Allen Kramer                           56,000        .6

Bruce Allen                                              20,000        .2

C. Robert Allen, IV                                       5,000        .1



Names                                                Common Shares  Percentages
- -----                                               --------------  -----------

John Godwin Allen                                         5,000        .1

Luke Andrew Allen                                         5,000        .1

Thaddeus Mack Allen                                       5,000        .1

Evelyn Henry                                             52,000        .5

Marjorie Bisgood                                         59,500        .6

Bradley Roberts                                           2,083        *


* Less than .1%

(2) International Hydrocarbons is a wholly-owned subsidiary of NWO. Mr. Blue is president and a director both of International Hydrocarbons and NWO. He is also president and a major stockholder of Cordillera Corporation ("Cordillera"). Through Cordillera, Mr. Blue beneficially holds 60.667% of Class B common stock of NWO.

(3)  Director of the Registrant

(4) Does not include shares owned by International Hydrocarbons. International Hydrocarbons is a wholly-owned subsidiary of NWO. Mr. Blue is president and a director of both International Hydrocarbons and NWO. Through Cordillera, of which Mr. Blue is president and a major stockholder, Mr. Blue beneficially holds 60.667% of Class B common stock of NWO.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NWO LINE OF CREDIT

The Registrant has a $2,000,000 line of credit with NWO, the parent company of International Hydrocarbons, the Registrant's principal stockholder. The line of credit is secured by the Registrant's Prinos Interest. Prior to the end of fiscal year 1995, the Registrant's credit line was exhausted. During the first half of fiscal year 1995 the Registrant had no resources to maintain interest payments under the line of credit. Accordingly, on September 19, 1995, the Registrant entered into a Modification Agreement with NWO, modifying the existing line of credit arrangement between the Registrant and NWO. (SEE ITEM 1 "BUSINESS-NWO LINE OF CREDIT.") On November 30, 1995 the Registrant paid NWO $610,522. $92,402 was applied to accrued interest and $518,120 was applied to the loan leaving an outstanding loan balance of $1,481,880. As of March 31, 1996, the outstanding loan balance was $1,308,201.

Cordillera is a stockholder of NWO holding 60.667% of Class B common stock. Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, is president and a major stockholder of Cordillera.

MANAGEMENT AGREEMENTS

The Registrant has a cost sharing arrangement under which it provides management services to Cordillera and to San Miguel Valley Corporation (SMVC), an affiliate of Cordillera, pursuant to agreements providing for reimbursement of costs for actual time and expenses incurred on Cordillera and SMVC activities. In 1996, 1995 and 1994 such reimbursements amount to approximately $322,000, $274,000 and $231,000, respectively, which have been included as other revenue in the accompanying statements of operations. Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, is president and a major stockholder of Cordillera.

OFFICER FEES

Mr. Blue receives officers' fees of $5,000 per month for his services as Chairman of the Board and Chief Executive Officer of the Registrant. Mr. Blue is president and a director of International Hydrocarbons, the Registrant's principal stockholder, and its parent, NWO. Through Cordillera, of which Mr. Blue is president and a major stockholder, Mr. Blue beneficially holds 60.667% of Class B common stock of NWO.

EMPLOYEE BENEFIT PLANS

Cordillera has a defined contribution pension plan covering all qualified employees of the Registrant. Contributions to the plan are based on a percentage of employee compensation ranging from 6% to 11.7%. During 1996, 1995, and 1994, the Registrant recorded $20,777, $27,038, and $24,607, respectively, as pension expense under this plan. Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, is president and a major stockholder of Cordillera.

LEASE OF CORPORATE HEADQUARTERS

The Registrant leases 2,562 square feet of space in an office building located
at 5000 South Quebec Street, Denver, Colorado.   The building is owned by
Sorrento West Properties, Inc., a company indirectly owned and controlled by Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, and his family. Rent payments for 1996 and 1995 were $26,675 and $32,998, respectively. These payments include adjustments for the Registrant's proportionate share of operating expenses. Lease payments are estimated to be $27,000 for

1997. The Registrant plans to extend the current lease which expires March 1, 1997. The Registrant believes that, with respect to the lease of its corporate headquarters, it obtained terms no less favorable than what could have been obtained from unrelated parties in arms-length transactions.

DEFERRED COMPENSATION AGREEMENT

The Registrant has a deferred compensation agreement with a former officer entitling this officer to receive $175,000 payable in a maximum of ten equal installments beginning January 1, 1988 or, if such person dies prior to receiving all installments, payable at such time to his beneficiaries to the extent of the remaining balance. Included in accrued expenses is $17,500 which is due January 1, 1997.

BONUS

In fiscal 1983, the Board of Directors authorized a bonus of $25,000 to the president of the Registrant, payable as cash flow permits. The president has not been paid as of March 31, 1996, and the amount is included in accrued expenses in the accompanying balance sheets.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial statements filed as part of this Report in Item 7 are as follows:

         Independent Auditors' Report

         Consolidated Balance Sheets - March 31, 1996 and 1995

         Consolidated Statements of Operations and Accumulated Deficit - Years ended March 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows - Years ended March 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

2. Exhibits filed herewith are listed below and if not located in another previously filed registration statement or report, are attached to this Report at the pages set out below. The "Exhibit Number" below refers to the Exhibit Table in Item 601 of Regulation S-B.


Exhibit Number   Name of Exhibit                         Location
- --------------   ---------------                         ---------

 3.1             Articles of Incorporation               Page 58 of Report on
                 (including all amendments)              Form 10-K for year
                                                         ended September 30, 1980

 3.2             Bylaws (including all amend-            Page 15 of Form 8
                 ments)                                  (Amendment No. 1 to
                                                         10-K Report) dated
                                                         June 1, 1982

10.1             Memorandum of Agreement dated           Report on Form 10-K for
                 June 30, 1976 between Oceanic           year ended September 30, 1976
                 Exploration Company and Denison
                 Mines Limited

10.2             Letter Agreement dated July 28,         Report on Form 10-K for
                 1976 amending Agreement of              year ended September 30, 1976
                 June 30, 1976

10.3             Amendment dated August 27, 1976         Report on Form 10-K for
                 to Agreement of June 30, 1976           year ended September 30, 1976

10.4             Farm-out Agreement with                 Page 38 of the Report
                 Enterprise Oil Exploration              on Form 10-KSB for the
                 Limited and NMX Resources               year ended March 31, 1995
                 (Overseas) Limited dated
                 September 22, 1989

10.5             Letter Agreement with                   Page 54 of the Report
                 Enterprise Oil Exploration              on Form 10-KSB for the
                 Limited and NMX Resources               year ended March 31, 1995
                 (Overseas) Limited dated
                 September 22, 1989








Exhibit Number   Name of Exhibit                         Location
- --------------   ---------------                         ---------

10.6             Letter of Indemnification with          Page 62 of the Report
                 Enterprise Oil Exploration              on Form 10-KSB for the
                 Limited and NMX Resources               year ended March 31, 1995
                 (Overseas) Limited dated
                 September 22, 1989

10.7             Agreement for Study and                 Exhibit 10.8 on Form SB-2
                 Petroleum Evaluation of the             filed October 6, 1995,
                 South East Area of Bolivia,             File # 33-63277
                 dated May 11, 1992

10.8             Management Agreement with               Page 63 of the Report
                 Cordillera Corporation dated            on Form 10-KSB for the
                 January 1, 1990                         year ended March 31, 1995

10.9             Management Agreement with               Page 67 of the Report
                 San Miguel Valley Corporation           on Form 10-KSB for the
                 dated January 1, 1990                   year ended March 31, 1995

10.10            Office Building Lease with              Page 71 of the Report
                 Sorrento West Properties, Inc.          on Form 10-KSB for the
                 dated March 1, 1991                     year ended March 31, 1995

10.11            Addendum to Office Building             Page 129 of the Report
                 Lease dated March 1, 1994               on Form 10-KSB for the
                                                         year ended March 31, 1995

10.12            Promissory Note with NWO                Page 131 of the Report
                 Resources, Inc. dated                   on Form 10-KSB for the
                 June 15, 1994                           year ended March 31, 1995

10.13            Promissory Note with NWO                Page 132 of the Report
                 Resources, Inc. dated                   on Form 10-KSB for the
                 July 18, 1994                           year ended March 31, 1995

10.14            Security Agreement in favor             Page 133 of the Report
                 of NWO Resources, Inc.                  on Form 10-KSB for the
                 dated July 27, 1994                     year ended March 31, 1995






Exhibit Number   Name of Exhibit                         Location
- --------------   ---------------                         ---------

10.15            Promissory Note with NWO                Page 149 of the Report
                 Resources, Inc. dated                   on Form 10-KSB for the
                 September 22, 1994                      year ended March 31, 1995

10.16            Promissory Note with NWO                Page 150 of the Report
                 Resources, Inc. dated                   on Form 10-KSB for the
                 December 15, 1994                       year ended March 31, 1995

10.17            Promissory Note with NWO                Page 151 of the Report
                 Resources, Inc. dated                   on Form 10-KSB for the
                 January 1, 1995                         year ended March 31, 1995

10.18            Promissory Note with NWO                Page 152 of the Report
                 Resources, Inc. dated                   on Form 10-KSB for the
                 February 15, 1995                       year ended March 31, 1995

10.19            Modification Agreement                  Exhibit 10.20 on Form SB-2
                 with NWO Resources, Inc.                filed October 6, 1995,
                 dated September 19, 1995                File # 33-63277

10.20            First Amendment to                      Exhibit 10.21 on Form SB-2
                 Security Agreement with                 filed October 6, 1995,NWO
                 Resources, Inc.                         File # 33-63277
                 dated September 19, 1995

10.21            Letter dated August 22, 1995            Exhibit 10.22 on Form SB-2
                 from International Hydrocarbons         filed October 6, 1995,
                 regarding purchase of unsubscribed      File # 33-63277
                 stock in Rights Offering

10.22            Extension Agreement                     Exhibit 10.23 on Form SB-2,
                 with NWO Resources, Inc.                Amendment 2, filed
                 dated December 27, 1995                 January 3, 1996,
                                                         File # 33-63277


(b) One report on Form 8-K was filed during the quarter for which this Report is filed.

     On March 13, 1996, Form 8-K was filed which reported the results of the Rights Offering in January 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OCEANIC EXPLORATION COMPANY
                                                 (REGISTRANT)


                                        By     /s/ Charles N. Haas
                                          ____________________________________
                                             Charles N. Haas, President

                                        Dated June 28, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated, namely:

1.   By its principal executive officer.


Date: June 28, 1996                            /s/ Charles N. Haas
                                        ____________________________________
                                             Charles N. Haas, President

2.   And by its principal financial officer.


Date: June 27, 1996                              /s/ Lori A. Brundage
                                        ____________________________________
                                              Lori A. Brundage, Treasurer

3.   And by a majority of its board of directors.


Date: June 27, 1996                               /s/ James N. Blue
                                        ____________________________________
                                                James N. Blue, Director


Date: June 28, 1996                              /s/ Charles N. Haas
                                        ____________________________________
                                               Charles N. Haas, Director


Date: June 27, 1996                             /s/ Sidney H. Stires
                                        ____________________________________
                                              Sidney H. Stires,  Director