Form 10QSB
period 1996-06-30
OCEANIC EXPLORATION CO
filed 1996-08-12
CIK 73759

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ______ to ______.

                    Commission file number 0-6540.

                      OCEANIC EXPLORATION COMPANY
     (Exact name of small business issuer as specified in its charter)

           DELAWARE                                   84-0591071
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

           5000 South Quebec Street, Suite 450, Denver, CO  80237
                 (Address of principal executive offices)

                             (303) 220-8330
                       (Issuer's Telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Shares outstanding at                               Common $.0625 Par Value
August 7, 1996
9,916,154

                      PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

ASSETS
                                         JUNE 30, 1996      MARCH 31, 1996
                                         -------------      --------------
Cash                                     $    540,415        $    642,650
Receivables:
  Affiliates                                    5,472               2,765
  Other                                           899                 683
                                         ------------        ------------
                                                6,371               3,448

Prepaid expenses                                1,083               1,500
                                         ------------        ------------
    Total current assets                      547,869             647,598
                                         ------------        ------------

Oil and gas property interests,
 full-cost method of accounting --
 Greece                                    39,000,000          39,000,000

Less accumulated amortization,
 depreciation and valuation allowance     (38,007,033)        (37,926,522)
                                         ------------        ------------
                                              992,967           1,073,478
                                         ------------        ------------
                                         $  1,540,836        $  1,721,076
                                         ------------        ------------
                                         ------------        ------------



                                                                  (Continued)

                 OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, CONTINUED


 LIABILITIES AND STOCKHOLDERS' DEFICIT

                                          JUNE 30, 1996     MARCH 31, 1996
                                          -------------     --------------
Current liabilities:
  Notes payable to affiliate (note 2)      $ 1,232,785        $ 1,308,201
  Accounts payable                             172,710            232,363
  Accounts payable to affiliate                 60,000             60,000
  United Kingdom taxes payable,
   including accrued interest                  405,319            405,319
  Accrued expenses                             102,831             94,017
                                           -----------        -----------

    Total current liabilities                1,973,645          2,099,900
                                           -----------        -----------

Deferred income taxes (note 5)                 674,769            708,198
                                           -----------        -----------
    Total liabilities                        2,648,414          2,808,098
                                           -----------        -----------

Stockholders' deficit:
  Preferred stock, $10 par value.
   Authorized 600,000 shares; none
   issued                                           --                 --
  Common stock, $.0625 par value.
   Authorized 12,000,000 shares; issued
   and outstanding 9,916,154 shares
   (note 3)                                    619,759            619,759
  Capital in excess of par value               155,696            155,696
  Accumulated deficit                       (1,883,033)        (1,862,477)
                                           -----------        -----------

    Total stockholders' deficit             (1,107,578)        (1,087,022)
                                           -----------        -----------

Contingencies (note 4)

                                           $ 1,540,836        $ 1,721,076
                                           -----------        -----------
                                           -----------        -----------

See accompanying notes to consolidated financial statements.

                OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended
                                                     June 30,
                                               --------------------
                                                 1996        1995
                                               --------    --------
Revenues:
  Oil and gas sales - Greece (note 4)          $216,827    $      -
  Other                                          75,376     120,164
                                               --------   ---------
                                                292,203     120,164
                                               --------   ---------

Costs and expenses:
  Interest and financing costs                   26,763      45,222
  Exploration expenses                              691      14,601
  Amortization and depreciation                  80,511      68,500
  General and administrative                    151,492     143,753
                                               --------   ---------
                                                259,457     272,076
                                               --------   ---------

    Income (loss) before income taxes            32,745    (151,912)

Income tax (expense) benefit (note 5)           (53,302)     32,060
                                               --------   ---------

    Net loss                                   $(20,556)  $(119,852)
                                               --------   ---------
                                               --------   ---------

Loss per common share                          $   (.01)  $    (.03)
                                               --------   ---------
                                               --------   ---------

See accompanying notes to consolidated financial statements.

                 OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                               June 30,
                                                        ----------------------
                                                           1996         1995
                                                        ----------   ---------
Cash flows from operating activities:
  Net loss                                              $ (20,556)   $(119,852)
  Adjustments to reconcile net loss to net cash
    (used by) provided by operating activities:
      Amortization and depreciation                        80,511       68,500
      Deferred income tax benefit                         (33,429)     (32,060)
      (Increase) decrease in receivables                   (2,923)       8,431
      Decrease in restricted cash                               -       15,629
      Decrease in prepaid expenses and other assets           417        3,507
      (Decrease) increase in accounts payable and
        accounts payable to affiliates                    (59,653)      50,924
      Increase in accrued expenses                          8,814       39,896
      Increase in other noncurrent liabilities                  -          571
                                                        ---------    ---------

         Net cash (used in) provided by operating
           activities                                     (26,819)      35,546
                                                        ---------    ---------

Cash flows from financing activities:
    Repayments of notes payable to affiliates             (75,416)           -
                                                        ---------    ---------
         Net (decrease) increase in cash                 (102,235)      35,546
                                                        ---------    ---------
Cash at beginning of period                               642,650      154,628
                                                        ---------    ---------
Cash at end of period                                   $ 540,415    $ 190,174
                                                        ---------    ---------
                                                        ---------    ---------


 See accompanying notes to consolidated financial statements.

                OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated balance sheet as of March 31, 1996, which has been derived from audited statements and the unaudited interim consolidated financial statements included herein has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made which are necessary for the fair presentation of the periods presented. The accounting policies of the Registrant are set forth in the financial statements and notes thereto and are included in the Registrant's latest annual report on Form 10-KSB. It is suggested that these consolidated financial statements be read in conjunction with that document.

(2)  NOTES PAYABLE

     Notes payable to affiliate at March 31 and June 30, 1996 represent borrowings under a $2,000,000 line of credit established in favor of the Registrant by NWO Resources, Inc. (NWO), the parent company of International Hydrocarbons, the Registrant's majority stockholder. On September 19, 1995, the Registrant entered into a Modification Agreement with NWO, modifying the existing line of credit arrangement between the Registrant and NWO. Prior to entering into the Modification Agreement, the NWO line of credit provided for cumulative draws of up to $2,000,000 with interest payable monthly on the outstanding balance at the greater of the U.S. bank prime lending rate or 1-3/4% above the 30-day LIBOR in effect on the date of each draw against the line of credit. Draws under the line of credit were evidenced by promissory notes which were originally payable no later than January 1, 1996 with interest at annual rates of 7% to 9%. Cumulative draws on the NWO line of credit had reached $2,000,000 by February 15, 1995. The line of credit is secured by the Registrant's 15% net earnings interest in certain oil and gas producing areas offshore Greece. At the time the Modification Agreement was entered into, the Registrant was in default under the terms of the line of credit as it had not made its interest payments for May, June, July and August 1995.

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

     On November 27, 1995, the Registrant received $810,522 from Denison representing unpaid revenues on its net earnings interest. These revenues covered the period from January 1, 1993 through October 31, 1995, and were calculated under the terms of the License Agreement as amended in 1993. Pursuant to the Modification Agreement, the Registrant retained $200,000 from the payment received from Denison. On November 30, 1995 the Registrant paid
NWO $610,522. $92,402 was applied to accrued interest and $518,120 was applied to the loan leaving an outstanding balance of $1,481,880. Future payments by Denison for the Registrant's 15% net earnings interest will also be applied to the Registrant's obligations to NWO pursuant to the Modification Agreement. As of June 30, 1996, the outstanding loan balance was $1,232,785. The Registrant does not believe that the payments made under the net earnings interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO.

(3)  COMMON STOCK

     In accordance with the terms of the Modification Agreement, the Registrant filed a Form SB-2 with the Securities and Exchange Commission on October 6, 1995 for the purpose of registering 6,001,000 shares of additional common stock to be issued pursuant to a rights offering ("Rights Offering"). In January 1996, the Registrant raised $524,093, net of offering costs, from the Rights Offering. Each shareholder was offered the right to purchase
1.5325 shares of additional common stock for each share of common stock owned as of the record date at the price of $.10 per share. The Registrant used the proceeds to reimburse NWO for advances of legal fees and accrued interest thereon, and retained the remainder to fund future operations.

(4)  OIL AND GAS SALES - GREECE

     Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement entered into in June 1975 (the "License Agreement"). The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. The working interest owner who has the contractual obligation to the Registrant for the 15% net profits interest has asserted that the calculation of the amounts due to the Registrant should be based on the amended agreement with the Greek government. The Registrant disagrees with this interpretation and has commenced a legal action in Canada seeking a declaration by the Court that amounts due the Registrant attributable to its 15% net profits interest be calculated based on the terms of the License Agreement before this amendment. The Registrant is seeking $27,000,000, or alternatively an accounting and payment of the 15% net earnings interest effective January 1, 1993. The Registrant estimates damages for unpaid revenues are approximately $14,600,000 for the period from January 1, 1993 through June 30, 1996 plus damages since that date and undetermined future damages. While the Registrant believes it has a reasonable possibility of prevailing in its action, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant.

In response to the legal action, the working interest owner had ceased remitting payment to the Registrant and, accordingly, no revenue was recorded for the three months ended June 30, 1995. In November 1995, the Registrant received a payment from the working interest owner representing unpaid revenues relating to the royalty interest from January 1, 1993 through October 31, 1995. In December 1995, the working interest owner resumed monthly revenue payments. All of these revenue payments were calculated under the terms of the amended License Agreement.

(5)  INCOME TAXES

          Income tax (expense) benefit consists of the following:

                                                     Six Months Ended
                                                          June 30,
                                                   ---------------------
                                                     1996          1995
                                                   --------      -------
Current:
     Foreign - Greece                              $(86,731)        --
Deferred:
     Foreign - Greece                                33,429      32,060
                                                   --------      ------
           Total income tax (expense) benefit      $(53,302)     32,060
                                                   --------      ------
                                                   --------      ------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

          The Registrant's principal source of revenue, its net earnings interest in an oil and gas concession located offshore Greece, is currently the subject of litigation. Denison, who has the contractual obligation to pay the net earnings interest, has asserted that the calculation of the amounts due the Registrant should be based upon the 1993 amendment to the License Agreement. Payments received under the amended License Agreement are significantly lower.

          The Registrant also receives revenues from sales of seismic data gathered in its oil and gas exploration and development activities. This revenue is sporadic and is not sufficient to fund the Registrant's ongoing operations.

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

          Denison's reduced payments to the Registrant under the net earnings interest have resulted in the Registrant's inability to fulfill its financial obligations as they become due and therefore the Registrant faces potential insolvency. Accordingly, the Registrant's auditors have issued an opinion on the Registrant's financial statements for the year ended March 31, 1996 that includes an explanatory paragraph discussing the uncertainty regarding the Registrant's ability to continue as a going concern. The financial statements do not contain any adjustments that may be necessary if the Registrant is unable to continue as a going concern.

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

          Pursuant to the Modification Agreement, the Registrant retained $200,000 from the payment received from Denison. On November 30, 1995 the Registrant paid NWO $610,522. $92,402 was applied to accrued interest and $518,120 was applied to the loan leaving an outstanding balance under the line of credit of $1,481,880. Future payments by Denison for the net earnings interest will also be applied to the Registrant's obligations to NWO pursuant to the Modification Agreement. As of June 30, 1996, the outstanding balance under the line of credit was $1,232,785. The Registrant does not believe that the payments made for the net earnings interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO.

          In February 1996, Registrant was able to successfully raise $524,093, net of offering costs, in connection with the sale of 6,001,000 shares of additional common stock through the Rights Offering. Pursuant to the terms of the Modification Agreement with NWO, $64,107 from the Rights Offering was used to reimburse NWO for advances made to the Registrant for legal fees; $61,876 and $2,231 were applied to the principal and accrued interest, respectively. The Registrant estimates that the funding provided from the Rights Offering will be sufficient to fund the litigation and limited operations through December 31, 1996, the date prior to which the Registrant anticipates a judgment will be rendered in the litigation.

          Even if a judgment in the Registrant's favor is obtained, of which there is no assurance, there can be no guarantee that the Registrant would be able to collect that judgment and, if able to collect, when the judgment would be actually collected. Until recently, it appeared, based on Denison's public filings, that the financial stability of Denison was questionable and that Denison continued to operate at the sufferance of its secured creditors.
Denison announced on October 16, 1995 that Denison's Board had approved a Plan of Arrangement which, among other things, incorporates agreements restructuring the debt held by Denison's major lenders, the Toronto Dominion Bank, Bank of America Canada, and the Canadian Mortgage and Housing Corporation. In a press release dated December 21, 1995, Denison announced that it had obtained the final order of the Ontario Court of Justice, General Division approving its Plan of Arrangement. The press release indicated that as a result of the contribution of all stakeholders, Denison has been preserved as a going concern and its capital structure has been substantially improved. The court approval of the Plan may increase the likelihood that Denison would have assets available for satisfaction of a judgment in favor of the Registrant. However, the Registrant does not have sufficient information to determine whether any assets of Denison are unsecured and available for satisfaction of a judgment in favor of the Registrant.

          Unless funds are collected as a result of the litigation with Denison and the revenue stream is resumed under its net earnings interest as calculated under the License Agreement prior to the 1993 amendment, the Registrant will be required to obtain some additional source of capital to fund continuing operations past December 1996 and pay off the NWO loan and accrued interest when due on December 31, 1996.

          If the judgment is not favorable, the Registrant would likely still have its net earnings interest; however, the revenue stream will likely be substantially reduced. If such unfavorable outcome occurs, the Registrant does not believe that the payments made for the net earnings interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO. The Registrant may be forced to liquidate its assets, and in such case, little if any assets will be available for distribution to shareholders.

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

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          In June 1994, the Registrant commenced legal action against Denison seeking a declaration by the Court that amounts due the Registrant attributable to its net earnings interest in certain oil and gas producing areas offshore Greece be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. The Registrant is seeking damages of approximately $27,000,000 or alternatively, an accounting and payment of its net earnings interest in respect of the period commencing January 1, 1993. While the Registrant believes there is a reasonable possibility of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant. A court date has been scheduled for September 1996.

          In November, 1995, Denison agreed to withdraw its counterclaim filed against the Registrant in connection with the litigation between the parties.

          See the Registrant's Form 10-KSB for the fiscal year ended March 31, 1996, for a more detailed discussion of these legal proceedings.

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

Exhibit Number              Name of Exhibit              Location
- --------------              ---------------              --------
    None


      (b) No reports on Form 8-K were filed during the quarter for which this Report is filed.

                                 SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OCEANIC EXPLORATION COMPANY



Date:    August 9, 1996                /s/ Charles N. Haas
     --------------------------        ---------------------------------
                                       Charles N. Haas
                                       President



Date:    August 9, 1996                /s/ Lori A. Brundage
     --------------------------        ---------------------------------
                                       Lori A. Brundage
                                       Treasurer and Chief Financial Officer