Form 10QSB
period 1996-09-30
OCEANIC EXPLORATION CO
filed 1996-11-07
CIK 73759

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996.

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

                ____________________________________________________
                (Former name, former address and former fiscal year,
                            if changed since last report)

Check whether the Issuer (1) filed all reports required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           YES  X   NO
                                                               ---     ---
Shares outstanding at                              Common $.0625 Par Value
October 30, 1996
9,916,154

                            PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

ASSETS
                                            September 30, 1996    March 31, 1996
                                            ------------------    --------------
Cash                                          $    463,167           642,650
Receivables:
  Affiliates                                         2,735             2,765
  Other                                             86,385               683
                                              ------------       -----------
                                                    89,120             3,448
Prepaid expenses                                     2,321             1,500
                                              ------------       -----------
      Total current assets                         554,608           647,598
                                              ------------       -----------
Oil and gas property interests, full-cost
  method of accounting -- Greece                39,000,000        39,000,000

Less accumulated amortization, depreciation
  and valuation allowance
                                               (38,087,522)      (37,926,522)
                                              ------------       -----------
                                                   912,478         1,073,478
                                              ------------       -----------
                                              $  1,467,086         1,721,076
                                              ------------       -----------
                                              ------------       -----------


                                                                 (Continued)

                     OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS, CONTINUED


LIABILITIES AND STOCKHOLDERS' DEFICIT
                                           September 30, 1996  March 31, 1996
                                           ------------------  --------------
Current liabilities:
  Notes payable to affiliate (note 2)         $  1,158,870       1,308,201
  Accounts payable                                 233,839         232,363
  Accounts payable to affiliate                     60,000          60,000
  United Kingdom taxes payable, including
     accrued interest                              425,408         405,319
  Accrued expenses                                 108,712          94,017
                                               -----------      ----------

      Total current liabilities                  1,986,829       2,099,900
                                               -----------      ----------
Deferred income taxes (note 5)                     641,337         708,198
                                               -----------      ----------
      Total liabilities                          2,628,166       2,808,098
                                               -----------      ----------
Stockholders' deficit:
   Preferred stock, $10 par value.  Authorized
     600,000 shares; none issued                        --              --
   Common stock, $.0625 par value.  Authorized
     12,000,000 shares; issued and outstanding
     9,916,154 shares (note 3)                     619,759         619,759
   Capital in excess of par value                  155,696         155,696
   Accumulated deficit                          (1,936,535)     (1,862,477)
                                               -----------      ----------
      Total stockholders' deficit               (1,161,080)     (1,087,022)
                                               -----------      ----------
Contingencies (note 4)
                                               $ 1,467,086       1,721,076
                                               -----------      ----------
                                               -----------      ----------

See accompanying notes to consolidated financial statements.

                     OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Six Months Ended                Three Months Ended
                                                     September 30,                   September 30,
                                                  1996           1995            1996           1995
                                               -------------------------        -----------------------
Revenues:
  Oil and gas sales - Greece (note 4)          $  539,048             --        322,221              --
  Other                                           149,640        202,243         74,264          82,079
                                                ---------       --------        -------        --------
                                                  688,688        202,243        396,485          82,079
                                                ---------       --------        -------        --------
Costs and expenses:
  Interest and financing costs                     62,417         78,042         35,654          32,820
  Exploration expenses                              8,255         25,927          7,564          11,326
  Amortization and depreciation                   161,000        137,000         80,489          68,500
  General and administrative                      382,316        347,923        230,824         204,170
                                                ---------       --------        -------        --------
                                                  613,988        588,892        354,531         316,816
                                                ---------       --------        -------        --------
     Income (loss) before income taxes             74,700       (386,649)        41,954        (234,737)
Income tax (expense) benefit (note 5)            (148,758)        59,200        (95,456)         27,140
                                                ---------       --------        -------        --------
     Net loss                                   $ (74,058)      (327,449)       (53,502)       (207,597)
                                                ---------       --------        -------        --------
                                                ---------       --------        -------        --------
Loss per common share                           $    (.01)          (.08)          (.01)           (.05)
                                                ---------       --------        -------        --------
                                                ---------       --------        -------        --------

See accompanying notes to consolidated financial statements.

                     OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                            September 30,
                                                         1996           1995
                                                      -------------------------
Cash flows from operating activities:
  Net loss                                            $  (74,058)     (327,449)
  Adjustments to reconcile net loss to net cash
    (used by) provided by operating activities:
      Amortization and depreciation                      161,000       137,000
      Deferred income tax benefit                        (66,861)      (59,200)
      (Increase)  decrease in receivables                (85,672)        7,285
      Decrease in restricted cash                             --        15,629
      (Increase) decrease in prepaid expenses and
        other assets                                        (821)        2,392
      Increase in accounts payable and accounts
        payable to affiliates                              1,476        55,012
      Increase in United Kingdom taxes payable,
        including accrued interest payable, and
        accrued expenses                                  34,784        81,417
      Increase in other noncurrent liabilities                --         1,141
                                                       ---------       -------
         Net cash used in operating activities           (30,152)      (86,773)
                                                       ---------       -------
Cash flows from financing activities:
 (Repayments to) borrowings from affiliates             (149,331)       49,685
                                                       ---------       -------
         Net decrease in cash                           (179,483)      (37,088)
                                                       ---------       -------
Cash at beginning of period                              642,650       154,628
                                                       ---------       -------
Cash at end of period                                  $ 463,167       117,540
                                                       ---------       -------
                                                       ---------       -------

See accompanying notes to consolidated financial statements.

                     OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  September 30, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The consolidated balance sheet as of March 31, 1996, which has been derived from audited statements and the unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made which are necessary for the fair presentation of the periods presented. The accounting policies of the Registrant are set forth in the financial statements and notes thereto and are included in the Registrant's latest annual report on Form 10-KSB. It is suggested that these consolidated financial statements be read in conjunction with that document.

(2) NOTES PAYABLE

         Notes payable to affiliate at March 31, 1996 and September 30, 1996 represent borrowings under a $2,000,000 line of credit established in favor of the Registrant by NWO Resources, Inc. (NWO), the parent company of International Hydrocarbons, the Registrant's majority stockholder. On September 19, 1995, the Registrant entered into a Modification Agreement with NWO, modifying the existing line of credit arrangement between the Registrant and NWO. Prior to entering into the Modification Agreement, the NWO line of credit provided for cumulative draws of up to $2,000,000 with interest payable monthly on the outstanding balance at the greater of the U.S. bank prime lending rate or 1-3/4% above the 30-day LIBOR in effect on the date of each draw against the line of credit. Draws under the line of credit were evidenced by promissory notes which were originally payable no later than January 1, 1996 with interest at annual rates of 7% to 9%. Cumulative draws on the NWO line of credit had reached $2,000,000 by February 15, 1995. The line of credit is secured by the Registrant's 15% net earnings interest in certain oil and gas producing areas offshore Greece. At the time the Modification Agreement was entered into, the Registrant was in default under the terms of the line of credit as it had not made its interest payments for May, June, July and August 1995.

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

    On November 27, 1995, the Registrant received $810,522 from Denison representing unpaid revenues on its net earnings interest. These revenues covered the period from January 1, 1993 through October 31, 1995, and were calculated under the terms of the License Agreement as amended in 1993. Pursuant to the Modification Agreement, the Registrant retained $200,000 from the payment received from Denison. On November 30, 1995 the Registrant paid NWO $610,522. $92,402 was applied to accrued interest and $518,120 was applied to the loan leaving an outstanding balance of $1,481,880. Future payments by Denison for the Registrant's 15% net earnings interest will also be applied to the Registrant's obligations to NWO pursuant to the Modification Agreement. As of September 30, 1996, the outstanding loan balance was $1,158,870. The Registrant does not believe that the payments made under the net earnings interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO by December 31, 1996.

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

(4) OIL AND GAS SALES - GREECE

    Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement entered into in June 1975 (the "License Agreement"). The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. The working interest owner who has the contractual obligation to the Registrant for the 15% net profits interest has asserted that the calculation of the amounts due to the Registrant should be based on the amended agreement with the Greek government. The Registrant disagrees with this interpretation and has commenced a legal action in Canada seeking a declaration by the Court that amounts due the Registrant attributable to its 15% net profits interest be calculated based on the terms of the License Agreement before this amendment. The Registrant is seeking $27,000,000, or alternatively an accounting and payment of the 15% net earnings interest effective January 1, 1993. Based on updated information and advice of Canadian counsel, the Registrant modified the method of calculation for estimated unpaid revenues prior to the trial. Currently, the estimate of unpaid revenues for the period from January 1, 1993 to September 30, 1996 has been adjusted to $5,900,000 plus undetermined future damages. The trial, which began on September 30, 1996, was concluded two weeks later. The Registrant is currently awaiting a judgment from the trial. While the Registrant believes it has a reasonable possibility of prevailing in its action, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant.

In response to the legal action, the working interest owner had ceased remitting payment to the Registrant and, accordingly, no revenue was recorded for the six months ended September 30, 1995. In November 1995, the Registrant received a payment from the working interest owner representing unpaid revenues relating to the royalty interest from January 1, 1993 through October 31, 1995. In December 1995, the working interest owner resumed monthly revenue payments. All of these revenue payments were calculated under the terms of the amended License Agreement.

(5) INCOME TAXES

    Income tax (expense) benefit consists of the following:

                                               Six Months Ended
                                                 September 30,
                                               1996          1995
                                               ----          ----
Current:
  Foreign - Greece                           $(215,439)            --
Deferred:
  Foreign - Greece                              66,681         59,200
                                             ---------         ------
     Total income tax (expense) benefit      $(148,758)        59,200
                                             ---------         ------
                                             ---------         ------

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

         Pursuant to the Modification Agreement, the Registrant retained $200,000 from the payment received from Denison. On November 30, 1995 the Registrant paid NWO $610,522. $92,402 was applied to accrued interest and $518,120 was applied to the loan leaving an outstanding balance under the line of credit of $1,481,880. Future payments by Denison for the net earnings interest will also be applied to the Registrant's obligations to NWO pursuant to the Modification Agreement. As of September 30, 1996, the outstanding balance under the line of credit was $1,158,870. The Registrant does not believe that the payments made for the net earnings interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO by December 31, 1996.

         In February 1996, Registrant was able to successfully raise $524,093, net of offering costs, in connection with the sale of 6,001,000 shares of additional common stock through the Rights Offering. Pursuant to the terms of the Modification Agreement with NWO, $64,107 from the Rights Offering was used to reimburse NWO for advances made to the Registrant for legal fees; $61,876 and $2,231 were applied to the principal and accrued interest, respectively. The Registrant estimates that the funding provided from the Rights Offering will be sufficient to fund the litigation and limited operations through March 31, 1997, the date prior to which the Registrant anticipates a judgment will be rendered in the litigation.

         In August, 1996, the Registrant received a press release from Denison stating that the producing well into the previously non-producing development area known as Prinos North had been successfully completed. The well was drilled horizontally from the existing production platform in the Prinos field. At that time, it was expected that the selling price of Prinos North crude oil would be $2.50 to $3.50 per barrel less than the Prinos crude. However, the Registrant has not yet received sufficient production or sales information regarding Prinos North to accurately determine the impact on its net earnings interest. The Registrant's 15% net earnings interest will be calculated on a smaller portion of Prinos North revenue as the Greek government has a 35% working interest in this well.

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

         Unless funds are collected as a result of the litigation with Denison and the revenue stream is resumed under its net earnings interest as calculated under the License Agreement prior to the 1993 amendment, the Registrant will be required to obtain some additional source of capital to fund continuing operations past March 1997 and pay off the NWO loan and accrued interest when due on December 31, 1996.

         If the judgment is not favorable, the Registrant would likely still have its net earnings interest; however, the revenue stream will likely be substantially reduced. If such unfavorable outcome occurs, the Registrant does not believe that the payments made for the net earnings interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO by December 31, 1996. The Registrant may be forced to liquidate its assets, and in such case, little if any assets will be available for distribution to shareholders.

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

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In June 1994, the Registrant commenced legal action against Denison seeking a declaration by the Court that amounts due the Registrant attributable to its net earnings interest in certain oil and gas producing areas offshore Greece be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. The Registrant is seeking damages of approximately $27,000,000 or alternatively, an accounting and payment of its net earnings interest in respect of the period commencing January 1, 1993. A court hearing commenced on September 30, 1996 and continued for two weeks. The Registrant is currently awaiting a judgment from the trial. While the Registrant believes there is a reasonable possibility of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant.

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

Exhibit Number                         Name of Exhibit              Location
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

                                          OCEANIC EXPLORATION COMPANY



Date:     11/6/96                        /s/ Charles N. Haas
       --------------------------        --------------------------------
                                         Charles N. Haas
                                         President


Date:     11/6/96                        /s/ Lori A. Brundage
       --------------------------        --------------------------------
                                         Lori A. Brundage
                                         Treasurer and Chief Financial Officer