Form 10QSB
period 1996-12-31
OCEANIC EXPLORATION CO
filed 1997-02-12
CIK 73759

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended December 31, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from______to______. Commission file number 0-6540.

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

                   ---------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)

Check whether the Issuer (1) filed all reports required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           YES  X    NO
                                                              -----    -----
Shares outstanding at                                Common $.0625 Par Value
January 31, 1997
9,916,154

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


ASSETS
                                               December 31, 1996  March 31, 1996
                                               -----------------  --------------
Cash                                              $   296,472        642,650

Receivables:
  Affiliates                                            5,053          2,765
  Other                                                 9,864            683
                                                  -----------    -----------
                                                       14,917          3,448

Prepaid expenses                                        1,875          1,500
                                                  -----------    -----------
     Total current assets                             313,264        647,598
                                                  -----------    -----------

Oil and gas property interests, full-cost method
   of accounting -- Greece                         39,000,000     39,000,000

Less accumulated amortization, depreciation
  and valuation allowance                         (38,168,021)   (37,926,522)
                                                  -----------    -----------

                                                      831,979      1,073,478
                                                  -----------    -----------

                                                 $  1,145,243      1,721,076
                                                  -----------    -----------
                                                  -----------    -----------

                                                                     (Continued)
                                       2

                 OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, CONTINUED



LIABILITIES AND STOCKHOLDERS' DEFICIT
                                               December 31, 1996  March 31, 1996
                                               -----------------  --------------
Current liabilities:
  Notes payable to affiliate (note 2)             $   980,151      1,308,201
  Accounts payable                                    161,984        232,363
  Accounts payable to affiliate                        60,000         60,000
  United Kingdom taxes payable,  including
     accrued interest                                 471,079        405,319
  Accrued expenses                                    122,464         94,017
                                                  -----------      ---------
     Total current liabilities                      1,795,678      2,099,900
                                                  -----------      ---------
Deferred income taxes (note 5)                        607,939        708,198
                                                  -----------      ---------
     Total liabilities                              2,403,617      2,808,098
                                                  -----------      ---------
Stockholders' deficit:
   Preferred stock, $10 par value.  Authorized
     600,000 shares; none issued                           --             --
   Common stock, $.0625 par value.  Authorized
     12,000,000 shares; issued and outstanding
     9,916,154 shares (note 3)                        619,759        619,759
   Capital in excess of par value                     155,696        155,696
   Accumulated deficit                             (2,033,829)    (1,862,477)
                                                  -----------      ---------
     Total stockholders' deficit                   (1,258,374)    (1,087,022)
                                                  -----------      ---------
Contingencies (note 4)
                                                 $  1,145,243      1,721,076
                                                  -----------      ---------
                                                  -----------      ---------


See accompanying notes to consolidated financial statements.

                 OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Nine Months Ended   Three Months Ended
                                          December 31,         December 31,
                                        1996        1995     1996       1995
                                       -----------------   ------------------
Revenues:
  Oil and gas sales - Greece (note 4) $ 745,828  1,468,120  206,780  1,468,120
  Other                                 222,603    370,944   72,963    168,701
                                      ---------  ---------  -------  ---------
                                        968,431  1,839,064  279,743  1,636,821
                                      ---------  ---------  -------  ---------
Costs and expenses:
  Interest and financing costs           92,194    118,127   29,777     40,085
  Exploration expenses                   12,540     25,508    4,285       (419)
  Amortization and depreciation         241,500    205,505   80,500     68,505
  General and administrative            595,477    538,123  213,161    190,200
                                      ---------  ---------  -------  ---------
                                        941,711    887,263  327,723    298,371
                                      ---------  ---------  -------  ---------
    Income (loss) before income taxes    26,720    951,801  (47,980) 1,338,450


Income tax expense (note 5)            (198,072)  (498,282) (49,314)  (557,482)
                                      ---------  ---------  -------  ---------
    Net (loss) income                 $(171,352)   453,519  (97,294)   780,968
                                      ---------  ---------  -------  ---------
                                      ---------  ---------  -------  ---------
(Loss) income per common share        $    (.02)       .12     (.01)       .20
                                      ---------  ---------  -------  ---------
                                      ---------  ---------  -------  ---------

See accompanying notes to consolidated financial statements.

                 OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                                December 31,
                                                             1996         1995
                                                           --------------------
Cash flows from operating activities:
  Net (loss) income                                        $(171,352)   453,519

  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
      Amortization and depreciation                          241,500    205,505
      Deferred income tax benefit                           (100,259)   (88,967)
      (Increase)  decrease in receivables                    (11,470)       282
      Decrease in restricted cash                                 --     15,629
      (Increase) decrease in prepaid expenses and other
       assets                                                   (375)     2,954
      (Decrease) increase in accounts payable and accounts
       payable to affiliates                                 (70,379)    73,398
      Increase in United Kingdom taxes payable, including
       accrued interest payable, and accrued expenses         94,207     29,259
      Increase in other noncurrent liabilities                    --      1,712
                                                           ---------   --------
        Net cash used in operating activities                (18,128)   693,291
                                                           ---------   --------
Cash flows from financing activities:
    Repayments to affiliates                                (328,050)  (515,241)
                                                           ---------   --------
        Net (decrease) increase in cash                     (346,178)   178,050
                                                           ---------   --------
Cash at beginning of period                                  642,650    154,628
                                                           ---------   --------
Cash at end of period                                      $ 296,472    332,678
                                                           ---------   --------
                                                           ---------   --------

See accompanying notes to consolidated financial statements.

           OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996

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

(2)  NOTES PAYABLE

     Notes payable to affiliate at March 31, 1996 and December 31, 1996 represent borrowings under a $2,000,000 line of credit established in favor of the Registrant by NWO Resources, Inc. (NWO), the parent company of International Hydrocarbons, the Registrant's majority stockholder. On September 19, 1995, the Registrant entered into a Modification Agreement with NWO, modifying the existing line of credit arrangement between the Registrant and NWO. Prior to entering into the Modification Agreement, the NWO line of credit provided for cumulative draws of up to $2,000,000 with interest payable monthly on the outstanding balance at the greater of the U.S. bank prime lending rate or 1-3/4% above the 30-day LIBOR in effect on the date of each draw against the line of credit. Draws under the line of credit were evidenced by promissory notes which were originally payable no later than January 1, 1996 with interest at annual rates of 7% to 9%. Cumulative draws on the NWO line of credit had reached $2,000,000 by February 15, 1995. The line of credit is secured by the Registrant's 15% net earnings interest in certain oil and gas producing areas offshore Greece. At the time the Modification Agreement was entered into, the Registrant was in default under the terms of the line of credit as it had not made its interest payments for May, June, July and August 1995.

     The Modification Agreement provides as follows:

1. Except as provided below, NWO will forebear on collection until December 31, 1996 (subsequently extended to March 31, 1997 pursuant to an Extension Agreement dated December 11, 1996) of the interest and principal on the $2,000,000 of promissory notes evidencing draws on the NWO line of credit ("Oceanic Notes") which it holds from the Registrant.

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

     On November 27, 1995, the Registrant received $810,522 from Denison representing unpaid revenues on its net earnings interest. These revenues covered the period from January 1, 1993 through October 31, 1995, and were calculated under the terms of the License Agreement as amended in 1993. Pursuant to the Modification Agreement, the Registrant retained $200,000 from the payment received from Denison. On November 30, 1995 the Registrant paid NWO $610,522. $92,402 was applied to accrued interest and $518,120 was applied to the loan leaving an outstanding balance of $1,481,880. Future payments by Denison for the Registrant's 15% net earnings interest will also be applied to the Registrant's obligations to NWO pursuant to the Modification Agreement. As of December 31, 1996, the outstanding loan balance was $980,151. The Registrant does not believe that the payments made under the net earnings interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO by March 31, 1997.

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

(4)  OIL AND GAS SALES - GREECE

     Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement entered into in June 1975 (the "License Agreement"). The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. The working interest owner who has the contractual obligation to the Registrant for the 15% net profits interest has asserted that the calculation of the amounts due to the Registrant should be based on the amended agreement with the Greek government. The Registrant disagrees with this interpretation and has commenced a legal action in Canada seeking a declaration by the Court that amounts due the Registrant attributable to its 15% net profits interest be calculated based on the terms of the License Agreement before this amendment. The Registrant is seeking $27,000,000, or alternatively an accounting and payment of the 15% net earnings interest effective January 1, 1993. Currently, the estimate of unpaid revenues for the period from January 1, 1993 to December 31, 1996 is $6,700,000 plus undetermined future damages. The trial, which began on September 30, 1996, was concluded two weeks later. On December 13, 1996, the Registrant received notification that the Ontario Court of Justice (General Division) in Toronto, Canada, had issued a judgment in its favor. Denison subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely have to be made by the Appellate Court. While the Registrant believes it has a reasonable probability of prevailing in its action, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant.

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

(5)  INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                          Nine Months Ended
                                             December 31,
                                          1996         1995
                                        ---------     -------
     Current:
          Foreign - Greece              $ 298,331     587,249
     Deferred:
          Foreign - Greece               (100,259)    (88,967)
                                        ---------     -------
            Total income tax expense    $ 198,072     498,282
                                        ---------     -------
                                        ---------     -------

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

     Pursuant to the Modification Agreement, the Registrant retained $200,000 from the payment received from Denison. On November 30, 1995 the Registrant paid NWO $610,522. $92,402 was applied to accrued interest and $518,120 was applied to the loan leaving an outstanding balance under the line of credit of $1,481,880. Future payments by Denison for the net earnings interest will also be applied to the Registrant's obligations to NWO pursuant to the Modification Agreement. As of December 31, 1996, the outstanding balance under the line of credit was $980,151. The Registrant does not believe that the payments made for the net earnings interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO by March 31, 1997.

     In February 1996, Registrant was able to successfully raise $524,093, net of offering costs, in connection with the sale of 6,001,000 shares of additional common stock through the Rights Offering. Pursuant to the terms of the Modification Agreement with NWO, $64,107 from the Rights Offering was used to reimburse NWO for advances made to the Registrant for legal fees;

$61,876 and $2,231 were applied to the principal and accrued interest, respectively. The Registrant estimates that the funding provided from the Rights Offering will be sufficient to fund the litigation and limited operations through June 30, 1997.

     In August 1996, the Registrant received a press release from Denison stating that the producing well into the previously non-producing development area known as Prinos North had been successfully completed. The well was drilled horizontally from the existing production platform in the Prinos field. At that time, it was expected that the selling price of Prinos North crude oil would be $2.50 to $3.50 per barrel less than the Prinos crude. However, the Registrant has not yet received sufficient production or sales information regarding Prinos North to accurately determine the impact on its net earnings interest. The Prinos North well underwent two workovers in December 1996 and January 1997 and is again producing at levels comparable to September 1996; however, the optimum production rate has yet to be determined. The Registrant's 15% net earnings interest will be calculated on a smaller portion of Prinos North revenue as the Greek government acquired a 15% working interest in this well in 1985 and 1987 which, by Agreement between the Registrant and Denison, is excluded from the calculation of the Registrant's net earnings interest. Subsequently, in 1996, the Greek government acquired an additional 20% working interest under the Second Supplemental Agreement, to which the Registrant has not agreed.

     On December 13, 1996, the Registrant received notification of a favorable judgment in the Denison litigation. Denison subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely have to be made by the Appellate Court. Consequently, it appears that the Registrant will now require additional capital until a final determination in the Denison litigation can be made. The Registrant is currently negotiating an increase in funds available under the existing NWO line of credit to fund continuing operations past June 1997.

     Even if a final determination in the Registrant's favor is obtained, of which there is no assurance, there can be no guarantee that the Registrant would be able to collect that judgment and, if able to collect, when the judgment would be actually collected. Until recently, it appeared, based on Denison's public filings, that the financial stability of Denison was questionable and that Denison continued to operate at the sufferance of its secured creditors. Denison announced on October 16, 1995 that Denison's Board had approved a Plan of Arrangement which, among other things, incorporates agreements restructuring the debt held by Denison's major lenders, the Toronto Dominion Bank, Bank of America Canada, and Canada Mortgage and Housing Corporation. In a press release dated December 21, 1995, Denison announced that it had obtained the final order of the Ontario Court of Justice, General Division approving its Plan of Arrangement. The press release indicated that as a result of the contribution of all stakeholders, Denison has been preserved as a going concern and its capital structure has been substantially improved. The Court approval of the Plan may increase the likelihood that Denison would have assets available for satisfaction of a judgment in favor of the Registrant. However, the Registrant does not have sufficient information to determine whether any assets of Denison are unsecured and available for satisfaction of a judgment in favor of the Registrant.

     If the final determination is not favorable, the Registrant would likely still have its net earnings interest; however, the revenue stream will likely be substantially reduced. If such unfavorable outcome occurs, the Registrant does not believe that the payments made for the net earnings interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO by March 31, 1997. The Registrant may be forced to liquidate its assets, and in such case, little if any assets will be available for distribution to shareholders.

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

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In June 1994, the Registrant commenced legal action against Denison seeking a declaration by the Court that amounts due the Registrant attributable to its net earnings interest in certain oil and gas producing areas offshore Greece be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. The Registrant is seeking damages of approximately $27,000,000 or alternatively, an accounting and payment of its net earnings interest in respect of the period commencing January 1, 1993. A court hearing commenced on September 30, 1996 and continued for two weeks. On December 13, 1996, the Registrant received notification that the Ontario Court of Justice (General Division) in Toronto, Canada, had issued a judgment in its favor. On January 10, 1997, Denison filed a Notice of Appeal with the Court in which it requested that the judgment be set aside for errors in the judge's findings. The Registrant disagrees that there were errors made. Therefore, it appears that the final determination will likely have to be made by the Appellate Court. While the Registrant believes there is a reasonable probability of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant.

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

Exhibit Number       Name of Exhibit            Location
--------------       ---------------            --------
      10.1           Extension Agreement        Page 16 of
                     with NWO Resources, Inc.   signed original of
                     dated December 11, 1996    this Report

     (b) One report on Form 8-K was filed during the quarter for which this Report is filed.

     On December 18, 1996, Form 8-K was filed which reported a decision in favor of the Registrant in the lawsuit against Denison Mines, Ltd. as issued by the Ontario Court of Justice (General Division) in Toronto, Canada.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OCEANIC EXPLORATION COMPANY

Date: February 10, 1997                   /s/ Charles N. Haas
     --------------------------------     -------------------------------------
                                          Charles N. Haas
                                          President



Date: February 10, 1997                   /s/ Lori A. Brundage
     --------------------------------     -------------------------------------
                                          Lori A. Brundage
                                          Treasurer and Chief Financial Officer