Form 10KSB
period 1997-03-31
OCEANIC EXPLORATION CO
filed 1997-06-27
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)
[ X ]     Annual Report under Section 13 or 15(d) of the Securities Exchange Act
          of 1934   [Fee Required] For the fiscal year ended  March 31, 1997.

[   ]     Transition Report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934  [No Fee Required]  For the transition period from ____
          to ____ .   Commission file number 0-6540.

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

Issuer's revenues for fiscal year ended March 31, 1997      $1,245,652

As of June 6, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $2,878,314.

As of June 6, 1997 the Registrant had outstanding 9,916,154 shares of common stock ($.0625 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to this Report appears on pages 37 through 41.

ITEM 1.  BUSINESS

Oceanic Exploration Company (the "Registrant", also called the "Company" in some parts of this Report, which terms include its subsidiaries) was incorporated in 1969 and is engaged in the business of acquiring oil and gas concessions covering large blocks of acreage and in conducting exploration activities thereon, including seismic and other geophysical evaluation and exploratory drilling where appropriate. The Registrant conducts its operations directly or through wholly-owned subsidiaries. The term "concession" is used herein to mean exploration, development and production rights with respect to a specific area, which rights may be created by agreement with a government, governmental agency or corporation. When a discovery of oil or gas occurs, the Registrant will pursue the development of reserves and the production of oil or gas to the extent considered economically feasible and may finance development by farming out or selling a portion of its interest in the discovery. The Registrant's property interests are located in the North Aegean Sea, offshore Greece and in the East China Sea. The Registrant has identified a prospect in Bolivia, has prepared a preliminary plan for exploration and is attempting to find participants to finance exploration costs. Since 1994, the Registrant has not been able to participate in exploration and development, other than limited activities in Bolivia to the extent that funding is available, and has concentrated its efforts on the litigation regarding its property interest in the North Aegean Sea. (SEE ITEM 2 "PROPERTIES-GREECE.")

The Registrant's only significant source of revenue, its 15% net profits interest in certain oil and gas producing areas offshore Greece (also called "net earnings interest" or "Prinos Interest" in some parts of this Report), is currently the subject of litigation. In June 1994, the Registrant commenced legal action against Denison Mines, Ltd. ("Denison"), the company having the contractural obligation to pay the Prinos Interest. The Registrant was seeking a declaration by the Ontario Court of Justice (General Division) in Toronto, Canada (the "Court") that amounts due the Registrant attributable to its Prinos Interest (SEE ITEM 2 "PROPERTIES-GREECE.") in certain oil and gas producing areas offshore Greece be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. In September 1996, the lawsuit went to trial. In December 1996, the Registrant received notification that the Court had rendered a judgment in the Registrant's favor. The defendant subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore , it appears that the final determination will likely be made by the Appellate Court. While the Registrant believes there is a reasonable probability of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time. Accordingly, no amounts have been recorded in the Registrant's financial statements for current revenue or damages, if any, that may ultimately be awarded to the Registrant. (SEE ITEM 3 "LEGAL PROCEEDINGS.") It should be noted that if the appeal by Denison is successful, the Registrant will remain entitled to payment of the Prinos Interest calculated in accordance with the terms of the License Agreement, as amended. The amounts of such payments will be substantially lower than the payments received prior to January 1, 1993.

Upon commencement of the litigation, payments under the Prinos Interest were suspended. The Registrant funded its operations through draws against the $2,000,000 line of credit established with NWO Resources, Inc. ("NWO"), the parent of the Registrant's principal stockholder. Prior to the end of fiscal year 1995, the Registrant's credit line was exhausted and the Registrant had no resources to make monthly interest payments on the advances under the line of credit.

On September 19, 1995, the Registrant entered into a Modification Agreement with NWO (the "Modification Agreement") modifying the existing line of credit arrangement. The Modification Agreement provided for limited funding of litigation expenses and relief from any collection actions by NWO until December 31, 1996. The Modification Agreement also allowed the Registrant to retain up to $200,000 of any proceeds received from its Prinos Interest for general working capital purposes. The Modification Agreement did not provide any further funding for operating expenses of the Registrant other than limited funding of the litigation with respect to the Prinos Interest.

On November 27, 1995, the Registrant received $810,522 from Denison representing unpaid net revenues from the Prinos Interest. These revenues cover the period from January 1, 1993 through October 31, 1995, and were calculated under the terms of the 1975 license agreement between the Greek government and the consortium operating the Prinos properties (the "License Agreement") as amended in 1993. This payment was made in connection with the agreement of Denison to withdraw the counterclaim filed by Denison against the Registrant. As of December 1995, Denison resumed monthly revenue payments to the Registrant for its Prinos Interest as calculated under the terms of the amended License Agreement. Pursuant to the Modification Agreement, the Registrant retained $200,000 from the payment received from Denison and paid NWO $610,522 on November 30, 1995.

In January 1996, the Registrant raised $524,093, net of offering costs, from the sale of 6,001,000 shares of its Common Stock (the "Rights Offering").

In March 1997, the Registrant executed an Extension Agreement to the Modification Agreement whereby NWO agreed to forbear any collection proceedings on the line of credit until March 31, 1998. In addition, the Registrant may retain 50% of all net profits interest payments received from its Prinos Interest to cover its operating expenses. These amounts together with funds from the Rights Offering should be sufficient to fund the litigation and limited operations through at least March 31, 1998.

As of March 31, 1997, the outstanding loan balance was $874,474. The Registrant does not believe that the payments made under the Prinos Interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO by March 31, 1998.

The Registrant's business activities involve only one industry segment, oil and gas exploration and development. Financial information relating to the Registrant's business and an explanation of the same may be found in Items 6 and 7 of this Report.

The Registrant employs five people, four of whom are full-time employees. The full-time employees also provide services to two related entities pursuant to management agreements entered into by the Registrant and those entities. (SEE ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

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

(B)  COMPETITION

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

ITEM 2.  PROPERTIES

The Registrant holds various interests in concessions or leases for oil and gas exploration which are listed below. Oil and gas property interests as reflected in the accompanying financial statements include costs attributable only to the Greek interest. Costs on all other foreign concessions described below have been charged to expense in prior years.

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

Daily production from the Prinos/South Kavala Fields averaged 11,967 barrels of oil and 156 tons of sulphur during the fiscal year ended March 31, 1997, including production for Prinos North averaging 2,611 barrels of oil per day. According to Denison's 1996 Annual Report, Denison's share of calendar year 1996 production increased 11% from that of 1995. The increase is primarily due to the successful completion of the horizontal well drilled from the existing production platform into the previously non-producing development area known as Prinos North in August 1996 and the well infill drilling program at the producing Prinos Field beginning in December 1995. Under the drilling program, the first well was completed as a producer in March 1996 and the second well was abandoned because of technical difficulties.

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

In addition, the new law required Denison and its partners to spend
$15 million during 1993 and 1994 in infill drilling in order to enhance the recoverability of the hydrocarbons. In April 1996, the consortium signed another agreement with the Greek government ("Second Supplemental Agreement") setting out the terms under which the drilling at Prinos North was to proceed. This agreement increased the Greek government's participating interest in Prinos North from 15% to 35% and allows the consortium to recover $5.00 per barrel of Prinos North crude produced for operating costs. In June 1996, the consortium received a Ministerial Decision (the "Decision") from the Greek government allowing for the write-off of up to $20,000,000 in capitalized costs associated with the drilling activities at Prinos and Prinos North. The Greek government is allowing the deduction of these costs from annual gross income before calculation of their total share. In August 1996, production commenced in the Prinos North oil field at 3,500 barrels per day. Denison's 1996 Annual Report states that Prinos North crude typically has a selling value of $2.00 to $3.00 per barrel less than Prinos crude. Denison has been calculating payment of the Registrant's net profits interest after consideration of the Second Supplemental Agreement and the Decision. The Registrant disagrees with this approach and has notified Denison of such.

Denison, who has the contractual obligation to pay the Prinos Interest, has asserted that the calculation of the amounts due the Registrant should be based on the amended agreement with the Greek government. The amended agreement provides for higher cost recoveries than the License Agreement before the 1993 amendment. If higher cost recoveries are used in calculating the amount due under the Prinos Interest, the amount will be significantly lower than the amount calculated under the License Agreement before the 1993
amendment.   The Registrant disagrees with this interpretation and commenced legal action seeking a declaration by the Court that amounts due the Registrant attributable to its Prinos Interest be calculated based on the terms of the License Agreement before the 1993 amendment. The trial began in September 1996. In December 1996, the Registrant received a favorable judgment from the Court. However, Denison has filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely have to be made by the Appellate Court. In addition, if the Registrant obtains a final determination against Denison, there is no assurance that the Registrant will be able to collect the judgment due to Denison's current financial condition. (SEE ITEM 3 "LEGAL PROCEEDINGS.")

When the legal action against Denison commenced, Denison suspended payments under the Prinos Interest. Denison also asserted a counterclaim against the Registrant for alleged past overpayments by Denison. On November 27, 1995, the Registrant received $810,522 from Denison representing unpaid revenues on the Prinos Interest. These revenues covered the period from January 1, 1993 through October 31, 1995, and were calculated under the terms of the License Agreement as amended in 1993. This payment was made in connection with the agreement of Denison to withdraw the counterclaim filed by Denison against the Registrant.
As of December 1995, Denison resumed monthly revenue payments to the Registrant for its Prinos Interest as calculated under the terms of the amended License Agreement.

There is no assurance as to how long the Prinos property will continue to produce oil and gas and, accordingly, how long the Registrant can expect revenue from its Prinos Interest. The Registrant does not believe that the payments made under the Prinos Interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO by March 31, 1998.

REPUBLIC OF CHINA (TAIWAN): The Registrant holds a 22.23% working interest in a concession located north of Taiwan in the East China Sea, covering 3,706,560 gross acres. The exploration license for this concession had a nominal term extending to 1979, requiring exploration activity and minimum expenditures. Preparations for initial exploratory drilling were suspended in 1977 under a claim of force majeure, pending resolution of a territorial dispute among the Republic of China (Taiwan), the Government of Japan and the People's Republic of China. The Chinese Petroleum Corporation (Taiwan) has agreed to suspend obligations under this concession until December 31, 1997.

During fiscal 1990, the Registrant entered into a farmout agreement with two United Kingdom companies conveying two-thirds of its original 66.67% interest in the concession.

Due to the uncertainty of sovereignty in the area, no immediate development expenditures, as required under the terms of the concession agreement, are anticipated.

In fiscal year 1994, the Registrant reported that the People's Republic of China was indicating its intention to open up adjacent concession areas for bidding and that a resolution to the sovereignty issues may result. Nothing has occurred in fiscal year 1997 to indicate that the lifting of the current force majeure status is imminent.

BOLIVIA: The Registrant has conducted a preliminary exploration study of a 10,500 square kilometer area located in the eastern part of the country near the Paraguayan border, pursuant to a work study program with Y.P.F.B., the government-controlled agency having responsibility for oil and gas exploration in Bolivia. The Registrant has preliminarily agreed to the terms of an operations contract pertaining to such area; however, an exploration agreement has not been finalized pending the issuance of the new hydrocarbons law. Under the new hydrocarbons law, all discussions and/or negotiations will be with the National Secretariat of Energy. The terms of any operations contract must conform to the provisions of the new law.

ITEM 3.   LEGAL PROCEEDINGS

The Registrant has commenced an action in the Ontario Court (General Division), Canada, against Denison. The Registrant claims that Denison has failed since January 1, 1993 to pay the Registrant the Prinos Interest (including Prinos North) pursuant to an agreement dated August 30, 1976, which is to be calculated on the basis of the terms of the License Agreement.

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

The trial, which began on September 30, 1996, was concluded two weeks later. On December 13, 1996, the Registrant received notification that the Court had issued a judgment in its favor. Specifically, the Court found that Denison is obligated to pay the Registrant its 15% net earnings interest in accordance with the terms of the License Agreement prior to the 1993 amendment. First, the Court ordered Denison to pay $4,000,000 plus interest to the Registrant for the period January 1, 1993 through December 31, 1995. Second, the Court ordered Denison to make payments to the Registrant subsequent to December 31, 1995, also calculated based on the terms of the original License Agreement. Lastly, the Court awarded court costs to the Registrant which are anticipated to be approximately $107,000.

Subsequent to receiving the judgment from the Court, Denison filed a Notice of Appeal requesting that the judgment be set aside based on its belief that the trial judge erred in her interpretation of the respective contracts. Barring an order to expedite the appeal, which may or may not be available in this case, it may take up to 2 years before the appeal is heard. A further appeal to the Supreme Court of Canada is possible.

The Registrant's legal counsel, Osler, Hoskin & Harcourt in Toronto, Canada, is unable to advise as to the probable outcome of the appeal by Denison. Management's decision to pursue a legal action against Denison was based on management's review of information provided to the Registrant by Denison and oral discussions with legal counsel. Based on that information and those discussions, management continues to believe that there is a reasonable probability of success in the litigation. Of course, litigation is inherently uncertain and there is no assurance as to the final outcome. The Registrant has not received a written determination from its legal counsel with respect to the litigation.

Enforcement of a judgment in Ontario is generally carried out by seizure and sale of assets, garnishment of debts, or appointment of a receiver. Previously, it appeared, based on Denison's public filings, that the financial stability of Denison was questionable and that Denison continued to operate at the sufferance of its secured creditors. Based upon more recent public filings, however, it appears that Denison's debt restructuring approved in 1995 was successful in preserving Denison as a going concern. This restructuring may also increase the likelihood that Denison would have assets available for satisfaction of a judgment in favor of the Registrant. However, the Registrant does not have sufficient information in its possession to determine whether any assets of Denison are unsecured and available for satisfaction of a final determination in favor of the Registrant.


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

The Registrant's Common Stock is not listed on any exchange. The Registrant's Common Stock was previously traded on the Pacific Stock Exchange under the symbol OXC. However, the Registrant has failed to maintain the minimum standards required by the Exchange to maintain its listing as a Tier II Security on the Exchange. On August 25, 1995, the Registrant was notified that it was subject to the initiation of delisting procedures. Its listing status was reviewed by the Exchange at a meeting of the Equity Listing Committee held on October 3, 1995. The Registrant was informed that the Committee had decided to
delist its Common Stock.   On October 4, 1995, the Registrant's Common Stock was
suspended from trading. The Committee based its decision upon the Registrant's deficiencies with respect to the following components of the Exchange's listing maintenance requirements: net tangible assets of at least $500,000, aggregate market value of at least $500,000, and a minimum bid price per share of at least $1, and the Registrant's ability to meet the requirements for an ongoing concern. On December 8, 1995, representatives of the Registrant appealed the decision to delist the stock before the Board of Appeals Committee of the Exchange. Finding no compelling evidence to recommend that the October 3, 1995 decision of the Committee be revised, the decision to delist was upheld and affirmed. The Registrant has secured a broker-dealer to serve as a market maker for trades in its Common Stock.

On January 24, 1996, the National Association of Securities Dealers, Inc. issued its approval for the Registrant's Common Stock to be quoted on the OTC Bulletin Board under the symbol OCEX.U.

The range of closing prices in the Registrant's Common Stock over the last two fiscal years (which are not necessarily representative of actual transactions) is set out below.

               Three Months        Fiscal 1997         Fiscal 1996
                  Ended          High(1)  Low(1)      High     Low
               ------------      ---------------    ----------------

               June 30             .18     .18      $.75(2)   .50(2)

               September 30        .19     .19       .63(2)   .25(2)

               December 31         .75     .25          (3)      (3)

               March 31            .70     .50       .38(1)   .13(1)


(1)  Prices represent sales on the OTC Bulletin Board.

(2)  Prices represent sales on the Exchange prior to the delisting.

(3) As the Registrant was delisted from the Pacific Stock Exchange on October 3, 1995 and not approved for quotation on the OTC Bulletin Board until January 24, 1996, there is no information available for this period. The reported closing price of common stock on October 3, 1995 was $.25.

The Registrant uses all available funds for working capital purposes and has never paid a dividend. Registrant's management does not anticipate paying dividends in the future. As of June 6, 1997, the number of record holders of the Registrant's common stock was 485.

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

TRANSFER AGENT: The Registrant's Transfer Agent is Chase Mellon Shareholder Services, 400 South Hope Street, Fourth Floor, Los Angeles, California 90071-3401.


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Registrant's principal source of revenue has been from its Prinos Interest. The Registrant also receives revenues from sales of seismic data gathered in its oil and gas exploration and development activities. That revenue is sporadic and is not sufficient to fund the Registrant's ongoing operations. During the year ended March 31, 1996, the Registrant recorded approximately $36,700 of revenue from the sale of seismic data.

The Registrant currently receives approximately $278,000 per year in connection with services it renders to Cordillera Corporation and San Miguel Valley Corporation pursuant to management agreements providing for reimbursement of costs for actual time and expenses incurred in activities conducted on behalf of those entities. The amounts received under the management agreements are a reimbursement for employee salaries and other operating expenses. (SEE ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

When payments under the Prinos Interest were suspended in 1994, the Registrant funded its operations through draws against the line of credit established with NWO. Prior to the end of fiscal year 1995, the Registrant's credit line was exhausted. During the first half of fiscal year 1996, the Registrant had no resources to make monthly interest payments on the advances under the line of credit.

On September 19, 1995, the Registrant entered into the Modification Agreement with NWO. The Modification Agreement, secured by the Registrant's Prinos Interest and all proceeds from the

Registrant's lawsuit against Denison, provided for limited funding of litigation expenses and relief from any collection actions by NWO until December 31, 1996. The Modification Agreement also allowed the Registrant to retain up to $200,000 of any proceeds received from its Prinos Interest for general working capital purposes.

On November 27, 1995, the Registrant received $810,522 from Denison representing unpaid revenues, net of related Greek income taxes, on the Prinos Interest. These revenues cover the period from January 1, 1993 through October 31, 1995, and are calculated under the terms of the License Agreement as amended in 1993. This payment was made in connection with the agreement of Denison to withdraw the counterclaim filed by Denison against the Registrant.
 As of December 1995, Denison resumed monthly revenue payments to the Registrant for its Prinos Interest as calculated under the terms of the amended License Agreement. Pursuant to the Modification Agreement with NWO, the Registrant retained $200,000 of the payment from Denison. On
November 30, 1995, the Registrant paid NWO $610,522. $92,402 was applied to accrued interest and $518,120 was applied to principal.

In February 1996, the Registrant raised $524,093, net of offering costs, in connection with the sale of 6,001,000 shares of additional common stock through the Rights Offering. Pursuant to the terms of the Modification Agreement with NWO, $64,107 from the Rights Offering was used to reimburse NWO for advances made to the Registrant for legal fees; $61,876 and $2,231 were applied to the principal and accrued interest, respectively.

In March 1997, the Registrant executed an Extension Agreement to the Modification Agreement whereby NWO agreed to forbear any collection proceedings on the line of credit until March 31, 1998. In addition, the Registrant may retain 50% of all net profits interest payments received from its Prinos Interest to cover its operating expenses. The Registrant estimates that these funds, in addition to those from the Rights Offering, will be sufficient to fund the litigation and limited operations through at least March 31, 1998.

As of March 31, 1997, the outstanding loan balance was $874,474. The Registrant does not believe that the payments made under the Prinos Interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO by March 31, 1998.

The Registrant's net profits interest in the offshore Greece property is currently the subject of litigation. In June 1994, the Registrant commenced legal action against the company having the contractural obligation to pay the net profits interest. The Registrant was seeking a declaration by the Court that amounts due the Registrant attributable to its interest be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. In September 1996, the lawsuit went to trial. In December 1996, the Registrant received notification that the Court had rendered a judgment in the Registrant's favor. The defendant subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore , it appears that the final determination will likely be made by the Appellate Court.

While the Registrant believes there is a reasonable probability of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time.

Even if a final determination in the Registrant's favor is obtained, of which there is no assurance, there is no guarantee that the Registrant would be able to collect that judgment and, if able to collect, when the judgment would be actually collected. Previously, it appeared, based on Denison's public filings, that the financial stability of Denison was questionable and that Denison continued to operate at the sufferance of its secured creditors. Based upon more recent public filings, however, it appears that Denison's debt restructuring approved in 1995 may have been successful in preserving Denison as a going concern. This restructuring may also increase the likelihood that Denison would have assets available for satisfaction of a judgment in favor of the Registrant. However, the Registrant does not have sufficient information in its possession to determine whether any assets of Denison are unsecured and available for satisfaction of a final determination in favor of the Registrant.

Unless funds are collected as a result of the litigation with Denison and the revenue stream is resumed under the Prinos Interest as calculated under the original License Agreement, the Registrant will be required to obtain additional capital, in addition to the Rights Offering described above, to fund continuing operations beyond March 1998 and to pay off the NWO loan and accrued interest when due on March 31, 1998.

If the final determination is not favorable, the Registrant will still have its Prinos Interest; however, the revenue stream will be substantially reduced. If such unfavorable outcome occurs, it is uncertain if the payments made under the Prinos Interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO. The Registrant may be forced to liquidate its assets, and in such case, little if any assets would be available for distribution to shareholders.

If the litigation with Denison is resolved in the Registrant's favor and payments are resumed under the Prinos Interest as calculated under the License Agreement prior to the 1993 Amendment, that revenue should be sufficient to repay the NWO loan and fund on-going operations and limited new exploration activities. There is no assurance as to how long the Prinos property will continue to produce oil and gas and, accordingly, how long the Registrant can expect to receive revenue from its Prinos Interest.

RESULTS OF OPERATIONS

The Registrant reported net losses of $219,274 and $796,602 for the years ended March 31, 1997 and 1995, respectively, and net income of $396,166 for the year ended March 31, 1996. The following table summarizes the primary components of changes in net income before the provision for income taxes for the relevant periods:

                                              Year ended March 31,
                                              --------------------
                                       1997           1996          1995
                                       ----           ----          ----
Calculation of Greek
  revenues                          (122,700)        861,500      (573,100)

Greek revenues received in 1996
 applicable to prior years          (895,000)        895,000          -

Production increase (decline)        226,500        (217,000)         -

Price increase                       157,900          38,000          -

(Increase) reduction in
  depreciation and
  depletion charges                  (40,030)        (62,924)       10,941

(Reduction) increase in
  other revenues                    (185,389)        165,650        59,266

Other                                (23,524)        120,841       (53,006)
                                   ----------     -----------    ----------

(Decrease) increase in
  income before taxes              $(882,243)     $1,801,067     $(555,899)
                                   ----------     -----------    ----------
                                   ----------     -----------    ----------

The most significant factors in the fluctuations of net income between the periods are Denison's suspension of revenues in 1994 followed by receipt of unpaid revenues for January 1, 1993 through October 31, 1995 in November 1995 (SEE ITEM 2 "PROPERTIES"), variances in oil and gas prices received, and the effect of normal production declines from the Prinos and South Kavala fields in Greece, offset in part by a production increase in 1997 due to the successful completion of Prinos North and recent infill drilling programs. (SEE ITEM 2 "PROPERTIES.") The depletion provision increased from $233,698 in 1995 to $296,613 in 1996 to $336,643 in 1997 as a result of a reduction in estimated future net revenues attributable to the Prinos Interest. Fluctuations in other revenues are primarily attributable to interest income from Denison in 1996 relating to unpaid revenues, management fees (SEE ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS") and receipts from sales of seismic data and investments in 1996.

The provision for income taxes in fiscal 1997 decreased approximately $267,000 from the fiscal 1996 provision due to a decrease in Greek income taxes corresponding to the decrease in Greek oil and gas revenues recorded.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                INDEX                                       PAGE

     Independent Auditors' Report                           17

     Consolidated Balance Sheets                            18

     Consolidated Statements of
          Operations and Accumulated Deficit                19

     Consolidated Statements of
          Cash Flows                                        20

     Notes to Consolidated Financial Statements             21-28

[LOGO]
The Global Leader





                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1997 AND 1996


                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

[LETTERHEAD]

                           INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
OCEANIC EXPLORATION COMPANY:


We have audited the accompanying consolidated balance sheets of Oceanic Exploration Company and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations and accumulated deficit and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly the financial position of Oceanic Exploration Company and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997 in conformity with generally accepted accounting principles.




                                          /s/KPMG PEAT MARWICK LLP

                                          KPMG PEAT MARWICK LLP


Denver, Colorado
May 28, 1997

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 1997 AND 1996
------------------------------------------------------------------------------

ASSETS                                                              1997                 1996
------                                                              ----                 ----
Cash                                                             $  201,715             642,650
Accounts receivable                                                   2,551                 683
Due from affiliates                                                   2,904               2,765
Prepaids and other                                                    1,428               1,500
                                                                 ----------         -----------

   Total current assets                                             208,598             647,598

Oil and gas property interests, full-cost method of
   accounting - Greece (note 2)                                  39,000,000          39,000,000
      Less accumulated amortization, depreciation, and
         valuation allowance                                    (38,263,165)        (37,926,522)
                                                                 ----------         -----------
                                                                    736,835           1,073,478
                                                                 ----------         -----------

                                                                 $  945,433           1,721,076
                                                                 ----------         -----------
                                                                 ----------         -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable to affiliate (note 3)                           $  874,474           1,308,201
   Accounts payable                                                 187,767             232,363
   Accounts payable to affiliates                                    60,000              60,000
   United Kingdom taxes payable, including
      accrued interest                                              456,337             405,319
   Accrued expenses (note 6)                                         78,286              94,017
                                                                 ----------         -----------
         Total current liabilities                                1,656,864           2,099,900

Deferred income taxes                                               594,865             708,198
                                                                 ----------         -----------
         Total liabilities                                        2,251,729           2,808,098

Stockholders' deficit (note 4):
   Preferred stock, $10 par value.  Authorized 600,000
      shares; none issued                                              -                   -
   Common stock, $.0625 par value.  12,000,000 authorized
      shares; 9,916,154 shares issued and outstanding               619,759             619,759
   Capital in excess of par value                                   155,696             155,696
   Accumulated deficit                                           (2,081,751)         (1,862,477)
                                                                 ----------         -----------

         Total stockholders' deficit                             (1,306,296)         (1,087,022)
                                                                 ----------         -----------

Commitments and contingencies (notes 1, 2 and 6)

                                                                 $  945,433           1,721,076
                                                                 ----------         -----------
                                                                 ----------         -----------

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

YEARS ENDED MARCH 31, 1997, 1996, AND 1995
------------------------------------------------------------------------------

                                                 1997          1996            1995
                                                 ----          ----            ----
Revenue:
   Oil and gas sales - Greece (note 2)       $  943,895      1,577,222          -
   Other (note 6)                               301,757        487,145        321,495
                                             ----------      ---------      ---------
                                              1,245,652      2,064,367        321,495
                                             ----------      ---------      ---------

Costs and expenses:
   Interest and financing costs                 116,117        167,494        150,164
   Exploration expenses                          13,464         18,466        181,566
   Amortization and depreciation                336,643        296,613        233,689
   General and administrative                   734,477        654,602        629,950
                                             ----------      ---------      ---------
                                              1,200,701      1,137,175      1,195,369
                                             ----------      ---------      ---------

         Income (loss) before income taxes       44,951        927,192       (873,874)

Income tax (expense) benefit (note 5)          (264,225)      (531,026)        77,272
                                             ----------      ---------      ---------

         Net (loss) income                     (219,274)       396,166       (796,602)

Accumulated deficit at beginning of year     (1,862,477)    (2,258,643)    (1,462,041)
                                             ----------      ---------      ---------

Accumulated deficit at end of year          $(2,081,751)    (1,862,477)    (2,258,643)
                                             ----------      ---------      ---------
                                             ----------      ---------      ---------

(Loss) income per common share                    $(.02)           .09           (.20)
                                                    ---            ---            ---
                                                    ---            ---            ---

Weighted average number of common
   shares outstanding                         9,916,154      4,259,474      3,915,154
                                             ----------      ---------      ---------
                                             ----------      ---------      ---------

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 1997, 1996, AND 1995
------------------------------------------------------------------------------

                                                               1997            1996           1995
                                                               ----            ----           ----
Cash flows from operating activities:
   Net (loss) income                                         $(219,274)       396,166       (796,602)
   Adjustments to reconcile net (loss) income to
      net cash (used in) provided by operating
      activities:
         Amortization and depreciation                         336,643        296,613        233,689
         Deferred income tax benefit                          (113,333)       (99,864)       (77,272)
         (Increase) decrease in accounts receivable
            and due from affiliates                             (2,007)         8,422            296
         Decrease (increase) in restricted cash                   -            15,629           (458)
         Decrease (increase) in prepaid expenses
            and other assets                                        72          3,604         (1,544)
         (Decrease) increase in accounts payable               (44,596)        50,484        119,985
         Increase (decrease) in United Kingdom
            taxes payable, including accrued interest
            payable, and accrued expenses                       35,287           (109)        40,839
         Decrease in other noncurrent liabilities                 -           (15,217)       (13,233)
                                                              ---------      ---------     ----------
            Net cash (used in) provided by
              operating activities                              (7,208)       655,728       (494,300)
                                                              ---------      ---------     ----------

Cash flows from financing activities:
   (Repayments to) borrowings from affiliate, net             (433,727)      (691,799)       600,000
   Proceeds from common stock issued pursuant to rights
     offering, net of offering costs                               -           524,093           -
                                                              ---------      ---------     ----------
            Net cash (used in) provided by
              financing activities                            (433,727)      (167,706)       600,000
                                                              ---------      ---------     ----------
            Net (decrease) increase in cash                   (440,935)       488,022        105,700

Cash at beginning of year                                      642,650        154,628         48,928
                                                              ---------      ---------     ----------

Cash at end of year                                          $ 201,715        642,650        154,628
                                                              ---------      ---------     ----------
                                                              ---------      ---------     ----------
Interest paid                                                $  95,459        144,412        124,781
                                                              ---------      ---------     ----------
                                                              ---------      ---------     ----------
Federal income taxes refunded                                $    -              -            (4,125)
                                                              ---------      ---------     ----------
                                                              ---------      ---------     ----------
Foreign income taxes paid                                    $ 369,467        630,890           -
                                                              ---------      ---------     ----------
                                                              ---------      ---------     ----------


See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1997 AND 1996
-----------------------------------------------------------------------------

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

     (b)  BASIS OF PRESENTATION

          Currently, the Company's operations are not generating sufficient cash flow to fund operations and service the Company's debt obligations.
          As a result, the Company has been economically dependent upon NWO Resources, Inc. (NWO) to provide financing for the Company under a line of credit. NWO is the parent corporation of the Company's majority stockholder, International Hydrocarbons.

          In September 1995, the Company entered into a Modification Agreement with NWO concerning the line of credit. The Modification Agreement provided that NWO would forebear collection of principal and interest on the line of credit until December 31, 1996 (subsequently extended to March 31, 1998) in exchange for the Company filing a Form SB-2 Registration Statement with the Securities and Exchange Commission registering shares of common stock to be issued to stockholders pursuant to a rights offering (see note 4).

          In February 1996, the Company raised $524,093, net of offering costs, in connection with the rights offering. Remaining funds from the offering plus cash flow from the Company's interest in the Greek properties, should be sufficient to meet the Company's working capital needs through at least March 31, 1998.

          In December 1996, a judgment in the trial concerning the Company's net profits interest was issued in the Company's favor (see note 2). However, the defendant appealed the court decision, and it appears that the final determination will be made by the Appellate Court. If the litigation is resolved in the Company's favor and the Company is successful in collecting or enforcing the judgment or settlement, the 15% net profits interest should be sufficient to fund on-going operations. If the judgment is over turned on appeal, the Company will retain its interest in the offshore Greece property; however, the revenue from the property will be substantially reduced and it is uncertain if the payments made to the Company based on current production and price levels will be sufficient to repay the obligation to NWO. In that event, the Company will be required to obtain additional capital or liquidate its assets to fund continuing operations beyond March 1998 and to pay off the NWO loan and accrued interest when due on March 31, 1998.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-----------------------------------------------------------------------------

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

          The Company's offshore Greece oil and gas property interests represent a 15% net profits interest in such properties. Accordingly, depletion of oil and gas properties is computed using the future net revenue method. Depletion expense for 1997 and 1996 has been calculated based on the Company's estimate of the revenue due for its net profits interest, calculated in a manner consistent with the terms of the amended license agreement (see note 2).

          The rate of depreciation, depletion and amortization as a percentage of gross revenue (net of Greek income taxes) for Greece is as follows:

                                    Year ended March 31,
                              --------------------------------
                              1997         1996           1995
                              ----         ----           ----
          Greece               59%          31%             -

          The Company recorded a provision for depreciation, depletion and amortization of $233,689 for fiscal year 1995 but did not record any revenue for its property interest.

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

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-----------------------------------------------------------------------------

          The cost of undeveloped properties is excluded from amortization pending a determination of the existence of proved reserves. Such undeveloped properties are assessed periodically for impairment. The amount of impairment, if any, is added to the costs to be amortized. At March 31, 1997 and 1996, all capitalized costs were subject to amortization.

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

     (f)  INCOME (LOSS) PER SHARE

          Income (loss) per share is based on the weighted average number of common shares outstanding during the period.

     (g)  ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  OIL AND GAS SALES - GREECE

     Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement. The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. The working interest owner who has the contractual obligation to the Company for the 15% net profits interest has asserted that the calculation of the amounts due to the Company should be based on the amended agreement with the Greek government. The Company disagrees with this interpretation and has commenced a legal action in Canada seeking a declaration by the Ontario Court of Justice (General Division) in Toronto, Canada (the Court) that amounts due the Company attributable to its 15% net profits interest be calculated based on the terms of the license agreement before this amendment. In December 1996, the Company received notification that the Court had rendered a judgment in the Company's favor. The Court ordered the working interest owner to pay $4,000,000 plus interest to the Company for the period from January 1, 1993 through December 31, 1995 and to make payments to the Company subsequent to December 31, 1995

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-----------------------------------------------------------------------------

     also based on the terms of the original license agreement. The Court also awarded court costs to the Company which are anticipated to be approximately $107,000. The defendant subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely be made by the Appellate Court. While the Company believes it has a reasonable probability of prevailing in its action, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying consolidated financial statements for current revenues or damages, if any, that may ultimately be awarded to the Company.

     In response to the legal action, the working interest owner had ceased remitting payment to the Company. In November 1995, the Company received payment representing unpaid revenue for the royalty interest from January 1, 1993 through October 31, 1995. In December 1995, the working interest owner resumed monthly revenue payments. All of these revenue payments were calculated under the terms of the amended license agreement. Oil and gas sales revenue for the year ended March 31, 1996 included $682,503 in respect of the royalty interest for the current year, while $894,719 related to unpaid revenue relating to prior years.

(3)  NOTES PAYABLE TO AFFILIATE

     Notes payable to affiliate represents borrowings under a line of credit with NWO. The NWO line of credit provides for cumulative draws of up to $2,000,000 with interest payable monthly on the outstanding principal balance at the greater of the U.S. bank prime lending rate or 1 3/4% above the 30-day LIBOR. Borrowings under the line of credit are secured by the Company's 15% net profits interest in the offshore Greece oil and gas property and all proceeds from the pending litigation (see note 2).

     In September 1995, the Company entered into a Modification Agreement with NWO concerning the line of credit. The Modification Agreement provided that NWO would forebear collection of principal and interest on the line of credit until December 31, 1996. In addition, the annual interest rate was adjusted to 8.25%. In exchange, the Company was required to pursue funding from the sale of additional shares of its common stock, which offering was completed (see note 4).

     In December 1996, an Extension Agreement was executed extending the period of time during which NWO would forebear collection of principal and interest until March 31, 1997. In March 1997, another Extension Agreement was executed extending the forbearance period until March 31, 1998. This agreement allows the Company to retain 50% of all net profits interest payments received from Denison, with the remaining amount payable to NWO.

(4)  COMMON STOCK

     In January 1996, the Company issued 6,001,000 additional shares of common stock pursuant to a rights offering for proceeds of $524,093, net of offering costs. Each shareholder was offered the right to purchase 1.5325 shares of additional common stock for each share of common stock owned as of the record date at the price of $.10 per share. The Company used the proceeds to reimburse NWO for advances of legal fees and accrued interest thereon, and retained the remainder to fund its operations.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------------------

     The Company adopted an incentive plan in June 1976 which reserved 500,000 shares of common stock for stock options and 200,000 shares for stock grants to be awarded to Company officers, directors, and employees, including certain eligible consultants. At March 31, 1997, no stock options or grants were outstanding. At that date, 223,500 shares were available for future stock option awards and 115,626 shares were available for future stock grants.

(5)  INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                      Year ended March 31,
                                                   -------------------------
                                                   1997       1996      1995
                                                   ----       ----      ----
     Current:
       Foreign - Greece                        $  377,558    630,890      -
                                               ----------   ---------  --------

     Deferred:
       Foreign - Greece                          (134,658)  (118,664)  (93,476)
       U.S. federal                                21,325     18,800    16,204
                                               ----------   ---------  --------
          Total deferred income tax benefit      (113,333)   (99,864)  (77,272)
                                               ----------   ---------  --------
          Total income tax expense (benefit)     $264,225    531,026   (77,272)
                                               ----------   ---------  --------
                                               ----------   ---------  --------

     The reconciliation between tax expense computed by multiplying pretax income by the U.S. federal statutory tax rate of 34% and the reported amount of income tax expense is as follows:

                                                       Year ended March 31,
                                                       --------------------
                                                   1997         1996         1995
                                                   ----         ----         ----
     Computed at U.S. statutory tax rate        $  15,283      315,246     (297,117)
     Effect of Greek operations, including
       foreign tax credits                        227,617      196,980      203,641
     Other, net                                    21,325       18,800       16,204
                                                ---------      -------     ---------
          Income tax expense                    $ 264,225      531,026      (77,272)
                                                ---------      -------     ---------
                                                ---------      -------     ---------

     Greek income taxes are withheld from oil and gas revenue payments to the Company. The effective Greek income tax rate applicable to the Company's 15% net profits interest was reduced from 50% to 40% effective January 1, 1993 with respect to existing development areas. The 50% tax rate remains effective for areas outside the current development area.

     Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax liability at March 31, 1997 and 1996 relate to the Greece oil and gas property interest.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------------------

(6)  RELATED PARTY TRANSACTIONS

     The Company provides management services under a cost sharing arrangement to Cordillera Corporation (Cordillera), the beneficial controlling shareholders of the Company, and to San Miguel Valley Corporation (SMVC), an affiliate of Cordillera, under agreements providing for reimbursement of costs for actual time and expenses incurred on Cordillera and SMVC activities. In 1997, 1996, and 1995, such reimbursements amounted to approximately $278,000, $322,000, and $274,000, respectively, and have been included as other revenue in the accompanying consolidated statements of operations.

     Cordillera has a defined contribution pension plan and a 401(k) plan covering all qualified employees of the Company. Contributions to the pension plan are based on a percentage of employee compensation ranging from 6% to 11.7%. The Company is required to match employee contributions to the 401(k) plan to the extent of 6% of annual compensation. During 1997, 1996, and 1995, the Company recorded $39,886, $36,748, and $42,472, respectively, as pension expense under these plans.

     The Company had a deferred compensation agreement with a former officer that entitled this officer to receive $175,000 payable in a maximum of ten equal installments beginning January 1, 1988. The final installment of $17,500 was paid in January 1997.

     In fiscal 1983, the Board of Directors authorized a bonus of $25,000 to the president of the Company, payable as cash flow permits. The president has not been paid as of March 31, 1997, and the amount is included in accrued expenses in the accompanying consolidated balance sheets.

     The Company leases 2,562 square feet of space in an office building owned by Sorrento West Properties, Inc., a company indirectly owned and controlled by an officer and director of the Company. Rent payments were $29,463 for 1997, $26,675 for 1996 and $32,998 for 1995. Future minimum lease payments are $42,380, $43,554, and $43,554 for 1998, 1999 and 2000,
     respectively.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------------------

(7)  SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, DISCLOSURE ABOUT OIL AND GAS PRODUCING ACTIVITIES, (SFAS No. 69).

     (A)  OIL AND GAS REVENUE AND COST INFORMATION

          Revenue from and costs incurred in oil and gas producing activities for the fiscal years ended March 31, 1997, 1996 and 1995 are as follows:

                                                  Year ended March 31,
                                            -------------------------------
                                            1997         1996          1995
                                            ----         ----          ----

          OIL AND GAS REVENUE

          Greece (1)                     $ 943,895    1,577,222         -

          Less Greek income taxes paid    (377,558)    (630,890)        -
                                         ----------   ----------      -----

                                         $ 566,337      946,332         -
                                         ----------   ----------      -----
                                         ----------   ----------      -----

          (1) The Company's gross revenues are burdened only by Greek income taxes. The Company has no production costs since its property interest is a net profits interest.

                                                     Year ended March 31,
                                               -------------------------------
                                               1997          1996         1995
                                               ----          ----         ----

          CAPITALIZED COSTS RELATED TO OIL
            AND GAS PRODUCING ACTIVITIES

          Proved properties
            Greece                          $ 39,000,000   39,000,000   39,000,000

          Less accumulated depreciation,
            depletion and amortization       (38,263,165) (37,926,522) (37,629,909)
                                            ------------- ------------ ------------

                                            $    736,835    1,073,478    1,370,091
                                            ------------- ------------ ------------
                                            ------------- ------------ ------------

     (B)  INFORMATION REGARDING PROVED OIL AND GAS RESERVES

          The Company's interest in the oil and gas property offshore Greece consists of a contractual right to receive a 15% "net profits interest." Because the Company has a net profits interest and not a working interest in this property, the Company is only entitled to receive information regarding current monthly production quantities and net revenue. Consequently, certain information regarding the operations of the property is unavailable to the Company. In previous reports to the Commission, the Company has provided

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
------------------------------------------------------------------------------

(7) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED), (CONTINUED)

          information concerning estimated quantities of proved oil and gas reserves attributable to its Greek property which has been derived from publicly available information. Currently, there is no publicly available information which takes into consideration the effects of any drilling during 1993 through 1996. Similarly, the Company does not have access to the engineering data upon which these programs were based. Therefore, the Company is not in a position to estimate the potential future producible reserves and/or present value of future net revenues attributable to its Greek property.

          The Company estimates the present value of future net cash flows attributable to its Greek property in determining the ceiling limitation on the carrying amount of the property under the full cost method of accounting. The estimate is based on the historical cash flows and production profiles attributable to its interest, adjusted for current production and current prices. For purposes of calculating the ceiling limitation, the estimate of the present value of future net revenues attributable to its Greek property is based on the terms of the License Agreement as amended in 1993 and reflects production estimated as continuing through fiscal year 2001 at which time the Company estimates the field will no longer be economic under current prices and production profiles. As of March 31, 1997, the Company's estimate of the ceiling limitation under the full cost method of accounting is in excess of the carrying amount of its Greek property.

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


                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the members of the Registrant's Board of Directors and its executive officers, and sets forth the position with the Registrant held by each:

NAME                     AGE       POSITION
----                     ---       --------

James Neal Blue          62        Director; Chairman of the Board and Chief
                                   Executive Officer of the Registrant

Charles N. Haas          59        Director and President of the Registrant

John L. Redmond          66        Director and Vice President, International
                                   Exploration of the Registrant

Gene E. Burke, M.D.      67        Director

Sidney H. Stires         67        Director

Janet A. Holle           46        Vice President/Secretary of the Registrant

Lori A. Brundage         33        Treasurer and Chief Financial Officer of the
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

SIDNEY H. STIRES. Mr. Stires has been a director of the Registrant since 1980. During that time Mr. Stires has been the President of Stires , O'Donnell & Co., Inc., an investment banking company in New York, NY.

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

Based upon a review of Forms 3, 4 and 5 furnished to the Registrant with respect to the current fiscal year, these directors failed to file the following forms on a timely basis:

                         Number         Number of
                         of Late        Transactions
Name                     Reports        Covered             Late Reports
----                     -------        ------------        ------------

Sidney H. Stires            1                 1                Form 5

ITEM 10.  EXECUTIVE COMPENSATION

The following information summarizes compensation paid by Registrant to James N. Blue, Chief Executive Officer and Charles N. Haas, President.


                           SUMMARY COMPENSATION TABLE

                                                                         Long Term Compensation
                                                                 ------------------------------------
                               Annual Compensation                        Awards               Payout
                    ------------------------------------------   ------------------------------------
(a)                  (b)        (c)          (d)        (e)         (f)           (g)            (h)       (i)
----                ------    ------         -----     -----     --------       --------       ------    --------
                                                       Other
Name                Fiscal                             Annual    Restric-
and                 Year                               Compen-   ted Stock                     LTIP      All Other
Principal           Ended     Salary         Bonus     sation    Award(s)       Options/       Payouts   Compensa-
Position            March 31  ($)            ($)       ($)       ($)            SARs (#)       ($)       tion ($)


James N. Blue        1997     60,000 (1)        -        -          -              -            -           -
 Chairman of         1996     60,000 (1)        -        -          -              -            -           -
 the Board           1995     60,000 (1)        -        -          -              -            -           -
 and Chief
 Executive
 Officer

Charles N. Haas      1997    158,086 (2)        -        -          -              -            -     21,988 (2)(3)
 President           1996    158,886 (2)        -        -          -              -            -     21,562 (2)(3)
                     1995    158,762 (2)        -        -          -              -            -     21,899 (2)(3)


     (1)  Monthly officer's fee of $5,000.

     (2) A portion of the salary and compensation paid to Mr. Haas has been reimbursed based on cost sharing arrangements with other companies. (SEE ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

     (3) The Registrant is a participant in the Cordillera and Affiliated Companies' Money Purchase Pension Plan and 401(k) Plan, covering all qualified employees of the Registrant. The pension plan is a non-contributory defined contribution plan. Registrant contributions to this plan are based on 6% of total compensation not exceeding the limit established annually for the Federal Insurance Contribution Act
          (FICA) and 11.7% of compensation in excess of this limit up to a maximum of $150,000. Vesting begins after two years of service at a rate of 20% annually with full vesting subsequent to five years of service or upon retirement, death or permanent disability. The 401(k) plan provides for discretionary employee contribution of up to 10% of annual pre-tax earnings, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code. The Registrant is required to match contributions to the extent of 6% of annual employee compensation. Employer contributions to the plan vest immediately.


Members of Registrant's board of directors who are not employees of the Registrant or any of its affiliates receive directors' fees of $500 per month. Members of the board of directors who are employees do not receive directors' fees. Mr. Blue receives a monthly fee of $5,000 for services as an officer of the Registrant.

There are no employment contracts outstanding at this time. The Registrant had a deferred compensation agreement with a former officer entitling this officer to receive $175,000 payable in a maximum of ten equal installments beginning January 1, 1988 or, if such person dies prior to receiving all installments, payable at such time to his beneficiaries to the extent of the remaining balance. The final installment of $17,500 was paid in January 1997.

In fiscal 1983, the Board of Directors authorized a bonus of $25,000 to the president of the Registrant, payable as cash flow permits. The president has not been paid as of March 31, 1997 and the amount is included in accrued expenses in the accompanying balance sheets.

The Registrant has no compensation committee. James N. Blue and Charles N. Haas participated in all deliberations concerning executive officer compensation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 6, 1997 there were issued and outstanding 9,916,154 shares of Common Stock and is the Registrant's only class of voting securities. Holders of Common Stock are entitled to one vote per share on each matter upon which shareholders may be entitled to vote.

The following table sets forth information regarding shares of Common Stock of the Registrant beneficially owned as of June 6, 1997 by: (i) each person known by the Registrant to beneficially own 5% or more of the outstanding Common Stock, (ii) each director, (iii) each person named in the summary compensation table and (iv) all officers and directors as a group.

                                                           Nature of    Percentage of
Names and Addresses of Officers,          Amount of        Beneficial       Voting
Directors and Principal Shareholders     Common Stock      Ownership      Securities
------------------------------------     ------------      ---------      ----------

Allen & Company                             824,200     Sole voting and      8.3 %
and various affiliates (1)                                investment
711 Fifth Avenue                                            power
New York, NY 10022

International Hydrocarbons (2)            4,912,178     Sole voting and     49.5 %
c/o John E. Jones                                         investment
5000 S. Quebec Street, Suite 450                            power
Denver, CO 80237

International Cordillera Limited            545,800     Sole voting and      5.5 %
c/o WITC                                                  investment
8082 S. Niagara Way                                         power
Englewood, CO 80112

James N. Blue (3)(4)                         None            N/A             N/A
5000 S. Quebec St., Suite 450
Denver, CO 80237

Charles N. Haas (3)
5000 S. Quebec St., Suite 450
Denver, CO 80237                             None            N/A             N/A

Sidney H. Stires (3)                         30,000       As Trustee     less than 1 %
12 East 44th Street
New York, NY 10017

                                                           Nature of    Percentage of
Names and Addresses of Officers,          Amount of        Beneficial       Voting
Directors and Principal Shareholders     Common Stock      Ownership      Securities
------------------------------------     ------------      ---------      ----------

Gene E. Burke, M.D. (3)                      None            N/A             N/A
3555 Timmons, # 680
Houston, TX 77027

John L. Redmond (3)                          None            N/A             N/A
5000 S. Quebec St., Suite 450
Denver, CO 80237

All Directors and Officers                   30,000                     less than 1 %
 as a group (7 persons)

     (1) The information regarding Common Stock owned by Allen & Company is based on the information contained in the Amendment No. 1 to
          Schedule 13D dated April 20, 1987 filed by the persons and entities identified below, which reports the following ownership of the Common Stock (as adjusted for the issuance of 6,001,000 shares of Common Stock pursuant to the Rights Offering):

Names                                            Common Shares    Percentages
-----                                            -------------    -----------

Allen & Company                                     165,000          1.7 %

American Diversified Enterprises, Inc.              232,500          2.3

Herbert Anthony Allen,                               47,917           .5
  Susan Kathleen Wilson and Herbert
  Allen as Successor Trustees of Trust
  created by Herbert Allen pursuant to
  Agreement dated 12/1/64

Terry Allen Kramer and Irwin H. Kramer,              70,000           .7
  as Trustees U/A for Issuer of
  Terry Allen Kramer pursuant to
  Agreement dated 4/5/63

Toni Allen Goutal                                    55,500           .6

Angela Frances Allen Kramer                          43,700           .4

Nathaniel Charles Allen Kramer                       56,000           .6

Bruce Allen                                          20,000           .2

C. Robert Allen, IV                                   5,000           .1

Names                                            Common Shares    Percentages
-----                                            -------------    -----------

John Godwin Allen                                     5,000           .1

Luke Andrew Allen                                     5,000           .1

Thaddeus Mack Allen                                   5,000           .1

Evelyn Henry                                         52,000           .5

Marjorie Bisgood                                     59,500           .6

Bradley Roberts                                       2,083            *

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


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NWO LINE OF CREDIT

The Registrant has a $2,000,000 line of credit with NWO, the parent company of International Hydrocarbons, the Registrant's principal stockholder. The line of credit is secured by the Registrant's Prinos Interest. In March 1997, the Registrant executed an Extension Agreement whereby NWO agreed to forbear any collection proceedings on the line of credit until March 31, 1998. In addition, the Registrant may retain 50% of all net profits interest payments received from Denison to cover its operating expenses. As of March 31, 1997, the outstanding loan balance was $874,474.

Cordillera is a stockholder of NWO holding 60.667% of Class B common stock. Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, is president and a major stockholder of Cordillera.

MANAGEMENT AGREEMENTS

The Registrant has a cost sharing arrangement under which it provides management services to Cordillera and to San Miguel Valley Corporation (SMVC), an affiliate of Cordillera, pursuant to agreements providing for reimbursement of costs for actual time and expenses incurred on Cordillera and SMVC activities. In 1997, 1996 and 1995 such reimbursements amount to approximately $278,000, $322,000 and $274,000, respectively. Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, is president and a major stockholder of Cordillera.

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

EMPLOYEE BENEFIT PLANS

Cordillera has a defined contribution pension plan and a 401(k) plan covering all qualified employees of the Registrant. Contributions to the pension plan are based on a percentage of employee compensation ranging from 6% to 11.7%. The Registrant is required to match employee 401(k) contributions to the extent of 6% of annual compensation. During 1997, 1996, and 1995, the Registrant recorded $39,886, $36,748, and $42,472, respectively, as pension and 401(k) expense under these plans. Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, is president and a major stockholder of Cordillera.

LEASE OF CORPORATE HEADQUARTERS

The Registrant leases 2,562 square feet of space in an office building located
at 5000 South Quebec Street, Denver, Colorado.   The building is owned by
Sorrento West Properties, Inc., a company indirectly owned and controlled by Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, and his family. Rent payments for 1997, 1996 and 1995 were $29,463, $26,675 and $32,998, respectively. These payments include adjustments for the Registrant's proportionate share of operating expenses. Lease payments are estimated to be $42,400, $43,600 and $43,600 for 1998 through 2000, respectively. The
Registrant believes that, with respect to the lease of its corporate headquarters, it obtained terms no less favorable than what could have been obtained from unrelated parties in arms-length transactions.

BONUS

In fiscal 1983, the Board of Directors authorized a bonus of $25,000 to the president of the Registrant, payable as cash flow permits. The president has not been paid as of March 31, 1997.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
      REPORTS ON FORM 8-K

(a) 1. Financial statements filed as part of this Report in Item 7 are as follows:

         Independent Auditors' Report

         Consolidated Balance Sheets - March 31, 1997 and 1996

         Consolidated Statements of Operations and Accumulated Deficit - Years ended March 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows - Years ended
         March 31, 1997, 1996 and 1995

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

10.5             Letter Agreement with            Page 54 of the Report
                 Enterprise Oil Exploration       on Form 10-KSB for the
                 Limited and NMX Resources        year ended March 31, 1995
                 (Overseas) Limited dated
                 September 22, 1989

Exhibit Number   Name of Exhibit                  Location
--------------   ---------------                  --------

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

10.16            Promissory Note with NWO         Page 150 of the Report
                 Resources, Inc. dated            on Form 10-KSB for the
                 December 15, 1994                year ended March 31, 1995

10.17            Promissory Note with NWO         Page 151 of the Report
                 Resources, Inc. dated            on Form 10-KSB for the
                 January 1, 1995                  year ended March 31, 1995

10.18            Promissory Note with NWO         Page 152 of the Report
                 Resources, Inc. dated            on Form 10-KSB for the
                 February 15, 1995                year ended March 31, 1995

10.19            Modification Agreement           Exhibit 10.20 on Form SB-2
                 with NWO Resources, Inc.         filed October 6, 1995,
                 dated September 19, 1995         File # 33-63277

10.20            First Amendment to               Exhibit 10.21 on Form SB-2
                 Security Agreement with          filed October 6, 1995,
                 NWO Resources, Inc.              File # 33-63277
                 dated September 19, 1995

10.21            Letter dated August 22, 1995     Exhibit 10.22 on Form SB-2
                 from International Hydrocarbons  filed October 6, 1995,
                 regarding purchase of            File # 33-63277
                 unsubscribed stock in Rights
                 Offering

10.22            Extension Agreement              Exhibit 10.23 on Form SB-2,
                 with NWO Resources, Inc.         Amendment 2, filed
                 dated December 27, 1995          January 3, 1996,
                                                  File # 33-63277

10.23            Extension Agreement              Page 16 of the Report
                 with NWO Resources, Inc.         on Form 10-QSB for the
                 dated December 11, 1996          quarterly period
                                                  ended December 31, 1996

Exhibit Number   Name of Exhibit                  Location
--------------   ---------------                  --------

10.24            Second Addendum to               Page 42 of the
                 Office Building Lease            signed original
                 dated March 1, 1997              of this report.

10.25            Extension Agreement              Page 44 of the
                 with NWO Resources, Inc.         signed original of
                 dated March 10, 1996             this report


(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 OCEANIC EXPLORATION COMPANY
                                         (REGISTRANT)


                                 By     /s/ Charles N. Haas
                                        --------------------------
                                        Charles N. Haas, President

                                 Dated  June 25, 1997.
                                        --------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated, namely:

1.   By its principal executive officer.


Date:  June 25, 1997                    /s/ Charles N. Haas
       -------------------------        ------------------------------------
                                        Charles N. Haas, President


2.   And by its principal financial officer.


Date:  June 20, 1997                    /s/ Lori A. Brundage
       -------------------------        ------------------------------------
                                        Lori A. Brundage, Treasurer


3.   And by a majority of its board of directors.


Date:  June 26, 1997                    /s/ James N. Blue
       -------------------------        ------------------------------------
                                        James N. Blue, Director


Date:  June 25, 1997                    /s/ Charles N. Haas
       -------------------------        ------------------------------------
                                        Charles N. Haas, Director


Date:  June 20, 1997                    /s/ Sidney H. Stires
       -------------------------        ------------------------------------
                                        Sidney H. Stires,  Director