Form 10QSB
period 1997-06-30
OCEANIC EXPLORATION CO
filed 1997-08-11
CIK 73759

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997.

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


             ---------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

Shares outstanding at                                   Common $.0625 Par Value
July 31, 1997
9,916,154

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

ASSETS
------
                                              June 30,1997      March 31, 1997
                                              ------------      --------------

Cash                                          $    185,542           201,715

Receivables:
  Affiliates                                         7,907             2,904
  Other                                              1,800             2,551
                                               -----------       ------------
                                                     9,707             5,455

Prepaid expenses                                       982             1,428
                                               -----------       ------------

     Total current assets                          196,231           208,598
                                               -----------       ------------

Oil and gas property interests, full-cost
  method of accounting -- Greece (note 2)       39,000,000        39,000,000

Less accumulated amortization, depreciation
  and valuation allowance                      (38,327,665)      (38,263,165)
                                               -----------       ------------
                                                   672,335           736,835

Other assets                                         3,040             --
                                               -----------       ------------
                                              $    871,606           945,433
                                               -----------       ------------
                                               -----------       ------------

                                                                    (Continued)

                     OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS, CONTINUED




LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                   June 30, 1997  March 31, 1997
                                                   -------------  --------------
Current liabilities:
  Notes payable to affiliate (note 3)               $   833,061        874,474
  Accounts payable                                      210,971        187,767
  Accounts payable to affiliate                          60,000         60,000
  United Kingdom taxes payable, including
    accrued interest                                    468,494        456,337
  Accrued expenses                                       81,148         78,286
                                                    -----------     ----------
      Total current liabilities                       1,653,674      1,656,864
Deferred income taxes (note 4)                          568,104        594,865
                                                    -----------     ----------
      Total liabilities                               2,221,778      2,251,729
                                                    -----------     ----------

Stockholders' deficit:
  Preferred stock, $10 par value.  Authorized
    600,000 shares; none issued                              --             --
  Common stock, $.0625 par value.  Authorized
    12,000,000 shares; 9,916,154 shares issued and
    outstanding (note 5)                                619,759        619,759

  Capital in excess of par value                        155,696        155,696
  Accumulated deficit                                (2,125,627)    (2,081,751)
                                                    -----------     ----------
      Total stockholders' deficit                    (1,350,172)    (1,306,296)
                                                    -----------     ----------

Contingencies (note 2)

                                                    $   871,606        945,433
                                                    -----------     ----------
                                                    -----------     ----------


See accompanying notes to consolidated financial statements.

                       OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended
                                                      June 30,
                                             1997               1996
                                           --------------------------
Revenues:
  Oil and gas sales - Greece (note 2)      $  157,802         216,827
  Other                                        78,490          75,376
                                           ----------      ----------
                                              236,292         292,203
                                           ----------      ----------
Costs and expenses:
  Interest and financing costs                 23,342          26,763
  Exploration expenses                          4,024             691
  Amortization and depreciation                64,500          80,511
  General and administrative                  151,942         151,492
                                           ----------      ----------
                                              243,808         259,457
                                           ----------      ----------
   (Loss) income before income taxes           (7,516)         32,746

Income tax expense (note 4)                   (36,360)        (53,302)
                                           ----------      ----------
    Net loss                               $  (43,876)        (20,556)
                                           ----------      ----------
                                           ----------      ----------
 Loss per common share                     $     (.01)           (.01)
                                           ----------      ----------
                                           ----------      ----------

See accompanying notes to consolidated financial statements.

               OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended
                                                                           June 30,
                                                                      1997           1996
                                                                    -----------------------
Cash flows from operating activities:
  Net loss                                                          $(43,876)      (20,556)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Amortization and depreciation                                  64,500        80,511
       Deferred income tax benefit                                   (26,761)      (33,429)
       Increase in accounts receivable and due from affiliates        (4,252)       (2,923)
       (Increase) decrease in prepaid expenses and other assets       (2,594)          417
       Increase (decrease) in accounts payable and accounts payable
         to affiliate                                                 23,204       (59,653)
       Increase in United Kingdom taxes payable, including accrued
         interest payable, and accrued expenses                       15,019         8,814
                                                                    ---------     ---------
       Net cash provided by (used in) operating activities            25,240       (26,819)
                                                                    ---------     ---------
Cash flows from financing activities:
    Repayments of notes payable to affiliate                         (41,413)      (75,416)
                                                                    ---------     ---------
        Net decrease in cash                                         (16,173)     (102,235)
                                                                    ---------     ---------
Cash at beginning of period                                          201,715       642,650
                                                                    ---------     ---------
Cash at end of period                                               $185,542       540,415
                                                                    ---------     ---------
                                                                    ---------     ---------

       See accompanying notes to consolidated financial statements.

                 OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated balance sheet as of March 31, 1997 which has been derived from audited statements and the unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made which are necessary for the fair presentation of the periods presented. The accounting policies of the Registrant are set forth in the financial statements and notes thereto and are included in the Registrant's latest annual report on Form 10-KSB. It is suggested that these consolidated financial statements be read in conjunction with that document.

(2) OIL AND GAS SALES - GREECE

    Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement entered into in June 1975 (the "License Agreement"). The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. Denison Mines, Ltd. ("Denison"), the working interest owner having the contractual obligation to the Registrant for the 15% net profits interest, (also called "Prinos Interest" in some parts of this Report) has asserted that the calculation of the amounts due to the Registrant should be based on the amended agreement with the Greek government. The Registrant disagrees with this interpretation and has commenced a legal action in Canada seeking a declaration by the Ontario Court of Justice (General Division) in Toronto, Canada (the "Court") that amounts due the Registrant attributable to its 15% net profits interest be calculated based on the terms of the License Agreement before this amendment. In December 1996, the Registrant received notification that the Court had issued a judgment in its favor. The Court ordered Denison to pay $4,000,000 plus interest to the Registrant for the period from January 1, 1993 through December 31, 1995 and to make payments to the Registrant subsequent to December 31, 1995 also based on the terms of the original license agreement. The Court also awarded court costs to the Registrant which are anticipated to be approximately $107,000. Denison subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely have to be made by the Appellate Court. While the Registrant believes it has a reasonable probability of prevailing in its action, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying consolidated financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant. It should be noted that if the appeal by Denison is successful, the Registrant will remain entitled to payment of the Prinos Interest calculated in accordance with the terms of the License Agreement, as amended. The amounts of such payments would be substantially lower than the payments received prior to January 1, 1993.

    In response to the legal action, the working interest owner had ceased remitting payment to the Registrant and, accordingly, no revenue was received for the period from January 1, 1993 to October 31, 1995. In November 1995, the Registrant received a payment from the working interest owner for this period. In December 1995, the working interest owner resumed monthly revenue payments. All of these revenue payments were calculated under the terms of the amended License Agreement.

(3) NOTES PAYABLE

    Notes payable to affiliate at March 31, 1997 and June 30, 1997 represent borrowings under a $2,000,000 line of credit established in favor of the Registrant by NWO Resources, Inc. ("NWO"), the parent company of International Hydrocarbons, the Registrant's majority stockholder. The NWO line of credit provides for cumulative draws of up to $2,000,000 with interest payable monthly on the outstanding balance at the greater of the U.S. bank prime lending rate or 1-3/4% above the 30-day LIBOR. The line of credit is secured by the Registrant's 15% net profits interest in the offshore Greece oil and gas property and all proceeds from the pending litigation. Prior to the end of fiscal year 1995, the Registrant's credit line was exhausted and the Registrant had no resources to make monthly interest payments on the advances under the line of credit.

    In September 1995, the Registrant entered into a Modification Agreement with NWO (the "Modification Agreement") concerning the line of credit. The Modification Agreement provided that NWO would forbear collection of principal and interest on the line of credit until December 31, 1996. In addition, the annual interest rate was adjusted to 8.25%. In exchange, the Registrant was required to pursue funding from the sale of additional shares of its common stock, which offering was completed.

    In December 1996, an Extension Agreement was executed extending the period of time during which NWO would forbear collection of principal and interest until March 31, 1997. In March 1997, another Extension Agreement was executed extending the forbearance period until March 31, 1998. This agreement allows the Registrant to retain 50% of all net profits interest payments from Denison, with the remaining amount payable to NWO.

    As of June 30, 1997, the outstanding loan balance was $833,061. The Registrant does not believe that the payments made under the net profits interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO by March 31, 1998.

(4) INCOME TAXES

    Income tax (expense) benefit consists of the following:

                                      Three Months Ended
                                            June 30,
                                       1997         1996
                                   -----------------------

Current:
  Foreign - Greece                 $  (63,121)    (86,731)
Deferred:
  Foreign - Greece                     26,761      33,429
                                   ----------     -------
      Total income tax expense     $  (36,360)    (53,302)
                                   ----------     -------
                                   ----------     -------

(5) COMMON STOCK

    In accordance with the terms of the Modification Agreement, the Registrant filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission on October 6, 1995 for the purpose of registering 6,001,000 shares of additional common stock to be issued pursuant to a rights offering ("Rights Offering"). In January 1996, the Registrant raised $524,093, net of offering costs, from the Rights Offering. The Registrant used the proceeds to reimburse NWO for advances of legal fees and accrued interest thereon, and retained the remainder to fund future operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Registrant's principal source of revenue, its net profits interest in an oil and gas concession located offshore Greece, is currently the subject of litigation. Denison, who has the contractual obligation to pay the net profits interest, has asserted that the calculation of the amounts due the Registrant should be based upon the 1993 amendment to the License Agreement. Payments received under the amended License Agreement are significantly lower.

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

    When payments for the net profits interest were suspended in 1994, the Registrant funded its operations through draws against the line of credit established with NWO. Prior to the end of fiscal year 1995, the Registrant's credit line was exhausted. During the first half of fiscal year 1996, the Registrant had no resources to make monthly interest payments on the advances under the line of credit.

    On September 19, 1995, the Registrant entered into the Modification Agreement with NWO. The Modification Agreement, secured by the Registrant's Prinos Interest and all proceeds from the Registrant's lawsuit against Denison, provided for limited funding of litigation expenses and temporary relief from any collection actions by NWO. The Modification Agreement also allowed the Registrant to retain up to $200,000 of any proceeds received for its net profits interest for general working capital purposes.

    On November 27, 1995, the Registrant received $810,522 from Denison representing unpaid revenues for its net profits interest. These revenues covered the period from January 1, 1993 through October 31, 1995, and are calculated under the terms of the License Agreement as amended in 1993. This payment was made in connection with the agreement of Denison to withdraw the counterclaim filed by Denison against the Registrant. As of December 1995, Denison has resumed monthly revenue payments to the Registrant for its net profits interest as calculated under the terms of the amended License Agreement. Pursuant to the Modification Agreement, the Registrant retained $200,000 from the payment received from Denison. On November 30, 1995, the Registrant paid NWO $610,522. $92,402 was applied to accrued interest and $518,120 was applied to the loan leaving an outstanding balance under the line of credit of $1,481,880. Future payments by Denison for the net profits interest will also be applied to the Registrant's obligations to NWO pursuant to the Modification Agreement.

    In February 1996, the Registrant was able to successfully raise $524,093, net of offering costs, in connection with the sale of 6,001,000 shares of additional common stock through the Rights Offering. Pursuant to the terms of the Modification Agreement with NWO, $64,107 from the Rights Offering was used to reimburse NWO for advances made to the Registrant for legal fees; $61,876 and $2,231 were applied to the principal and accrued interest, respectively.

    In March 1997, the Registrant executed an Extension Agreement to the Modification Agreement whereby NWO agreed to forbear any collection proceedings on the line of credit until March 31, 1998. In addition, the Registrant may retain 50% of all net profits interest payments received to cover its operating expenses. The Registrant estimates that these funds, in addition to those from the Rights Offering, will be sufficient to fund the litigation and limited operations through at least March 31, 1998.

    As of June 30, 1997, the outstanding loan balance was $833,061. The Registrant does not believe that the payments made under the Prinos Interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO by March 31, 1998.

    The Registrant's net profits interest in the offshore Greece property is currently the subject of litigation. In June 1994, the Registrant commenced legal action against the company having the contractual obligation to pay the net profits interest. The Registrant was seeking a declaration by the Court that amounts due the Registrant attributable to its interest be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. In September 1996, the lawsuit went to trial. In December 1996, the Registrant received notification that the Court had rendered a judgment in the Registrant's favor. The defendant subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely be made by the Appellate Court. While the Registrant believes there is a reasonable probability of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time.

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

    If the litigation with Denison is resolved in the Registrant's favor and payments are resumed under the net profits interest as calculated under the License Agreement prior to the 1993 amendment, that revenue should be sufficient to fund on-going operations and limited new exploration activities. There is no assurance as to how long the Prinos property will continue to produce oil and gas and, accordingly, how long the Registrant can expect revenue from its Prinos Interest.

    The financial statements do not include any adjustments that might result from the uncertainties described above.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In June 1994, the Registrant commenced legal action against Denison seeking a declaration by the Court that amounts due the Registrant attributable to its net profits interest in certain oil and gas producing areas offshore Greece be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. On December 13, 1996, the Registrant received notification that the Ontario Court of Justice (General Division) in Toronto, Canada, had issued a judgment in its favor. Specifically, the Court found that Denison is obligated to pay the Registrant its 15% net profits interest in accordance with the terms of the License Agreement prior to the 1993 amendment. First, the Court ordered Denison to pay $4,000,000 plus interest to the Registrant for the period January 1, 1993 through December 31, 1995. Second, the Court ordered Denison to make payments to the Registrant subsequent to December 31, 1995, also calculated based on the terms of the original License Agreement. Lastly, the Court awarded court costs to the Registrant which are anticipated to be approximately $107,000. Subsequent to receiving the judgment from the Court, Denison filed a Notice of Appeal with the Court in which it requested that the judgment be set aside for errors in the judge's findings. The Registrant disagrees that there were errors made. Therefore, it appears that the final determination will likely have to be made by the Appellate Court. While the Registrant believes there is a reasonable probability of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant.

    In November, 1995, Denison agreed to withdraw its counterclaim filed against the Registrant in connection with the litigation between the parties.

    See the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997, for a more detailed discussion of these legal proceedings.

ITEM 2.  CHANGE IN SECURITIES

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.  OTHER INFORMATION

    In August 1995, the Registrant was notified by the Pacific Stock Exchange (the "Exchange") that it was subject to the initiation of delisting procedures for failure to maintain the minimum standards as a Tier II Security on the Exchange. In January 1996, the National Association of Securities Dealers, Inc. approved the right for the Registrant's common stock to be quoted on the OTC Bulletin Board under the symbol OCEX.U.

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

                                       OCEANIC EXPLORATION COMPANY



Date: August 6, 1997                   /s/ Charles N. Haas
      ------------------------         -------------------------------------
                                       Charles N. Haas
                                       President



Date: August 6, 1997                   /s/ Lori A. Brundage
      ------------------------         -------------------------------------
                                       Lori A. Brundage
                                       Treasurer and Chief Financial Officer