Form 10-Q
period 1997-09-30
OCEANIC EXPLORATION CO
filed 1997-11-12
CIK 73759

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997.

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

Shares outstanding at                                   Common $.0625 Par Value
October 31, 1997
9,916,154

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

 ASSETS
                                        September 30,1997      March 31, 1997
                                        -----------------      --------------

 Cash                                     $    106,139               201,715

 Receivables:
   Oil and gas revenues                         42,774                 1,680
   Affiliates                                    3,340                 2,904
   Other                                           186                   871
                                          ------------           -----------
                                                46,300                 5,455

 Prepaid expenses                                2,482                 1,428
                                          ------------           -----------

      Total current assets                     154,921               208,598
                                          ------------           -----------

 Oil and gas property interests, full-
   cost method of accounting --
   Greece (note 2)                          39,000,000            39,000,000

 Less accumulated amortization,
   depreciation and valuation allowance    (38,392,065)          (38,263,165)
                                          ------------           -----------
                                               607,935               736,835

 Other assets                                    2,880                --
                                          ------------           -----------

                                          $    765,736               945,433
                                          ------------           -----------
                                          ------------           -----------

                                                                    (Continued)

                 OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, CONTINUED
                                  (UNAUDITED)


 LIABILITIES AND STOCKHOLDERS' DEFICIT

                                             September 30, 1997   March 31, 1997
                                             ------------------   --------------

 Current liabilities:
   Notes payable to affiliate (note 3)         $   814,690          874,474
   Accounts payable                                164,254          187,767
   Accounts payable to affiliate                    60,000           60,000
   United Kingdom taxes payable,
     including accrued interest                    460,818          456,337
   Accrued expenses                                 69,077           78,286
                                               -----------      -----------

      Total current liabilities                  1,568,839        1,656,864

 Deferred income taxes (note 4)                    540,222          594,865
                                               -----------      -----------

      Total liabilities                          2,109,061        2,251,729
                                               -----------      -----------

 Stockholders' deficit:
    Preferred stock, $10 par value.
      Authorized 600,000 shares; none
      issued                                         --               --
    Common stock, $.0625 par value.
      Authorized 12,000,000 shares;
      9,916,154 shares issued and
      outstanding (note 5)                         619,759          619,759
    Capital in excess of par value                 155,696          155,696
    Accumulated deficit                         (2,118,780)      (2,081,751)
                                               -----------      -----------

      Total stockholders' deficit               (1,343,325)      (1,306,296)
                                               -----------      -----------

 Contingencies (note 2)
                                               $   765,736          945,433
                                               -----------      -----------
                                               -----------      -----------


 See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 Six Months Ended            Three Months Ended
                                                   September 30,                September 30,
                                               1997           1996            1997          1996
                                            --------------------------    -------------------------
  Revenues:
    Oil and gas sales - Greece (note 2)     $ 404,660        539,048        246,858       322,221
    Other                                     162,977        149,640         84,487        74,264
                                            ---------       --------        -------       -------
                                              567,637        688,688        331,345       396,485
                                            ---------       --------        -------       -------

  Costs and expenses:
    Interest and financing costs               45,804         62,417         22,462        35,654
    Exploration expenses                       23,286          8,255         19,262         7,564
    Amortization and depreciation             128,900        161,000         64,400        80,489
    General and administrative                299,455        382,316        147,513       230,824
                                            ---------       --------        -------       -------
                                              497,445        613,988        253,637       354,531
                                            ---------       --------        -------       -------

    Income before income taxes                 70,192         74,700         77,708        41,954

  Income tax expense (note 4)                (107,221)      (148,758)       (70,861)      (95,456)
                                            ---------       --------        -------       -------

      Net (loss) income                     $ (37,029)       (74,058)         6,847       (53,502)
                                            ---------       --------        -------       -------
                                            ---------       --------        -------       -------

  (Loss) income per common share            $    (.01)          (.01)           .01          (.01)
                                            ---------       --------        -------       -------
                                            ---------       --------        -------       -------

  See accompanying notes to consolidated financial statements.

                   OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                                    September 30,
                                                                                 1997          1996
                                                                              -----------------------
  Cash flows from operating activities:
    Net loss                                                                  $ (37,029)     (74,058)

    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Amortization and depreciation                                          128,900      161,000
         Deferred income tax benefit                                            (54,643)     (66,861)
         Increase in accounts receivable and due from affiliates                (40,845)     (85,672)
         Increase in prepaid expenses and other assets                           (3,934)        (821)
         (Decrease) increase in accounts payable and accounts payable
           to affiliate                                                         (23,513)       1,476
         (Decrease) increase in United Kingdom taxes payable, including
           accrued interest payable, and accrued expenses                        (4,728)      34,784
                                                                              ---------     --------

         Net cash used in operating activities                                  (35,792)     (30,152)
                                                                              ---------     --------

  Cash flows from financing activities:
    Repayments of notes payable to affiliate                                    (59,784)    (149,331)
                                                                              ---------     --------

         Net decrease in cash                                                   (95,576)    (179,483)
                                                                              ---------     --------

  Cash at beginning of period                                                   201,715      642,650
                                                                              ---------     --------

  Cash at end of period                                                       $ 106,139      463,167
                                                                              ---------     --------
                                                                              ---------     --------

  See accompanying notes to consolidated financial statements.

                 OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997

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

(2)   OIL AND GAS SALES - GREECE

      Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement entered into in June 1975 (the "License Agreement"). The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty
interest.   Denison Mines, Ltd. ("Denison"), the working interest owner having the contractual obligation to the Registrant for the 15% net profits interest, (also called "Prinos Interest" in some parts of this Report) asserted that the calculation of the amounts due to the Registrant should be based on the amended agreement with the Greek government. The Registrant disagreed with this interpretation and commenced a legal action in Canada seeking a declaration by the Ontario Court of Justice (General Division) in Toronto, Canada (the "Court") that amounts due the Registrant attributable to its 15% net profits interest be calculated based on the terms of the License
Agreement before this amendment.   In December 1996, the Registrant received
notification that the Court had issued a judgment in its favor. The Court ordered Denison to pay approximately $4,000,000 plus interest to the Registrant for the period from January 1, 1993 through December 31, 1995 and to make payments to the Registrant subsequent to December 31, 1995 also based on the terms of the original license agreement. The Court also awarded court costs to the Registrant which are anticipated to be approximately $107,000. Denison subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely have to be made by the Appellate Court. While the Registrant believes it has a reasonable probability of prevailing in its action, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying consolidated financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant. It should be noted that if the appeal by Denison is successful, the Registrant will only be entitled to payment of the Prinos Interest calculated in accordance with the terms of the License Agreement, as amended. The amounts of such payments would be substantially lower than the payments received prior to January 1, 1993.

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

(3)   NOTES PAYABLE

      Notes payable to affiliate at March 31, 1997 and September 30, 1997 represent borrowings under a $2,000,000 line of credit established in favor of the Registrant by NWO Resources, Inc. ("NWO"), the parent company of International Hydrocarbons, the Registrant's majority stockholder. The NWO line of credit provides for cumulative draws of up to $2,000,000 with interest payable monthly on the outstanding balance at the greater of the U.S. bank prime lending rate or 1- 3/4% above the 30-day LIBOR. The line of credit is secured by the Registrant's 15% net profits interest in the offshore Greece oil and gas property and all proceeds from the pending litigation. Prior to the end of fiscal year 1995, the Registrant's credit line was exhausted and the Registrant had no resources to make monthly interest payments on the advances under the line of credit.

      In September 1995, the Registrant entered into a Modification Agreement with NWO (the "Modification Agreement") concerning the line of credit. The Modification Agreement provided that NWO would forbear collection of principal and interest on the line of credit until December 31, 1996. In addition, the annual interest rate was adjusted to 8.25%. In exchange, the Registrant was required to pursue funding from the sale of additional shares of its common stock, which offering was subsequently completed.

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

      As of September 30, 1997, the outstanding loan balance was $814,690. The Registrant does not believe that the payments made under the net profits interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO by March 31, 1998.

(4)   INCOME TAXES

      Income tax (expense) benefit consists of the following:

                                                   Six Months Ended
                                                    September 30,
                                                  1997          1996
                                               ----------     ---------
  Current:
       Foreign - Greece                         (161,864)     (215,439)

  Deferred:
       Foreign - Greece                           54,643        66,681
                                               ----------     ---------

            Total income tax expense           $(107,221)     (148,758)
                                               ----------     ---------
                                               ----------     ---------

(5)   COMMON STOCK

      In accordance with the terms of the Modification Agreement, the Registrant filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission on October 6, 1995 for the purpose of registering 6,001,000 shares of additional common stock to be issued pursuant to a rights offering ("Rights Offering"). In January 1996, the Registration Statement became effective and the Registrant raised $524,093, net of offering costs, from the Rights Offering. The Registrant used the proceeds to reimburse NWO for advances of legal fees and accrued interest thereon, and retained the remainder to fund its operations.

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

     On November 27, 1995, the Registrant received $810,522 from Denison representing unpaid revenues for its net profits interest. These revenues covered the period from January 1, 1993 through October 31, 1995, and are calculated under the terms of the License Agreement as amended in 1993. This payment was made in connection with the agreement of Denison to withdraw the counterclaim filed by Denison against the Registrant. As of December 1995, Denison resumed monthly revenue payments to the Registrant for its net profits interest as calculated under the terms of the amended License Agreement. Pursuant to the Modification Agreement, the Registrant retained $200,000 from the payment received from Denison. On November 30, 1995, the Registrant paid NWO $610,522. $92,402 was applied to accrued interest and $518,120 was applied to the loan leaving an outstanding balance under the line of credit of $1,481,880. Future payments by Denison for the net profits interest will also be applied to the Registrant's obligations to NWO pursuant to the Modification Agreement.

     In January 1996, the Registrant was able to successfully raise $524,093, net of offering costs, in connection with the sale of 6,001,000 shares of additional common stock through the Rights Offering. Pursuant to the terms of the Modification Agreement with NWO, $64,107 from the Rights Offering was used to reimburse NWO for advances made to the Registrant for legal fees; $61,876 and $2,231 were applied to the principal and accrued interest, respectively.

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

     As of September 30, 1997, the outstanding loan balance was $814,690. The Registrant does not believe that the payments made under the Prinos Interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO by March 31, 1998.

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



                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In June 1994, the Registrant commenced legal action against Denison seeking a declaration by the Court that amounts due the Registrant attributable to its net profits interest in certain oil and gas producing areas offshore Greece be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. On December 13, 1996, the Registrant received notification that the Ontario Court of Justice (General Division) in Toronto, Canada, had issued a judgment in its favor. Specifically, the Court found that Denison is obligated to pay the Registrant its 15% net profits interest in accordance with the terms of the License Agreement prior to the 1993 amendment. First, the Court ordered Denison to pay approximately $4,000,000 plus interest to the Registrant for the period January 1, 1993 through December 31, 1995. Second, the Court ordered Denison to make payments to the Registrant subsequent to December 31, 1995, also calculated based on the terms of the original License Agreement. Lastly, the Court awarded court costs to the Registrant which are anticipated to be approximately $107,000. Subsequent to receiving the judgment from the Court, Denison filed a Notice of Appeal with the Court in which it requested that the judgment be set aside for errors in the judge's findings. The Registrant disagrees that there were errors made. Therefore, it appears that the final determination will likely have to be made by the Appellate Court. While the Registrant believes there is a reasonable probability of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     In August 1995, the Registrant was notified by the Pacific Stock Exchange (the "Exchange") that it was subject to the initiation of delisting procedures for failure to maintain the minimum standards as a Tier II Security on the Exchange and effective October 3, 1995, the Registrant's common stock was delisted from the Exchange. In January 1996, the National Association of Securities Dealers, Inc. granted its approval for the Registrant's common stock to be quoted on the OTC Bulletin Board under the symbol OCEX.U.

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

                                       OCEANIC EXPLORATION COMPANY



Date: November 7, 1997                 /s/ Charles N. Haas
     ---------------------------       ---------------------------------------
                                       Charles N. Haas
                                       President



Date: November 7, 1997                 /s/ Lori A. Brundage
     ---------------------------       ---------------------------------------
                                       Lori A. Brundage
                                       Treasurer and Chief Financial Officer