Form 10QSB
period 1997-12-31
OCEANIC EXPLORATION CO
filed 1998-02-11
CIK 73759

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                          FORM 10-QSB


(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the quarterly period ended December 31, 1997.

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

                                               YES  X    NO
                                                  ----     ----

Shares outstanding at                                  Common $.0625 Par Value
January 31, 1998
9,916,154

                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

          OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)


ASSETS

                                              December 31, 1997      March 31, 1997
                                              -----------------      --------------

Cash                                                $    108,773           201,715

Receivables:
 Affiliates                                                5,938             2,904
 Other                                                     1,866             2,551
                                                    ------------       -----------

                                                           7,804             5,455

Prepaid expenses                                           1,982             1,428
                                                    ------------       -----------

   Total current assets                                  118,559           208,598
                                                    ------------       -----------

Oil and gas property interests, full-cost method
 of accounting -- Greece (note 2)                     39,000,000        39,000,000

Less accumulated amortization, depreciation
 and valuation allowance                             (38,456,565)      (38,263,165)
                                                    ------------       -----------
                                                         543,435           736,835

Other assets                                               2,720             --
                                                    ------------       -----------

                                                    $    664,714           945,433
                                                    ------------       -----------
                                                    ------------       -----------





                                                     (Continued)

             OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS, CONTINUED
                             (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT


                                              December 31, 1997      March 31, 1997
                                              -----------------      --------------

Current liabilities:
 Notes payable to affiliate (note 3)              $    792,636              874,474
 Accounts payable                                      203,018              187,767
 Accounts payable to affiliate                          60,000               60,000
 United Kingdom taxes payable, including
  accrued interest                                     466,089              456,337
 Accrued expenses                                      101,954               78,286
                                                 -------------           ----------

  Total current liabilities                          1,623,697            1,656,864

Deferred income taxes (note 4)                         512,837              594,865
                                                 -------------           ----------

  Total liabilities                                  2,136,534            2,251,729
                                                 -------------           ----------
Stockholders' deficit:
 Preferred stock, $10 par value.  Authorized
  600,000 shares; none issued                           --                   --
 Common stock, $.0625 par value.  Authorized
  12,000,000 shares; 9,916,154 shares issued and
  outstanding (note 5)                                619,759               619,759
 Capital in excess of par value                       155,696               155,696
 Accumulated deficit                               (2,247,275)           (2,081,751)
                                                 -------------           ----------

  Total stockholders' deficit                      (1,471,820)           (1,306,296)
                                                 -------------           ----------

Contingencies (note 2)

                                                  $   664,714               945,433
                                                 -------------           ----------
                                                 -------------           ----------

See accompanying notes to consolidated financial statements.

                                 OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)




                                                     Nine Months Ended           Three Months Ended
                                                         December 31,                December 31,
                                                   1997           1996           1997           1996
                                              ----------------------------    ---------------------------
Revenues:
  Oil and gas sales - Greece (note 2)         $  429,003        745,828         24,343         206,780
  Other                                          241,204        222,603         78,227          72,963
                                              ----------      ---------       --------       ---------
                                                 670,207        968,431        102,570         279,743
                                              ----------      ---------       --------       ---------
Costs and expenses:
  Interest and financing costs                    68,019         92,194         22,215          29,777
  Exploration expenses                            28,937         12,540          5,651           4,285
  Amortization and depreciation                  193,400        241,500         64,500          80,500
  General and administrative                     455,802        595,477        156,347         213,161
                                              ----------      ---------       --------       ---------
                                                 746,158        941,711        248,713         327,723
                                              ----------      ---------       --------       ---------
(Loss) income before income taxes                (75,951)        26,720       (146,143)        (47,980)

Income tax (expense) benefit (note 4)            (89,573)      (198,072)        17,648         (49,314)
                                              ----------      ---------       --------       ---------
    Net  loss                                  $(165,524)      (171,352)      (128,495)        (97,294)
                                              ----------      ---------       --------       ---------
                                              ----------      ---------       --------       ---------
Loss per common share                          $    (.02)          (.02)         ( .01)           (.01)
                                              ----------      ---------       --------       ---------
                                              ----------      ---------       --------       ---------


See accompanying notes to consolidated financial statements.

                       OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)



                                                                             Nine Months Ended
                                                                                December 31,
                                                                            1997          1996
                                                                         -----------------------
Cash flows from operating activities:
  Net loss                                                               $  (165,524)    (171,352)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Amortization and depreciation                                         193,400      241,500
       Deferred income tax benefit                                           (82,028)    (100,259)
       Increase in accounts receivable and due from affiliates                (2,349)     (11,470)
       Increase in prepaid expenses and other assets                          (3,274)        (375)
       Increase (decrease) in accounts payable and accounts payable
         to affiliate                                                         15,251      (70,379)
       Increase in United Kingdom taxes payable, including accrued
         interest payable, and accrued expenses                               33,420       94,207
                                                                         -----------    ----------
       Net cash used in operating activities                                 (11,104)     (18,128)

Cash flows from financing activities:
  Repayments of notes payable to affiliate                                   (81,838)    (328,050)
                                                                         -----------    ----------
       Net decrease in cash                                                  (92,942)    (346,178)
                                                                         -----------    ----------
Cash at beginning of period                                                  201,715      642,650
                                                                         -----------    ----------
Cash at end of period                                                     $  108,773      296,472
                                                                         -----------    ----------
                                                                         -----------    ----------


See accompanying notes to consolidated financial statements.

          OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997

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

    In January 1998, Denison notified the Registrant that based upon current price and production levels, it anticipates that 1998 may be the final year of production for the Prinos and Prinos North Fields. Based upon the original license agreement, Denison is entitled to 100% cost recovery during the last year of production. Although Denison has notified the Registrant that it intends to suspend payments of the 15% net profits interest in anticipation of this being the final year, the Registrant has notified Denison that pursuant to the Oil Payment and Net Earnings Interest Agreement between Denison and the Registrant, Denison may not suspend payments to the Registrant prior to formal declaration to the Greek government of this being the last year of production.

(3) NOTES PAYABLE

    Notes payable to affiliate at March 31, 1997 and December 31, 1997 represent borrowings under a $2,000,000 line of credit established in favor of the Registrant by NWO Resources, Inc. ("NWO"), the parent company of International Hydrocarbons, the Registrant's majority stockholder. The NWO line of credit provides for cumulative draws of up to $2,000,000 with interest payable monthly on the outstanding balance at the greater of the U.S. bank prime lending rate or 1-3/4% above the 30-day LIBOR. The line of credit is secured by the Registrant's 15% net profits interest in the offshore Greece oil and gas property and all proceeds from the pending litigation. Prior to the end of fiscal year 1995, the Registrant's credit line was exhausted and the Registrant had no resources to make monthly interest payments on the advances under the line of credit.

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

    In December 1996, an Extension Agreement was executed extending the period of time during which NWO would forbear collection of principal and interest until March 31, 1997. In March 1997, another Extension Agreement was executed extending the forbearance period until March 31, 1998. This agreement allows the Registrant to retain 50% of all net profits interest payments from Denison, with the remaining amount to be paid to NWO.

    As of December 31, 1997, the outstanding loan balance was $792,636. The Registrant does not believe that if payments are resumed under the net profits interest as calculated under the terms of the amended License Agreement at current production and price levels that they will be sufficient to repay the obligations owed to NWO by March 31, 1998.

(4) INCOME TAXES

    Income tax (expense) benefit consists of the following:


                                                          Nine Months Ended
                                                             December 31,
                                                          1997          1996
                                                         ------       --------

Current:
     Foreign - Greece                                  (171,601)      (298,331)

Deferred:
     Foreign - Greece                                    82,028        100,259
                                                     -----------     ----------
          Total income tax expense                   $  (89,573)      (198,072)
                                                     -----------     ----------
                                                     -----------     ----------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Registrant's principal source of revenue, its net profits interest in an oil and gas concession located offshore Greece, is currently the subject of litigation. Denison, who has the contractual obligation to pay the net profits interest, has asserted that the calculation of the amounts due the Registrant should be based upon the 1993 amendment to the License Agreement. Any payments received under the amended License Agreement are significantly lower.

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

    In January 1998, Denison notified the Registrant that based upon current price and production levels, it anticipates that 1998 may be the final year of production for the Prinos and Prinos North Fields. Based upon the original license agreement, Denison is entitled to 100% cost recovery during the last year of production. Although Denison has notified the Registrant that it intends to suspend payments of the 15% net profits interest in anticipation of this being the final year, the Registrant has notified Denison that pursuant to the Oil Payment and Net Earnings Interest Agreement between Denison and the Registrant, Denison may not suspend payments to the Registrant prior to formal declaration to the Greek government of this being the last year of production.

    As of December 31, 1997, the outstanding loan balance was $792,636. The Registrant does not believe that if payments are resumed under the net profits interest as calculated under the terms of the amended License Agreement at current production and price levels that they will be sufficient to repay the obligations owed to NWO by March 31, 1998.

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

     If the final determination is not favorable, the Registrant will still have its Prinos Interest; however, the revenue stream will be substantially reduced or possibly eliminated. If such unfavorable outcome occurs, it is unlikely the payments made under the Prinos Interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations owed to NWO. The Registrant may be forced to liquidate its assets, and in such case, little if any assets would be available for distribution to shareholders.

     If the litigation with Denison is resolved in the Registrant's favor and payment on such is received from Denison, those proceeds should be sufficient to fund on-going operations and limited new exploration activities. As previously indicated, the Registrant has been informed by Denison that this may be the final year of production. Consequently, there is no assurance as to how long the Prinos property will continue to produce oil and gas and, accordingly, if the Registrant can expect revenue from its Prinos Interest, and if so, for how long.

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

                                              OCEANIC EXPLORATION COMPANY



Date:      February 6, 1998                       /s/ Charles N. Haas
     -----------------------------      --------------------------------------
                                                     Charles N. Haas
                                                        President



Date:      February 6, 1998                       /s/  Lori A. Brundage
     -----------------------------      --------------------------------------
                                                     Lori A. Brundage
                                         Treasurer and Chief Financial Officer