Form 10KSB
period 1998-03-31
OCEANIC EXPLORATION CO
filed 1998-06-29
CIK 73759

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

(Mark one)
[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934
     For the fiscal year ended  March 31, 1998.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________. Commission file number 0-6540.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                             [ X ]

Issuer's revenues for fiscal year ended March 31, 1998      $740,938

As of June 5, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $1,441,925.

As of June 5, 1998 the Registrant had outstanding 9,916,154 shares of common stock ($.0625 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to this Report appears on pages 37 through 41.

ITEM 1.  BUSINESS

Oceanic Exploration Company (the "Registrant", also called the "Company" in some parts of this Report, which terms include its subsidiaries) was incorporated in 1969 and is engaged in the business of acquiring oil and gas concessions covering large blocks of acreage and in conducting exploration activities thereon, including seismic and other geophysical evaluation and exploratory drilling where appropriate. The Registrant conducts its operations directly or through wholly-owned subsidiaries. The term "concession" is used herein to mean exploration, development and production rights with respect to a specific area, which rights may be created by agreement with a government, governmental agency or corporation. When a discovery of oil or gas occurs, the Registrant will pursue the development of reserves and the production of oil or gas to the extent considered economically feasible and may finance development by farming out or selling a portion of its interest in the discovery. The Registrant's property interests are located in the North Aegean Sea, offshore Greece and in the East China Sea. The Registrant has identified a prospect in Bolivia, has prepared a preliminary plan for exploration, but is unable to proceed until arrangements can be made with the current license holder. Since 1994, the Registrant has not been able to participate in exploration and development, other than limited activities in Bolivia to the extent that funding is available, and has concentrated its efforts on the litigation regarding its property interest in the North Aegean Sea. (SEE ITEM 2 "PROPERTIES-GREECE.")

The Registrant's only significant source of revenue, its 15% net profits interest in certain oil and gas producing areas offshore Greece (also called "Prinos Interest" in some parts of this Report), is currently the subject of litigation. In June 1994, the Registrant commenced legal action against Denison Mines, Ltd. ("Denison"), the company having the contractual obligation to pay the Prinos Interest. The Registrant was seeking a declaration by the Ontario Court of Justice (General Division) in Toronto, Canada (the "Court") that amounts due the Registrant attributable to its Prinos Interest (SEE ITEM 2 "PROPERTIES-GREECE.") in certain oil and gas producing areas offshore Greece be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. In September 1996, the lawsuit went to trial. In December 1996, the Registrant received notification that the Court had rendered a judgment in the Registrant's favor. The defendant subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely be made by the Appellate Court. The prospects for the Registrant continuing as a going concern are dependent on obtaining a favorable determination in the appeal and collection of such. While the Registrant believes there is a reasonable probability of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time. Accordingly, no amounts have been recorded in the Registrant's financial statements for current revenue or damages, if any, that may ultimately be awarded to the Registrant. (SEE ITEM 3 "LEGAL PROCEEDINGS.") It should be noted that if the appeal by Denison is successful, the Registrant will remain entitled to payment of the Prinos Interest calculated in accordance with the terms of the License Agreement, as amended. The amounts of such payments will be substantially lower than the payments received prior to January 1, 1993.

In January 1998, the Registrant was notified that 1998 may be the final year of production for the Greek properties. In the final year of production, Denison is entitled to 100% cost recovery; consequently, the Registrant will not receive any payments for its net profits interest. In anticipation of such, Denison has ceased remitting monthly payments to the Registrant. In response, the Registrant has notified the working interest owner that this action is inappropriate prior to the formal declaration to the Greek government of this being the final year. Should the consortium drill and successfully develop additional exploration prospects in the offshore Greece property, the Registrant would be entitled to once again receive its 15% net profits interest.

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

In February 1998, the Registrant executed an Extension Agreement to the Modification Agreement whereby NWO agreed to forbear any collection proceedings on the line of credit until March 31, 1999. In addition, this agreement allows the Registrant to draw an additional $350,000 in principal for general working capital purposes and to defer further principal and interest payments until maturity. Although these funds should be sufficient to fund the litigation and limited operations through at least March 31, 1999, the Registrant will be required to obtain additional capital to fund continuing operations beyond March 1999 and pay off the NWO loan and accrued interest when due on March 31, 1999. Due to the uncertainties regarding the outcome of the litigation and the

Registrant's ability to obtain additional financing to fund its future operations and repay the amounts due to NWO, in the event the judgment is overturned on appeal, there is substantial doubt about the ability of the Registrant to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of March 31, 1998, the outstanding loan balance was $842,636. Even if payments were to resume under the Prinos Interest as calculated under the terms of the amended License Agreement, the Registrant does not believe that at current production and price levels, the Prinos Interest will generate funds sufficient to repay the obligations owed to NWO by March 31, 1999.

The Registrant's business activities involve only one industry segment, oil and gas exploration and development. Financial information relating to the Registrant's business and an explanation of the same may be found in Items 6 and 7 of this Report.

The Registrant employs seven people, six of whom are full-time employees. The full-time employees also provide services to two related entities pursuant to management agreements entered into by the Registrant and those entities. (SEE
ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

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

GREECE: The Registrant has the right to receive proceeds from the Prinos Interest payable by Denison from the proceeds of production of oil and gas from certain concession areas totaling approximately 430,000 acres in the North Aegean Sea, offshore Greece. "Development areas" for the Prinos Oil Field covering 23,390 gross acres and for the Kavala Gas Field covering 11,787 gross acres have been defined by the Greek government and given "development status." The term of each "development" license is 26 years, with an automatic 10-year renewal. The remaining exploration area adjoining Prinos and South Kavala covers 153,316 acres and an exploration area east of the island of Thasos covers an additional 243,367 acres. The Prinos Interest is subject to a lien in favor of NWO, which lien secures payment of the amounts due to NWO by the Registrant.

Daily production from the Prinos/South Kavala Fields averaged 8,473 barrels of oil and 122 tons of sulphur during the fiscal year ended March 31, 1998, including production for Prinos North averaging 2,218 barrels of oil per day. According to Denison's 1997 Annual Report, Denison's share of calendar year 1997 production decreased 15% from that of 1996. The decrease is primarily due to normal production declines and an unexpected increase in the water cut from the Prinos North well.

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

Denison, who has the contractual obligation to pay the Prinos Interest, has asserted that the calculation of the amounts due the Registrant should be based on the amended agreement with the Greek government. The amended agreement provides for higher cost recoveries than the License Agreement before the 1993 amendment. If higher cost recoveries are used in calculating the amount due under the Prinos Interest, the amount will be significantly lower than the
amount calculated under the License Agreement before the 1993 amendment.   The
Registrant disagrees with this interpretation and commenced legal action seeking a declaration by the Court that amounts due the Registrant attributable to its Prinos Interest be calculated based on the terms of the License Agreement before the 1993 amendment. The trial began in September 1996. In December 1996, the Registrant received a favorable judgment from the Court. However, Denison has filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely have to be made by the Appellate Court. In addition, if the Registrant obtains a final determination against Denison, there is no assurance that the Registrant will be able to collect the judgment if Denison's current financial condition weakens. (SEE
ITEM 3 "LEGAL PROCEEDINGS.")

When the legal action against Denison commenced, Denison suspended payments under the Prinos Interest. Denison also asserted a counterclaim against the Registrant for alleged past overpayments by Denison. On November 27, 1995, the Registrant received $810,522 from Denison representing unpaid revenues on the Prinos Interest. These revenues covered the period from January 1, 1993 through October 31, 1995, and were calculated under the terms of the License Agreement as amended in 1993. This payment was made in connection with the agreement of Denison to withdraw the counterclaim filed by Denison against the Registrant.
In December 1995, Denison resumed monthly revenue payments to the Registrant for its Prinos Interest as calculated under the terms of the amended License Agreement.

In January 1998, Denison notified the Registrant that based upon current price and production levels, it anticipates that 1998 may be the final year of production for the Prinos and Prinos North Fields. In the final year of production, Denison is entitled to 100% cost recovery; consequently, the Registrant will not receive any payments for its net profits interest. In anticipation of such, Denison ceased remitting net profits interest payments to the Registrant. In response, the Registrant has notified the working interest owner that this action is inappropriate prior to the formal declaration to the Greek government of this being the final year.

Public information from Denison has disclosed that it has identified six new prospects in the offshore Greece property. The consortium partners have unanimously agreed to proceed with the drilling of two exploratory wells and anticipate drilling may commence as early as June 1998. Any successful drilling and completion of these new prospects could also extend the life of Prinos and Prinos North and produce additional future revenue for the Registrant. The Registrant would be entitled to once again receive its 15% net profits interest.

There is no assurance as to how long the Prinos property will continue to produce oil and gas or if the Registrant can expect any further revenue from its Prinos Interest. Even if payments were to resume under the Prinos Interest as calculated under the terms of the amended License Agreement, the Registrant does not believe that at current production and price levels, the Prinos Interest will generate funds sufficient to repay the obligations owed to NWO by March 31, 1999.

REPUBLIC OF CHINA (TAIWAN): The Registrant holds a 22.23% working interest in a concession located north of Taiwan in the East China Sea, covering 3,706,560 gross acres. The exploration license for this concession had a nominal term extending to 1979, requiring exploration activity and minimum expenditures. Preparations for initial exploratory drilling were suspended in 1977 under a claim of force majeure, pending resolution of a territorial dispute among the Republic of China (Taiwan), the Government of Japan and the People's Republic of China. The Chinese Petroleum Corporation (Taiwan) has agreed to suspend obligations under this concession until December 31, 1998.

During fiscal 1990, the Registrant entered into a farmout agreement with two United Kingdom companies conveying two-thirds of its original 66.67% interest in the concession.

Due to the uncertainty of sovereignty in the area, no immediate development expenditures, as required under the terms of the concession agreement, are anticipated.

In fiscal year 1994, the Registrant reported that the People's Republic of China was indicating its intention to open up adjacent concession areas for bidding and that a resolution to the sovereignty issues may result. Nothing has occurred in fiscal year 1998 to indicate that the lifting of the current force majeure status is imminent.

BOLIVIA: The Registrant has conducted a preliminary exploration study of a 10,500 square kilometer area located in the eastern part of the country near the Paraguayan border, pursuant to a work study program with Y.P.F.B., the government-controlled agency having responsibility for oil and gas exploration in Bolivia. The Registrant had preliminarily agreed to the terms of an operations contract pertaining to such area; however, prior to reaching agreement with Y.P.F.B., the hydrocarbons law was changed to give the National Secretariat of Energy jurisdiction over oil and gas exploration. Pursuant to the new law, the area was offered for competitive bidding. The Registrant was unsuccessful in the bidding process. However, the Registrant intends to monitor future exploration and development of this area with hopes of obtaining a farm-out from the company ultimately awarded the bid.


ITEM 3.   LEGAL PROCEEDINGS

The Registrant has commenced an action in the Ontario Court (General Division), Canada, against Denison. The Registrant claims that Denison has failed since January 1, 1993 to pay the Registrant the full amount of the Prinos Interest (including Prinos North) pursuant to an agreement dated August 30, 1976, which is to be calculated on the basis of the terms of the License Agreement.

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

The trial, which began on September 30, 1996, was concluded two weeks later. On December 13, 1996, the Registrant received notification that the Court had issued a judgment in its favor. Specifically, the Court found that Denison is obligated to pay the Registrant its 15% net profits interest in accordance with the terms of the License Agreement prior to the 1993 amendment. First, the Court ordered Denison to pay approximately $6,100,000 including interest to the Registrant for the period January 1, 1993 through December 13, 1996. Second, the Court ordered Denison to make payments to the Registrant subsequent to December 13, 1996, also calculated based on the terms of the original License Agreement. Lastly, the Court awarded court costs to the Registrant which are anticipated to be approximately $107,000 plus interest.

Subsequent to receiving the judgment from the Court, Denison filed a Notice of Appeal requesting that the judgment be set aside based on its belief that the trial judge erred in her interpretation of the respective contracts. As a result, any orders for the payment of money are stayed pending the appeal. An appeal would likely be heard during 1999. A further appeal to the Supreme Court of Canada is possible.

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

The Registrant's Common Stock is not currently listed on any exchange. The Registrant has secured a broker-dealer to serve as a market maker for trades in its Common Stock. In addition, the Registrant's Common Stock is quoted on the OTC Bulletin Board under the symbol OCEX.U.

Per the OTC Bulletin Board, the range of bid prices in the Registrant's Common Stock over the last two fiscal years (which are not necessarily representative of actual transactions) are set out below.

                 Three Months    Fiscal 1998    Fiscal 1997
                    Ended        High    Low    High    Low
                --------------   -----------    -----------
                June 30          .55     .50    .16     .15

                September 30     .55     .40    .19     .16

                December 31      .44     .38    .20     .19

                March 31         .44     .40    .50     .40

The Registrant uses all available funds for working capital purposes and has never paid a dividend. Registrant's management does not anticipate paying dividends in the future. As of June 5, 1998, the number of record holders of the Registrant's common stock was 476.

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


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Registrant's principal source of revenue has been from its Prinos Interest. The Registrant also receives revenues from sales of seismic data gathered in its oil and gas exploration and development activities. That revenue is sporadic and is not sufficient to fund the Registrant's ongoing operations. During the year ended March 31, 1996, the Registrant recorded approximately $36,700 of revenue from the sale of seismic data. There were no sales of seismic data during the years ended March 31, 1998 or 1997.

The Registrant currently receives approximately $306,000 per year in connection with services it renders to Cordillera Corporation and San Miguel Valley Corporation pursuant to management agreements providing for reimbursement of costs for actual time and expenses incurred in activities conducted on behalf of those entities. The amounts received under the management agreements are a reimbursement for employee salaries and other operating expenses.

Denison's curtailment of payments to the Registrant under the Prinos Interest have resulted in the Registrant's inability to fulfill its financial obligations as they become due and fund its operations over the longer term. Consequently, the Registrant faces potential insolvency. Accordingly, the Registrant's auditors have issued an opinion on the Registrant's financial statements for the year ended March 31, 1998 that includes an explanatory paragraph discussing the uncertainty regarding the Registrant's ability to continue as a going concern. The financial statements do not contain any adjustments that may be necessary if the Registrant is unable to continue as a going concern.

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

In February 1998, the Registrant executed an Extension Agreement to the Modification Agreement whereby NWO agreed to forbear any collection proceedings on the line of credit until March 31, 1999. In addition, this agreement allows the Registrant to draw an additional $350,000 in principal for general working capital purposes and to defer further principal and interest payments until maturity. Although these funds should be sufficient to fund the litigation and limited operations through at least March 31, 1999, the Registrant will be required to obtain additional capital to fund continuing operations beyond March 1999 and pay off the NWO loan and accrued interest.

As of March 31, 1998, the outstanding loan balance was $842,636. Even if payments were to resume under the Prinos Interest as calculated under the terms of the amended License Agreement, the Registrant does not believe that at current production and price levels, the Prinos Interest will generate funds sufficient to repay the obligations owed to NWO by March 31, 1999.

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

If the final determination is not favorable, the Registrant will still be entitled to its Prinos Interest. However, even if the net profits interest payments resume, it is uncertain if the payments made under the Prinos Interest as calculated under the terms of the amended License Agreement at current production and price levels will be sufficient to repay the obligations to NWO. The Registrant may be forced to liquidate its assets, and in such case, little if any assets would be available for distribution to shareholders.

In January 1998, Denison notified the Registrant that based upon current price and production levels, it anticipates that 1998 may be the final year of production for the Prinos and Prinos North Fields. In the final year of production, Denison is entitled to 100% cost recovery; consequently, the Registrant will not receive any payments for its net profits interest. In anticipation of such, Denison ceased remitting net profits interest payments to the Registrant. In response, the Registrant has notified the working interest owner that this action is inappropriate prior to the formal declaration to the Greek government of this being the final year. Should the consortium drill and successfully develop the new exploration prospects in the offshore Greece property or otherwise extend the life of the property, the Registrant would be entitled to once again receive its 15% net profits interest.

Unless funds are collected as a result of the litigation with Denison or the revenue stream is resumed under the Prinos Interest as calculated under the original License Agreement, the Registrant will be required to obtain additional capital to fund continuing operations beyond March 1999 and to pay off the NWO loan and accrued interest when due on March 31, 1999. Due to the uncertainties regarding the outcome of the litigation and the Registrant's ability to obtain additional financing to fund its future operations and repay the amounts due to NWO, in the event the judgment is overturned on appeal, there is substantial doubt about the ability of the Registrant to continue as a going concern. Accordingly, the Registrant's auditors have issued an opinion on the Registrant's financial statements for the year ended March 31, 1998 that includes an explanatory paragraph discussing the uncertainty regarding the Registrant's ability to continue as a going concern. The financial statements do not contain any adjustments that may be necessary if the Registrant is unable to continue as a going concern.

If the litigation with Denison is resolved in the Registrant's favor and payments are resumed under the Prinos Interest as calculated under the License Agreement prior to the 1993 Amendment, that revenue should be sufficient to repay the NWO loan and fund on-going operations and limited new exploration activities. There is no assurance as to how long the Prinos property will continue to produce oil and gas and, accordingly, if the Registrant can expect to receive any future revenue from its Prinos Interest.

RESULTS OF OPERATIONS

The Registrant reported net losses of $222,323 and $219,274 for the years ended March 31, 1998 and 1997, respectively, and net income of $396,166 for the year ended March 31, 1996.

The following table summarizes the primary components of changes in net income before the provision for income taxes for the relevant periods:

                                                 YEAR ENDED MARCH 31,
                                                 --------------------
                                            1998          1997          1996
                                            ----          ----          ----
    Calculation of Greek
      revenues (1)                        $ 51,200      (122,700)      861,500

    Greek revenues received in 1996
    applicable to prior years                --         (895,000)      895,000

    Production (decline) increase (1)     (442,600)      226,500      (217,000)

    Price (decrease) increase (1)         (127,400)      157,900        38,000

    Reduction (increase) in
     depreciation and
     depletion charges                    (210,192)      (40,030)      (62,924)

    Increase (reduction) in
     other revenues                         14,087      (185,389)      165,650

    Other                                  125,539       (23,522)      120,841
                                         ---------     ----------  ------------

    Decrease in income
     before taxes                        $(589,366)    $(882,241)  $(1,801,067)
                                         ---------     ----------  ------------
                                         ---------     ----------  ------------

    (1)  Based upon information received from the operator.

The most significant factors in the fluctuations of net income between the periods are Denison's suspension of revenues in 1994 followed by receipt of unpaid revenues for January 1, 1993 through October 31, 1995 in November 1995 (SEE ITEM 2 "PROPERTIES-GREECE"), variances in oil and gas prices received, and production declines from the Prinos and South Kavala fields in Greece, offset in part by a production increase in 1997 due to the successful completion of Prinos North and recent infill drilling programs. (SEE ITEM 2 "PROPERTIES-GREECE.") The provision for depletion increased from $296,613 in 1996 to $336,643 in 1997 to $546,835 in 1998 as a result of reductions in the estimated future net revenues attributable to the Prinos Interest. The provision for depletion in 1998 includes an additional amount to reduce the carrying value of the Prinos Interest to the Registrant's estimate of the remaining future net revenues attributable to the Prinos Interest. Fluctuations in other revenues are primarily attributable to interest income from Denison in 1996 relating to unpaid revenues, management fees (SEE ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS") and receipts from sales of seismic data and investments in 1996.

The provision for income taxes in fiscal 1998 decreased approximately $586,000 from the fiscal 1997 provision due to a decrease in Greek income taxes corresponding to the decrease in Greek oil and gas revenues recorded and the 1998 provision for federal income taxes.

YEAR 2000 COMPLIANCE

The Registrant has conducted a review of its computer systems to identify software that could be affected by the Year 2000 issue which results from computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in a major system failure or miscalculations. Since 1996, the Registrant has updated all of its computer hardware and software with that which is Year 2000 compliant. Although the Registrant believes it has identified the internal Year 2000 issues which might impact operations, no assurance can be given that all such issues have been identified or will be corrected. Additionally, no assurances can be given that the Registrant's vendors, banks or other third parties will not experience Year 2000 issues which may have a significant impact on the Registrant's operations.


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

                             OCEANIC EXPLORATION COMPANY
                                   AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 1998 AND 1997


                     (WITH INDEPENDENT AUDITORS' REPORT THEREON)

[LETTERHEAD]




                             INDEPENDENT AUDITORS' REPORT





THE BOARD OF DIRECTORS AND STOCKHOLDERS
OCEANIC EXPLORATION COMPANY:


We have audited the accompanying consolidated balance sheets of Oceanic Exploration Company and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations and accumulated deficit and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly the financial position of Oceanic Exploration Company and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998 in conformity with generally accepted accounting principles.

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



                                        /s/ KPMG Peat Marwick LLP


Denver, Colorado
May 22, 1998

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 1998 AND 1997

--------------------------------------------------------------------------------

 ASSETS                                                  1998          1997
 ------                                                  ----          ----
 Cash                                                 $     38,601      201,715
 Accounts receivable                                         3,006        2,551
 Due from affiliates                                         5,753        2,904
 Prepaids and other                                          1,482        1,428
                                                       -----------   ----------
       Total current assets                                 48,842      208,598

 Oil and gas property interests, full-cost method
   of accounting (note 2)                               39,000,000   39,000,000
     Less accumulated amortization, depreciation and
       valuation allowance                             (38,810,000) (38,263,165)
                                                       -----------   ----------
                                                           190,000      736,835

 Other assets                                                2,560          -
                                                       -----------   ----------
                                                      $    241,402      945,433
                                                       -----------   ----------
                                                       -----------   ----------

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 -------------------------------------
 Current liabilities:
   Notes payable to affiliate (note 3)                $    842,636      874,474
   Accounts payable                                        210,338      187,767
   Accounts payable to affiliates                           60,000       60,000
   United Kingdom taxes payable, including
     accrued interest                                      486,959      456,337
   Accrued expenses                                         67,353       78,286
                                                       -----------   ----------

       Total current liabilities                         1,667,286    1,656,864

 Deferred income taxes                                     102,735      594,865
                                                       -----------   ----------

       Total liabilities                                 1,770,021    2,251,729

 Stockholders' deficit (note 4):
   Preferred stock, $10 par value.  Authorized
     600,000 shares; none issued                             -            -
   Common stock, $.0625 par value.  Authorized
     12,000,000 shares; 9,916,154 shares issued
     and outstanding                                       619,759      619,759
   Capital in excess of par value                          155,696      155,696
   Accumulated deficit                                  (2,304,074)  (2,081,751)
                                                       -----------   ----------
                Total stockholders' deficit             (1,528,619)  (1,306,296)
                                                       -----------   ----------

 Commitments and contingencies (notes 1, 2 and 6)
                                                      $    241,402      945,433
                                                       -----------   ----------
                                                       -----------   ----------

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                             1998         1997          1996
                                             ----         ----          ----
 Revenue:
   Oil and gas sales (note 2)            $   425,094      943,895     1,577,222
   Other (note 6)                            315,844      301,757       487,145
                                           ---------    ---------     ---------
                                             740,938    1,245,652     2,064,367
                                           ---------    ---------     ---------

 Costs and expenses:
   Interest and financing costs               90,567      116,117       167,494
   Exploration expenses                       31,392       13,464        18,466
   Amortization and depreciation             546,835      336,643       296,613
   General and administrative                616,559      734,477       654,602
                                           ---------    ---------     ---------
                                           1,285,353    1,200,701     1,137,175
                                           ---------    ---------     ---------

      (Loss) income before income taxes     (544,415)      44,951       927,192

 Income tax benefit (expense) (note 5)       322,092     (264,225)     (531,026)
                                           ---------    ---------     ---------

      Net (loss) income                     (222,323)    (219,274)      396,166

 Accumulated deficit at beginning of      (2,081,751)  (1,862,477)   (2,258,643)
  year                                     ---------    ---------     ---------

 Accumulated deficit at end of year      $(2,304,074)  (2,081,751)   (1,862,477)
                                           ---------    ---------     ---------
                                           ---------    ---------     ---------

 (Loss) income per common share             $(.02)        (.02)          .09
                                              ---          ---           ---
                                              ---          ---           ---

 Weighted average number of common
   shares outstanding                      9,916,154    9,916,154     4,259,474
                                           ---------    ---------     ---------
                                           ---------    ---------     ---------

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                                                    1998                  1997              1996
                                                                                    ----                  ----              ----
 Cash flows from operating activities:
   Net (loss) income                                                             $(222,323)             (219,274)          396,166

   Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating
     activities:
       Amortization and depreciation                                               546,835               336,643           296,613
       Deferred income tax benefit                                                (492,130)             (113,333)          (99,864)
       (Increase) decrease in accounts receivable
         and due from affiliates                                                    (3,304)               (2,007)            8,422
       Decrease in restricted cash                                                     -                     -              15,629
       (Increase) decrease in prepaid expenses
         and other assets                                                           (2,614)                   72             3,604
       Increase (decrease) in accounts payable                                      22,571               (44,596)           50,484
       Increase (decrease) in United Kingdom
         taxes payable, including accrued interest
         payable, and accrued expenses                                              19,689                35,287              (109)
       Decrease in other noncurrent liabilities                                        -                     -             (15,217)
                                                                                   -------               -------           -------
              Net cash (used in) provided by
                operating activities                                              (131,276)               (7,208)          655,728
                                                                                   -------               -------           -------

 Cash flows from financing activities:
   Repayments to affiliate, net                                                    (31,838)             (433,727)         (691,799)
   Proceeds from common stock issued pursuant to
     rights offering, net of offering costs                                            -                     -             524,093
                                                                                   -------               -------           -------

              Net cash used in financing activities                                (31,838)             (433,727)         (167,706)
                                                                                   -------               -------           -------

              Net (decrease) increase in cash                                     (163,114)             (440,935)          488,022

 Cash at beginning of year                                                         201,715               642,650           154,628
                                                                                   -------               -------           -------

 Cash at end of year                                                             $  38,601               201,715           642,650
                                                                                   -------               -------           -------
                                                                                   -------               -------           -------

 Interest paid                                                                   $  52,226                95,459           144,412
                                                                                   -------               -------           -------
                                                                                   -------               -------           -------

 Foreign income taxes paid                                                       $ 178,000               369,467           630,890
                                                                                   -------               -------           -------
                                                                                   -------               -------           -------


See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1998 AND 1997


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  GENERAL

          Oceanic Exploration Company (the Company) is principally engaged in a worldwide search for oil and gas reserves. The Company's investment in oil and gas properties consists primarily of a non-operated net profits interest in proven reserves offshore Greece. Substantially all oil production from the offshore Greece property is sold 50% to the Greek national refinery and 50% to BP-France based on prices determined by reference to current world oil prices as specified by contracts signed by the operator with both customers. Amounts payable to the Company for its net profits interest are remitted in U.S. dollars.

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

          In January 1998, the Company was notified by the working interest owner that 1998 may be the final year of production for the Greek properties. In the final year of production, the working interest owner is entitled to 100% cost recovery; consequently, the Company will not receive any payments for its net profits interest in the final year. In anticipation of such, the working interest owner responsible for payment of the Company's net profits interest has ceased remitting monthly payments to the Company. In response, the Company has notified the working interest owner that this action is inappropriate prior to the formal declaration to the Greek government of this being the final year.

          If the litigation is resolved in the Company's favor and the Company is successful in collecting or enforcing the judgment, these funds should be sufficient to support on-going operations. If the judgment is overturned on appeal, the Company will retain its interest in the offshore Greece property. However, there is significant uncertainty whether the net profits interest payments will resume, and even if they do resume, it is uncertain if the payments will be sufficient to repay the obligations to NWO.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Although funds available under the NWO line of credit should be sufficient to fund the litigation and limited operations through March 31, 1999, in the event the judgment is overturned, the Company will be required to obtain additional capital to fund continuing operations beyond March 1999 and to pay off the NWO loan and accrued interest when due on March 31, 1999.

          Due to the uncertainties regarding the outcome of the litigation and the Company's ability to obtain additional financing to repay the amounts due to NWO and fund its future operations, in the event the judgment is overturned there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     (c)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (d)  OIL AND GAS PROPERTIES

          Oil and gas properties are accounted for using the full-cost method of accounting in accordance with the rules prescribed by the Securities and Exchange Commission (SEC). Under this method, all acquisition, exploration and development costs are capitalized on a country-by-country basis as incurred. Gains or losses on disposition of oil and gas properties are recognized only when such dispositions involve significant reserves within the individual country cost pools.

          Capitalized costs less related accumulated amortization may not exceed the sum of (1) the present value of future net revenue from estimated production, computed using current prices and costs and a discount rate of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or fair value of unproved properties included in costs being amortized; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Any excess costs are recorded as additional depletion expense.

          The Company's offshore Greece oil and gas property interests represent a 15% net profits interest in such properties. Accordingly, depletion of oil and gas properties is computed using the future net revenue method. Depletion expense has been calculated based on the Company's estimate of the revenue due for its net profits interest (see note 2).

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          The rate of depreciation, depletion and amortization as a percentage of gross revenue (net of Greek income taxes) for Greece is as follows:

                                                 Year ended March 31,
                                             ----------------------------
                                             1998        1997        1996
                                             ----        ----        ----
                Greece                        214%        59%         31%

          Because the Company's interest in the offshore Greece oil and gas property is a net profits interest and not a working interest, the Company is only entitled to receive information regarding current monthly production quantities and net revenue. Consequently, certain reserve information regarding the operations of the property is unavailable to the Company (see note 7).

          The cost of undeveloped properties is excluded from amortization pending a determination of the existence of proved reserves. Such undeveloped properties are assessed periodically for impairment. The amount of impairment, if any, is added to the costs to be amortized. At March 31, 1998 and 1997, all capitalized costs were subject to amortization.

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

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(2)  OIL AND GAS SALES

     Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement. The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. The working interest owner who has the contractual obligation to the Company for the 15% net profits interest asserted that the calculation of the amounts due to the Company should be based on the amended agreement with the Greek government. The Company disagreed with this interpretation and commenced a legal action in Canada seeking a declaration by the Ontario Court of Justice (General Division) in Toronto, Canada (the Court) that amounts due the Company attributable to its 15% net profits interest be calculated based on the terms of the license agreement before this amendment. In December 1996, the Company received notification that the Court had rendered a judgment in the Company's favor. The Court ordered the working interest owner to pay approximately $6,100,000 including interest to the Company for the period from January 1, 1993 through December 13, 1996 and to make payments to the Company subsequent to December 13, 1996 also based on the terms of the original license agreement. The Court also awarded court costs to the Company which are anticipated to be approximately $107,000 plus interest. The defendant subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely be made by the Appellate Court. While the Company believes it has a reasonable probability of prevailing in its action, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying consolidated financial statements for revenues or damages, if any, that may ultimately be awarded to the Company.

     In response to the legal action, the working interest owner had ceased remitting payment to the Company. In November 1995, the Company received a payment representing unpaid revenue for the royalty interest from January 1, 1993 through October 31, 1995. In December 1995, the working interest owner resumed monthly revenue payments. All of these revenue payments were calculated under the terms of the amended license agreement. Oil and gas sales revenue for the year ended March 31, 1996 included $682,503 in respect of the royalty interest for the current year, while $894,719 related to unpaid revenue relating to prior years.

     In January 1998, the Company was notified by the working interest owner that 1998 may be the final year of production for the Greek properties. In the final year of production, the working interest owner is entitled to 100% cost recovery; consequently, the Company will not receive any payments for its net profits interest in the final year. In anticipation of such, the working interest owner responsible for payment of the Company's net profits interest has ceased remitting monthly payments to the Company. In response, the Company has notified the working interest owner that this action is inappropriate prior to the formal declaration to the Greek government of this being the final year. The working interest owner has advised the Company that in the event they do not declare this to be the final year of production, the maximum net profits interest which would be paid to the Company is estimated to be $190,000, net of Greek income taxes. Therefore, the Company has increased its provision for depletion to reduce the carrying value of the Greece properties to the amount it expects to receive. Should the consortium drill and successfully develop additional exploration prospects in the offshore Greece property, or otherwise extend the productive life of the property, the Company would be entitled to once again receive its 15% net profits interest.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

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

     In December 1996, an Extension Agreement was executed extending the period of time during which NWO would forebear collection of principal and interest until March 31, 1997. In March 1997, another Extension Agreement was executed extending the forbearance period until March 31, 1998. This agreement allowed the Company to retain 50% of all net profits interest payments received from Denison, with the remaining amount payable to NWO. In February 1998, a third extension agreement was executed extending the forbearance period until March 31, 1999. This agreement allows the Company to draw an additional $350,000 for general working capital purposes and to defer all interest payments until maturity.

(4)  COMMON STOCK

     In January 1996, the Company issued 6,001,000 shares of common stock pursuant to a rights offering for proceeds of $524,093, net of offering costs. Each shareholder was offered the right to purchase 1.5325 shares of additional common stock for each share of common stock owned as of the record date at the price of $.10 per share. The Company used the proceeds to reimburse NWO for advances of legal fees and accrued interest thereon, and retained the remainder to fund its operations.

     The Company adopted an incentive plan in June 1976 which reserved 500,000 shares of common stock for stock options and 200,000 shares for stock grants to be awarded to Company officers, directors, and employees, including certain eligible consultants. At March 31, 1998, no stock options or grants were outstanding. At that date, 223,500 shares were available for future stock option awards and 115,626 shares were available for future stock grants.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(5)  INCOME TAXES

     Income tax benefit (expense) consists of the following:

                                                  Year ended March 31,
                                              ------------------------------
                                              1998         1997         1996
                                              ----         ----         ----
      Current:
        Foreign - Greece                   $(170,038)    (377,558)    (630,890)
                                             -------      -------      -------

      Deferred:
        Foreign - Greece                     218,734      134,658      118,664
        U.S. federal                         273,396      (21,325)     (18,800)
                                             -------      -------      -------

           Total deferred income
             tax benefit                     492,130      113,333       99,864
                                             -------      -------      -------

           Total income tax benefit
             (expense)                     $ 322,092     (264,225)    (531,026)
                                             -------      -------      -------
                                             -------      -------      -------

The reconciliation between tax expense computed by multiplying pretax income by the U.S. federal statutory tax rate of 34% and the reported amount of income tax expense is as follows:

                                                   Year ended March 31,
                                              ------------------------------
                                              1998         1997         1996
                                              ----         ----         ----
 Computed at U.S. statutory tax rate       $ 185,101      (15,283)     (315,246)
 Effect of Greek operations, including
    foreign tax credits                     (136,405)    (227,617)     (196,980)
 Adjustment of taxes provided in prior
    years and other, net                     273,396      (21,325)      (18,800)
                                             -------      -------       -------

       Income tax benefit (expense)        $ 322,092     (264,225)     (531,026)
                                             -------      -------       -------
                                             -------      -------       -------


Greek income taxes are withheld from oil and gas revenue payments to the Company. The effective Greek income tax rate applicable to the Company's 15% net profits interest was reduced from 50% to 40% effective January 1, 1993 with respect to existing development areas. The 50% tax rate remains effective for areas outside the current development area.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax liability at March 31, 1998 and 1997 relate primarily to the Greece oil and gas property interest.

(6)  RELATED PARTY TRANSACTIONS

The Company provides management services under a cost sharing arrangement to Cordillera Corporation (Cordillera), the beneficial controlling shareholders of the Company, and to San Miguel Valley Corporation (SMVC), an affiliate of Cordillera, under agreements providing for reimbursement of costs for actual time and expenses incurred on Cordillera and SMVC

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

     activities. In 1998, 1997, and 1996, such reimbursements amounted to approximately $306,000, $278,000, and $322,000, respectively, and have been included as other revenue in the accompanying consolidated statements of operations.

     Cordillera has a defined contribution pension plan and a 401(k) plan covering all qualified employees of the Company. Contributions to the pension plan are based on a percentage of employee compensation ranging from 6% to 11.7%. The Company is required to match employee contributions to the 401(k) plan to the extent of 6% of annual compensation. During 1998, 1997, and 1996, the Company recorded $50,468, $39,886, and $36,748, respectively, as pension expense under these plans.

     The Company leases 2,562 square feet of space in an office building owned by Sorrento West Properties, Inc., a company indirectly owned and controlled by an officer and director of the Company. Rent payments were $42,380 for 1998, $29,463 for 1997 and $26,675 for 1996. Future minimum lease payments are $43,554 and $39,925 for 1999 and 2000, respectively.

(7)  SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, DISCLOSURE ABOUT OIL AND GAS PRODUCING ACTIVITIES, (SFAS No. 69).

     (a)  OIL AND GAS REVENUE

          Results of operations from oil and gas producing activities in Greece for the fiscal years ended March 31, 1998, 1997 and 1996 are as follows:

                                                 Year ended March 31,
                                              --------------------------
                                              1998       1997       1996
                                              ----       ----       ----
            Oil and gas sales              $ 425,094    943,895   1,577,222

            Amortization and depreciation   (546,835)  (336,643)   (296,613)

            Greek income taxes paid         (170,038)  (377,558)   (630,890)
                                             -------    -------     -------

                                           $(291,779)   229,694     649,719
                                             -------    -------     -------
                                             -------    -------     -------

     The Company's gross revenues are burdened only by Greek income taxes. The Company has no production costs since its property interest is a net profits interest.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(7) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED), (CONTINUED)

(b)  INFORMATION REGARDING PROVED OIL AND GAS RESERVES

     The Company's interest in the oil and gas property offshore Greece consists of a contractual right to receive a 15% "net profits interest." Because the Company has a net profits interest and not a working interest in this property, the Company is only entitled to receive information regarding current monthly production quantities and net revenue. Consequently, certain information regarding the operations of the property is unavailable to the Company. Therefore, the Company is not in a position to estimate the potential future production and/or present value of future net revenues attributable to its Greek property.

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


                                       PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the members of the Registrant's Board of Directors and its executive officers, and sets forth the position with the Registrant held by each:

NAME                     AGE       POSITION
----                     ---       --------
James Neal Blue          63        Director; Chairman of the Board and Chief
                                   Executive Officer of the Registrant

Charles N. Haas          60        Director and President of the Registrant

John L. Redmond          67        Director and Vice President, International
                                   Exploration of the Registrant

Gene E. Burke, M.D.      68        Director

Sidney H. Stires         68        Director

Janet A. Holle           47        Vice President/Secretary of the Registrant

Lori A. Brundage         34        Treasurer and Chief Financial Officer of the
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

GENE E. BURKE, M.D.. Dr. Burke has been a director of the Registrant since 1972. He has been a physician in sole practice in Houston, Texas during that time.

SIDNEY H. STIRES. Mr. Stires has been a director of the Registrant since 1980. During that time Mr. Stires has been the President of Stires, O'Donnell & Co., Inc., an investment banking company in New York, New York.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following information summarizes compensation paid by Registrant to James N. Blue, Chief Executive Officer and Charles N. Haas, President.


                              SUMMARY COMPENSATION TABLE

                                                                                 Long Term Compensation
                                                                                ----------------------
                                  Annual Compensation                           Awards                Payout
                                  ------ ------------                           ------                ------

 (a)                     (b)            (c)            (d)           (e)         (f)          (g)          (h)            (i)

                                                                 Other
 Name               Fiscal                                       Annual      Restric-
 and                Year                                         Compen-     ted Stock                 LTIP         All Other
 Principal          Ended         Salary           Bonus         sation      Award(s)     Options/     Payouts      Compensa-
 Position           March 31      ($)              ($)           ($)         ($)          SARs (#)     ($)          tion ($)
 --------           ----- --      ---              ---           ---         ---          --------     ---          ---- ---
 James N. Blue      1998          60,000 (1)           -             -           -            -            -              -
  Chairman of       1997          60,000 (1)           -             -           -            -            -              -
  the Board         1996          60,000 (1)           -             -           -            -            -              -
  and Chief
  Executive
  Officer

 Charles N. Haas    1998          157,956 (2)      25,000 (3)        -           -            -            -       23,836 (2)(4)
  President         1997          158,086 (2)          -             -           -            -            -       21,988 (2)(4)
                    1996          158,886 (2)          -             -           -            -            -       21,562 (2)(4)

(1)       Monthly officer's fee of $5,000.

(2) A portion of the salary and compensation paid to Mr. Haas has been reimbursed based on cost sharing arrangements with other companies. (SEE ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

(3) A $25,000 bonus originally awarded by the Board of Directors in 1983 was paid in August 1997.

(4) The Registrant is a participant in the Cordillera and Affiliated Companies' Money Purchase Pension Plan and 401(k) Plan, covering all qualified employees of the Registrant. The pension plan is a non-contributory defined contribution plan. Registrant contributions to this plan are based on 6% of total compensation not exceeding the limit established annually for the Federal Insurance Contribution Act
          (FICA) and 11.7% of compensation in excess of this limit up to a maximum of $160,000. Vesting begins after two years of service at a rate of 20% annually with full vesting subsequent to five years of service or upon retirement, death or permanent disability. The 401(k) plan provides for discretionary employee contribution of up to 10% of annual pre-tax earnings, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code. The Registrant is required to match contributions to the extent of 6% of annual employee compensation. Employer contributions to the plan vest immediately.


Members of Registrant's board of directors who are not employees of the Registrant or any of its affiliates receive directors' fees of $500 per month. Members of the board of directors who are employees do not receive directors' fees. Mr. Blue receives a monthly fee of $5,000 for services as an officer of the Registrant.

There are no employment contracts outstanding at this time. In fiscal 1983, the Board of Directors authorized a bonus of $25,000 to the president of the Registrant, which was paid in August 1997.

The Registrant has no compensation committee. James N. Blue and Charles N. Haas participated in all deliberations concerning executive officer compensation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 5, 1998 there were issued and outstanding 9,916,154 shares of Common Stock, which are the Registrant's only class of voting securities. Holders of Common Stock are entitled to one vote per share on each matter upon which shareholders may be entitled to vote.

The following table sets forth information regarding shares of Common Stock of the Registrant beneficially owned as of June 5, 1998 by: (i) each person known by the Registrant to beneficially own 5% or more of the outstanding Common Stock, (ii) each director, (iii) each person named in the summary compensation table and (iv) all officers and directors as a group.

                                                                                             Nature of              Percentage of
 Names and Addresses of Officers,                                 Amount of                Beneficial                 Voting
 Directors and Principal Shareholders                           Common Stock                Ownership               Securities
 --------- --- --------- ------------                           ------------                ---------               ----------
 Allen & Company                                                   824,200               Sole voting and               8.3 %
 and various affiliates (1)                                                             investment power
 711 Fifth Avenue
 New York, NY 10022

 International Hydrocarbons (2)                                   4,912,178              Sole voting and              49.5 %
 c/o John E. Jones                                                                      investment power
 5000 S. Quebec Street, Suite 450
 Denver, CO 80237

 International Cordillera Limited                                  545,800               Sole voting and               5.5 %
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

 James N. Blue (3) (4)                                              None                       N/A                      N/A
 5000 S. Quebec St., Suite 450
 Denver, CO 80237

 Charles N. Haas (3)                                                None                       N/A                      N/A
 5000 S. Quebec St., Suite 450
 Denver, CO 80237

 Sidney H. Stires (3)                                              30,000                  As Trustee              less than 1 %
 12 East 44th Street
 New York, NY 10017

                                                                                             Nature of              Percentage of
 Names and Addresses of Officers,                                 Amount of                Beneficial                 Voting
 Directors and Principal Shareholders                           Common Stock                Ownership               Securities
 --------- --- --------- ------------                           ------------                ---------               ----------
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
  as a group (7 persons)


(1) The information regarding Common Stock owned by Allen & Company is based on the information contained in the Amendment No. 1 to Schedule 13D dated April 20, 1987 filed by the persons and entities identified below, which reports the following ownership of the Common Stock (not adjusted for the issuance of 6,001,000 shares of Common Stock pursuant to the Rights Offering):

        Names                                  Common Shares        Percentages
        -----                                  -------------        -----------
        Allen & Company                           165,000                1.7%

        American Diversified Enterprises, Inc.    232,500                2.3%

        Herbert Anthony Allen,                     47,917                 .5%
          Susan Kathleen Wilson and Herbert
          Allen as Successor Trustees of Trust
          created by Herbert Allen pursuant to
          Agreement dated 12/1/64

        Terry Allen Kramer and Irwin H. Kramer,   70,000                  .7%
          as Trustees U/A for Issuer of
          Terry Allen Kramer pursuant to
          Agreement dated 4/5/63

        Toni Allen Goutal                         55,500                  .6%

        Angela Frances Allen Kramer               43,700                  .4%

        Nathaniel Charles Allen Kramer            56,000                  .6%

        Bruce Allen                               20,000                  .2%

        C. Robert Allen, IV                        5,000                  .1%

        Names                                  Common Shares        Percentages
        -----                                  -------------        -----------
        John Godwin Allen                          5,000                  .1%

        Luke Andrew Allen                          5,000                  .1%

        Thaddeus Mack Allen                        5,000                  .1%

        Evelyn Henry                              52,000                  .5%

        Marjorie Bisgood                          59,500                  .6%

        Bradley Roberts                            2,083                  *

        * Less than .1%

(2) International Hydrocarbons is a wholly-owned subsidiary of NWO. Mr. Blue is president and a director both of International Hydrocarbons and NWO. He is also president and a major stockholder of Cordillera Corporation ("Cordillera"), the major stockholder of NWO. Through Cordillera and affiliates, Mr. Blue beneficially holds 43.25% of Class B nonvoting, participating common stock of NWO.

(3)    Director of the Registrant

(4) Does not include shares owned by International Hydrocarbons. International Hydrocarbons is a wholly-owned subsidiary of NWO. Mr. Blue is president and a director of both International Hydrocarbons and NWO. He is also president and major stockholder of Cordillera, the major stockholder of NWO. Through Cordillera and affiliates, Mr. Blue beneficially holds 43.25% of Class B nonvoting, participating common stock of NWO.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NWO LINE OF CREDIT

The Registrant has a $2,000,000 line of credit with NWO, the parent company of International Hydrocarbons, the Registrant's principal stockholder. The line of credit is secured by the Registrant's Prinos Interest. In February 1998, the Registrant executed an Extension Agreement whereby NWO agreed to forbear any collection proceedings on the line of credit until March 31, 1999. In addition, this agreement allows the Registrant to draw an additional $350,000 in principal for general working capital purposes and to defer further principal and interest
payments until maturity.   As of March 31, 1998, the outstanding loan balance
was $842,636.

Cordillera is the major stockholder of NWO. Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, is president and a major stockholder of Cordillera. Through Cordillera and affiliates, Mr. Blue beneficially holds 43.25% of Class B nonvoting, participating common stock of NWO.

MANAGEMENT AGREEMENTS

The Registrant has a cost sharing arrangement under which it provides management services to Cordillera and to San Miguel Valley Corporation (SMVC), an affiliate of Cordillera, pursuant to agreements providing for reimbursement of costs for actual time and expenses incurred on Cordillera and SMVC activities. In 1998, 1997 and 1996 such reimbursements amount to approximately $306,000, $278,000 and $322,000, respectively. Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, is president and a major stockholder of Cordillera.

OFFICER FEES

Mr. Blue receives officers' fees of $5,000 per month for his services as Chairman of the Board and Chief Executive Officer of the Registrant. Mr. Blue is president and a director of International Hydrocarbons, the Registrant's principal stockholder, and its parent, NWO. He is also president and a major stockholder of Cordillera, the major stockholder of NWO. Through Cordillera and affiliates, Mr. Blue beneficially holds 43.25% of Class B nonvoting, participating common stock of NWO.

EMPLOYEE BENEFIT PLANS

Cordillera has a defined contribution pension plan and a 401(k) plan covering all qualified employees of the Registrant. Contributions to the pension plan are based on a percentage of employee compensation ranging from 6% to 11.7%. The Registrant is required to match employee 401(k) contributions to the extent of 6% of annual compensation. During 1998, 1997 and 1996, the Registrant recorded $50,468, $39,886, and $36,748, respectively, as pension and 401(k) expense under these plans. Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, is president and a major stockholder of Cordillera.

LEASE OF CORPORATE HEADQUARTERS

The Registrant leases 2,562 square feet of space in an office building located
at 5000 South Quebec Street, Denver, Colorado.   The building is owned by
Sorrento West Properties, Inc., a company indirectly owned and controlled by Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, and his family. Rent payments for 1998, 1997 and 1996 were $42,380, $29,463 and $26,675, respectively. These payments include adjustments for the Registrant's proportionate share of operating expenses. Lease payments are estimated to be $43,554 and $39,925 for 1999 and 2000, respectively. The Registrant believes that, with respect to the lease of its corporate headquarters, it obtained terms no less favorable than what could have been obtained from unrelated parties in arms-length transactions.

BONUS

In fiscal 1983, the Board of Directors authorized a bonus of $25,000 to the president of the Registrant, which was paid in August 1997.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

(a) 1. Financial statements filed as part of this Report in Item 7 are as follows:

          Independent Auditors' Report

          Consolidated Balance Sheets - March 31, 1998 and 1997

          Consolidated Statements of Operations and Accumulated Deficit - Years ended March 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows - Years ended
          March 31, 1998, 1997 and 1996

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



EXHIBIT NUMBER   NAME OF EXHIBIT                       LOCATION
--------------   ---------------                       --------
10.24            Second Addendum to                    Page 42 of the Report
                 Office Building Lease                 on Form 10-KSB for the
                 dated March 1, 1997                   year ended March 31, 1997

10.25            Extension Agreement                   Page 44 of the Report
                 with NWO Resources, Inc.              on Form 10-KSB for the
                 dated March 10, 1996                  year ended March 31, 1997

10.26            Extension Agreement                   Page 42 of the
                 with NWO Resources, Inc.              signed original
                 dated February 13, 1998               of this report


(b) No reports on Form 8-K were filed during the last quarter during the period covered by this Report.

                                 EXTENSION AGREEMENT


     This Extension Agreement (the "Agreement") is entered into as of the 13th day of February 1998, by and among Oceanic Exploration Company, a Delaware corporation ("OEC"), Oceanic International Properties Corporation, a Colorado corporation and wholly-owned subsidiary of OEC ("OIPC"), and NWO Resources, Inc., an Ohio corporation ("NWO").

     WHEREAS, OEC, OIPC and NWO entered into that certain Modification Agreement dated September 19, 1995 which provided among other things that NWO would forbear collection of principal or interest on the Oceanic Notes until December 31, 1996 (subsequently extended to March 31, 1997 pursuant to an Extension Agreement dated December 11, 1996 and further extended to March 31, 1998 pursuant to an Extension Agreement dated March 10, 1997); and that OEC would diligently pursue its pending lawsuit against Denison Mines, Ltd. ("Denison"); and

     WHEREAS, OEC, OIPC and NWO have entered into three previous Extension Agreements dated December 27, 1995, December 11, 1996 and March 10, 1997; and

     WHEREAS, OEC has pursued its lawsuit against Denison as provided for in the Modification Agreement, and a judgment has been issued in OEC's favor by a lower court; which judgment has since been appealed by Denison; and

     WHEREAS, the parties hereto will wish to extend the period of forbearance on collection of principal or interest on the Oceanic Notes and allow OEC sufficient operating cash until such final determination has been received; and

     WHEREAS, Denison has notified OEC of its intention to suspend payments of the 15% net profits interest in anticipation of this being the final year. OEC has notified Denison that pursuant to the Oil Payment and Net Earnings Interest Agreement between Denison and OEC, Denison may not suspend payments to OEC prior to formal declaration to the Greek government of this being the last year of production;

     NOW THEREFORE, in consideration of the mutual covenants contained herein, the parties hereby agree as follows:

     1. The period of time during which NWO will forbear collection of principal or interest on the Oceanic Notes shall be further extended for a period of twelve months commencing March 31, 1998 to March 31, 1999.

     2. Effective immediately and until such time as OEC is able to collect funds from Denison pursuant to a final determination by the Appellate Court or a settlement with Denison, OEC and OIPC will be allowed to draw an additional $350,000 under the existing line of credit for general working capital purposes. In addition, OEC will not be required to make any interest payments until such time as the outstanding principal balance is due to NWO.

     3. Except as modified herein and in the Extension Agreements dated December 27, 1995, December 11, 1996 and March 10, 1997, the Modification Agreement will continue in full force and effect and the remaining terms, provisions, covenants and conditions shall remain unchanged.

     IN WITNESS HEREOF, the parties hereto have executed this Agreement as of the date first set forth above.


                                        OEC

                                        OCEANIC EXPLORATION COMPANY



                                        By:  \s\ Charles N. Haas
                                           --------------------------------
                                             Charles N. Haas
                                             President


                                        OIPC

                                        OCEANIC INTERNATIONAL
                                        PROPERTIES CORPORATION



                                        By:  \s\ Charles N. Haas
                                           --------------------------------
                                             Charles N. Haas
                                             President


                                        NWO

                                        NWO RESOURCES, INC.



                                        By:  \s\ John E. Jones
                                           --------------------------------
                                             John E. Jones
                                             Secretary-Treasurer

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OCEANIC EXPLORATION COMPANY
                                                    (REGISTRANT)


                                        By   /s/ Charles N. Haas
                                          --------------------------------------
                                             Charles N. Haas, President

                                        Dated      June 24, 1998
                                             -----------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated, namely:

1.   By its principal executive officer.


Date:     June 24, 1998                      /s/ Charles N. Haas
     -------------------------          ----------------------------------------
                                             Charles N. Haas, President

2.   And by its principal financial officer.


Date:     June 24, 1998                 By   /s/ Lori A. Brundage
     -------------------------          ----------------------------------------
                                             Lori A. Brundage, Treasurer

3.     And by a majority of its board of directors.


Date:     June 25, 1998                 By   /s/ James N. Blue
     -------------------------          ----------------------------------------
                                        James N. Blue, Director


Date:     June 24, 1998                 By   /s/ Charles N. Haas
     -------------------------          ----------------------------------------
                                        Charles N. Haas, Director


Date:     June 25, 1998                 By   /s/ Sidney H. Stires
     -------------------------          ----------------------------------------
                                             Sidney H. Stires, Director