Form 10QSB
period 1998-06-30
OCEANIC EXPLORATION CO
filed 1998-08-12
CIK 73759

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

                 --------------------------------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report)

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

Shares outstanding at                                   Common $.0625 Par Value
July 31, 1998
9,916,154

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

ASSETS
------                                              June 30, 1998     March 31, 1998
                                                    -------------     --------------
Cash                                                $     38,000           38,601

Receivables:
   Affiliates                                             19,616            5,753
   Other                                                   1,680            3,006
                                                    ------------      -----------
                                                          21,296            8,759

Prepaid expenses                                             982            1,482
                                                    ------------      -----------
     Total current assets                                 60,278           48,842
                                                    ------------      -----------
Oil and gas property interests, full-cost method
   of accounting (note 2)                             39,000,000       39,000,000

Less accumulated amortization, depreciation
  and valuation allowance                            (38,857,500)     (38,810,000)
                                                    ------------      -----------
                                                         142,500          190,000

Other assets                                               2,400            2,560
                                                    ------------      -----------
                                                    $    205,178          241,402
                                                    ------------      -----------
                                                    ------------      -----------

                                                                    (Continued)

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                  (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------               June 30, 1998    March 31, 1998
                                                    -------------    --------------
Current liabilities:
  Notes payable to affiliate (note 3)                $   902,636        842,636
  Accounts payable                                       205,242        210,338
  Accounts payable to affiliate                           60,000         60,000
  United Kingdom taxes payable, including
    accrued interest                                     491,119        486,959
  Accrued expenses                                       113,539         67,353
                                                     -----------     ----------
     Total current liabilities                         1,772,536      1,667,286

Deferred income taxes (note 4)                            83,735        102,735
                                                     -----------     ----------
     Total liabilities                                 1,856,271      1,770,021
                                                     -----------     ----------
Stockholders' deficit:
   Preferred stock, $10 par value.  Authorized
     600,000 shares; none issued                           --             --
   Common stock, $.0625 par value.  Authorized
     12,000,000 shares; 9,916,154 shares issued and
     outstanding                                         619,759        619,759
   Capital in excess of par value                        155,696        155,696
   Accumulated deficit                                (2,426,548)    (2,304,074)
                                                     -----------     ----------
     Total stockholders' deficit                      (1,651,093)    (1,528,619)
                                                     -----------     ----------
Contingencies (note 2)

                                                     $   205,178        241,402
                                                     -----------     ----------
                                                     -----------     ----------

See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Three Months Ended
                                                             June 30,
                                                       1998            1997
                                                     ------------------------
Revenues:
  Oil and gas sales - Greece (note 2)                $    --          157,802
  Other                                                111,156         78,490
                                                     ----------       --------
                                                       111,156        236,292
                                                     ----------       --------
Costs and expenses:
  Interest and financing costs                          23,544         23,342
  Exploration expenses                                   2,387          4,024
  Amortization and depreciation                         47,500         64,500
  General and administrative                           179,199        151,942
                                                     ----------       --------
                                                       252,630        243,808
                                                     ----------       --------
  Loss  before income taxes                           (141,474)        (7,516)

Income tax benefit (expense) (note 4)                   19,000        (36,360)
                                                     ----------       --------
  Net  loss                                          $(122,474)       (43,876)
                                                     ----------       --------
                                                     ----------       --------
  Loss per common share                              $    (.01)          (.01)
                                                     ----------       --------
                                                     ----------       --------

See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Three Months Ended
                                                                                     June 30,
                                                                               1998            1997
                                                                            -------------------------
Cash flows from operating activities:
  Net loss                                                                  $(122,474)       (43,876)

  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Amortization and depreciation                                           47,500         64,500
       Deferred income tax benefit                                            (19,000)       (26,761)
       Increase in accounts receivable and due from affiliates                (12,537)        (4,252)
       Decrease (increase) in prepaid expenses and other assets                   660         (2,594)
       (Decrease) increase in accounts payable and accounts payable
         to affiliate                                                          (5,096)        23,204
       Increase in United Kingdom taxes payable, including accrued
         interest payable, and accrued expenses                                50,346         15,019
                                                                            ----------      ---------
       Net cash used in operating activities                                  (60,601)        25,240

Cash flows from financing activities:
    Advances from (repayments of) notes payable to affiliate                   60,000        (41,413)
                                                                            ----------      ---------
        Net decrease in cash                                                     (601)       (16,173)
                                                                            ----------      ---------
Cash at beginning of period                                                    38,601        201,715
                                                                            ----------      ---------
Cash at end of period                                                       $  38,000        185,542
                                                                            ----------      ---------
                                                                            ----------      ---------

See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated balance sheet as of March 31, 1998 which has been derived from audited statements and the unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made which are necessary for the fair presentation of the periods presented. The accounting policies of the Registrant are set forth in the financial statements and notes thereto and are included in the Registrant's latest annual report on Form 10-KSB. It is suggested that these consolidated financial statements be read in conjunction with that document.

(2)  OIL AND GAS SALES - GREECE

     Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement entered into in June 1975 (the "License Agreement"). The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. Denison Mines, Ltd. ("Denison"), the working interest owner having the contractual obligation to the Registrant for the 15% net profits interest, (also called "Prinos Interest" in some parts of this Report) asserted that the calculation of the amounts due to the Registrant should be based on the amended agreement with the Greek government. The Registrant disagreed with this interpretation and commenced a legal action in Canada seeking a declaration by the Ontario Court of Justice (General Division) in Toronto, Canada (the "Court") that amounts due the Registrant attributable to its 15% net profits interest be calculated based on the terms of the License Agreement before this amendment. In December 1996, the Registrant received notification that the Court had issued a judgment in its favor. The Court ordered Denison to pay approximately $6,100,000 including interest to the Registrant for the period from January 1, 1993 through December 13, 1996 and to make payments to the Registrant subsequent to December 13, 1996 also based on the terms of the original License Agreement. The Court also awarded court costs to the Registrant which are anticipated to be approximately $107,000 plus interest. Denison subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely have to be made by the Appellate Court. While the Registrant believes it has a reasonable probability of prevailing in its action, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying consolidated financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant.

     In January 1998, the Registrant was notified by Denison that 1998 may be the final year of production for the Greek properties. In the final year of production, Denison is entitled to 100% cost recovery; consequently, the Registrant will not receive any payments for its net profits interest in the final year. In anticipation of such, Denison has ceased remitting monthly payments to the Registrant. In response, the Registrant has notified Denison that this action is inappropriate prior to the formal declaration to the Greek government that 1998 is the final year. Should the consortium drill and successfully develop additional exploration prospects in the offshore Greece property, or otherwise extend the productive life of the property, the Registrant would be entitled to once again receive its 15% net profits interest.

(3)  NOTES PAYABLE TO AFFILIATE

     Notes payable to affiliate at March 31, 1998 and June 30, 1998 represent borrowings under a $2,000,000 line of credit established in favor of the Registrant by NWO Resources, Inc. ("NWO"), the parent company of International Hydrocarbons, the Registrant's majority stockholder. The NWO line of credit provides for cumulative draws of up to $2,000,000 with interest payable monthly on the outstanding balance at the greater of the U.S. bank prime lending rate or 1-3/4% above the 30-day LIBOR. The line of credit is secured by the Registrant's 15% net profits interest in the offshore Greece oil and gas property and all proceeds from the pending litigation. Prior to the end of fiscal year 1995, the Registrant's credit line was exhausted and the Registrant had no resources to make monthly interest payments on the advances under the line of credit.

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

     In December 1996, an Extension Agreement was executed extending the period of time during which NWO would forbear collection of principal and interest until March 31, 1997. In March 1997, another Extension Agreement was executed extending the forbearance period until March 31, 1998. This agreement allows the Registrant to retain 50% of all net profits interest payments from Denison, with the remaining amount to be paid to NWO. In February 1998, a third extension agreement was executed extending the forbearance period until March 31, 1999. This agreement allows the Registrant to draw an additional $350,000 for general working capital purposes and to defer all interest payments until maturity.

     As of June 30, 1998, the outstanding loan balance was $902,636. Even if payments were to resume under the Prinos Interest as calculated under the terms of the amended License Agreement, the Registrant does not believe that at current production and price levels, the Prinos Interest will generate funds sufficient to repay the obligations owed to NWO by March 31, 1999.

(4)  INCOME TAXES

     Income tax benefit (expense) consists of the following:

                                                 Three Months Ended
                                                      June 30,
                                                  1998         1997
                                                -------      -------
Current:
   Foreign - Greece                                --        (63,121)

Deferred:
   Foreign - Greece                              19,000       26,761
                                                -------      --------
      Total income tax benefit (expense)        $19,000      (36,360)
                                                -------      --------
                                                -------      --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Registrant's principal source of revenue has been from its Prinos Interest. The Registrant also receives revenues from sales of seismic data gathered in its oil and gas exploration and development activities. That revenue is sporadic and is not sufficient to fund the Registrant's ongoing operations. There have been no sales of seismic data during the three-month period ended June 30, 1998 or the year ended March 31, 1998.

     The Registrant currently receives approximately $460,000 per year in connection with services it provides to Cordillera Corporation and San Miguel Valley Corporation pursuant to management agreements providing for reimbursement of costs for actual time and expenses incurred in activities conducted on behalf of those entities. The amounts received under the management agreements are a reimbursement for employee salaries and other operating expenses.

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

     As of June 30, 1998, the outstanding loan balance was $902,636. Even if payments were to resume under the Prinos Interest as calculated under the terms of the amended License Agreement, the Registrant does not believe that at current production and price levels, the Prinos Interest will generate funds sufficient to repay the obligations owed to NWO by March 31, 1999.

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

     Even if a final determination in the Registrant's favor is obtained, of which there is no assurance, there is no guarantee that the Registrant would be able to collect that judgment and, if able to collect, when the judgment would be actually collected. Previously, it appeared, based on Denison's public filings, that the financial stability of Denison was questionable and that Denison continued to operate at the sufferance of its secured creditors. Based upon more recent public filings, however, it appears that Denison's debt restructuring approved in 1995 may have been successful in preserving Denison as a going concern. This restructuring may also increase the likelihood that Denison would have assets available for satisfaction of a judgment in favor of the Registrant. However, the Registrant does not have sufficient information to determine whether any assets of Denison are unencumbered and available for satisfaction of a final determination in favor of the Registrant.

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

     In January 1998, Denison notified the Registrant that based upon current price and production levels, it anticipates that 1998 may be the final year of production for the Prinos and Prinos North Fields. In the final year of production, Denison is entitled to 100% cost recovery; consequently, the Registrant will not receive any payments for its net profits interest. In anticipation of such, Denison ceased remitting net profits interest payments to the Registrant. In response, the Registrant has notified the working interest owner that this action is inappropriate prior to the formal declaration to the Greek government of 1998 being the final year. Should the consortium drill and successfully develop the new exploration prospects in the offshore Greece property or otherwise extend the life of the property, the Registrant would be entitled to once again receive its 15% net profits interest.

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

     See the Registrant's Form 10-KSB for the fiscal year ended March 31, 1998, for a more detailed discussion of these legal proceedings.

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

Exhibit Number           Name of Exhibit                     Location
--------------           ---------------                     --------
    10.1            Management Agreement with          Page 14 of the signed
                    San Miguel Valley Corporation      original of this report
                    dated May 1, 1998

      (b) No reports on Form 8-K were filed during the quarter for which this Report is filed.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OCEANIC EXPLORATION COMPANY



Date:   August 10, 1998                    /s/ Charles N. Haas
       ------------------                  ------------------------------
                                           Charles N. Haas
                                           President



Date:   August 10, 1998                    /s/ Lori A. Brundage
       ------------------                  ------------------------------
                                           Lori A. Brundage
                                           Treasurer and Chief Financial Officer