Form 10QSB
period 1998-09-30
OCEANIC EXPLORATION CO
filed 1998-11-13
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

/ /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Shares outstanding at                                   Common $.0625 Par Value
October 31, 1998
9,916,154

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS


                                                      September 30, 1998       March 31, 1998
                                                      ------------------       --------------
Cash                                                    $     44,011                 38,601
Receivables:
   Oil and gas revenues                                       39,406                  1,680
   Affiliates                                                 12,697                  5,753
   Other                                                          --                  1,326
                                                        ------------           ------------
                                                              52,103                  8,759
Prepaid expenses                                                 982                  1,482
                                                        ------------           ------------
     Total current assets                                     97,096                 48,842
                                                        ------------           ------------
Oil and gas property interests, full-cost method
   of accounting  (note 2)                                39,000,000             39,000,000
Less accumulated amortization, depreciation
  and valuation allowance                                (38,905,000)           (38,810,000)
                                                        ------------           ------------
                                                              95,000                190,000
Other assets                                                   2,240                  2,560
                                                        ------------           ------------
                                                        $    194,336                241,402
                                                        ------------           ------------
                                                        ------------           ------------


                                                                     (Continued)

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                   (UNAUDITED)



LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                      September 30, 1998       March 31, 1998
                                                      ------------------       --------------
Current liabilities:
  Notes payable to affiliate (note 3)                   $    982,636               842,636
  Accounts payable                                           167,469               210,338
  Accounts payable to affiliate                               60,000                60,000
  United Kingdom taxes payable,  including
     accrued interest                                        506,167               486,959
  Accrued expenses                                           138,830                67,353
                                                         -----------           -----------

     Total current liabilities                             1,855,102             1,667,286
Deferred income taxes (note 4)                                64,735               102,735
                                                         -----------           -----------
     Total liabilities                                     1,919,837             1,770,021
                                                         -----------           -----------
Stockholders' deficit:
   Preferred stock, $10 par value.  Authorized
     600,000 shares; none issued                                  --                    --
   Common stock, $.0625 par value.  Authorized
     12,000,000 shares; 9,916,154 shares issued and
        outstanding                                          619,759               619,759
   Capital in excess of par value                            155,696               155,696
   Accumulated deficit                                    (2,500,956)           (2,304,074)
                                                         -----------           -----------
     Total stockholders' deficit                          (1,725,501)           (1,528,619)
                                                         -----------           -----------
Contingencies (note 2)
                                                        $    194,336                241,402
                                                        ------------           ------------
                                                        ------------           ------------


See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Six Months Ended                   Three Months Ended
                                                    September 30,                      September 30,
                                                  1998          1997                 1998         1997
                                              ----------      ---------            -------      -------
Revenues:
  Oil and gas sales - Greece (note 2)         $  124,003        404,660            124,003      246,858
  Other                                          227,455        162,977            116,299       84,487
                                              ----------      ---------            -------      -------
                                                 351,458        567,637            240,302      331,345
                                              ----------      ---------            -------      -------
Costs and expenses:
  Interest and financing costs                    49,243         45,804             25,699       22,462
  Exploration expenses                             4,352         23,286              1,965       19,262
  Amortization and depreciation                   95,000        128,900             47,500       64,400
  General and administrative                     388,143        299,455            208,944      147,513
                                              ----------      ---------            -------      -------
                                                 536,738        497,445            284,108      253,637
                                              ----------      ---------            -------      -------
(Loss) income before income taxes               (185,280)        70,192            (43,806)      77,708
Income tax expense (note 4)                      (11,602)      (107,221)           (30,602)     (70,861)
                                              ----------      ---------            -------      -------
    Net (loss) income                         $ (196,882)       (37,029)           (74,408)       6,847
                                              ----------      ---------            -------      -------
                                              ----------      ---------            -------      -------
 (Loss) income per common share               $     (.02)          (.01)              (.01)         .01
                                              ----------      ---------            -------      -------
                                              ----------      ---------            -------      -------


See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Six Months Ended
                                                                                September 30,
                                                                           1998               1997
                                                                        ----------           -------
Cash flows from operating activities:
  Net loss                                                              $ (196,882)          (37,029)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Amortization and depreciation                                        95,000           128,900
       Deferred income tax benefit                                         (38,000)          (54,643)
       Increase in accounts receivable and due from affiliates             (43,344)          (40,845)
       Decrease (increase) in prepaid expenses and other assets                820            (3,934)
       Decrease in accounts payable and accounts payable
         to affiliate                                                      (42,869)          (23,513)
       Increase (decrease) in United Kingdom taxes payable,
         including accrued interest payable, and accrued expenses           90,685            (4,728)
                                                                        ----------           -------
       Net cash used in operating activities                              (134,590)          (35,792)

Cash flows from financing activities:
    Advances from (repayments of) notes payable to affiliate               140,000           (59,784)
                                                                        ----------           -------
        Net increase (decrease) in cash                                      5,410           (95,576)
                                                                        ----------           -------
Cash at beginning of period                                                 38,601           201,715
                                                                        ----------           -------
Cash at end of period                                                   $   44,011           106,139
                                                                        ----------           -------
                                                                        ----------           -------


See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

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

(2)     OIL AND GAS SALES - GREECE

        Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement entered into in June 1975 (the "License Agreement"). The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. Denison Mines, Ltd. ("Denison"), the working interest owner having the contractual obligation to the Registrant for the 15% net profits interest, (also called "Prinos Interest" in some parts of this Report) asserted that the calculation of the amounts due to the Registrant should be based on the amended agreement with the Greek government. The Registrant disagreed with this interpretation and commenced a legal action in Canada seeking a declaration by the Ontario Court of Justice (General Division) in Toronto, Canada (the "Court") that amounts due the Registrant attributable to its 15% net profits interest be calculated based on the terms of the License Agreement before this amendment. In December 1996, the Registrant received notification that the Court had issued a judgment in its favor. The Court ordered Denison to pay $6,098,290.68 including interest to the Registrant for the period from January 1, 1993 through December 13, 1996 and to make payments to the Registrant subsequent to December 13, 1996 also based on the terms of the original License Agreement. The Court also awarded court costs to the Registrant which are anticipated to be approximately $107,000 plus interest. Denison subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely have to be made by the Appellate Court. While the Registrant believes it has a reasonable probability of prevailing in its action, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying consolidated financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant.

        In January 1998, the Registrant was notified by Denison that 1998 may be the final year of production for the Greek properties. In the final year of production, Denison is entitled to 100% cost recovery; consequently, the Registrant will not receive any payments for its net profits interest in the final year. In anticipation of such, Denison has ceased remitting net profits interest payments to the Registrant on a monthly basis. In response, the Registrant has notified Denison that this action is inappropriate prior to the formal declaration to the Greek government that 1998 is the final year. Denison has advised the Registrant that it is required to give the Greek government 3 months notice for their declaration of final year. Denison has also notified the Registrant that this declaration will not be made before October 31, 1998 which, if given, would cause the final year period to run from March 1998 through February 1999 at the earliest. Consequently, Denison has paid the Registrant for its net profits interest relating to January and February 1998. Should the consortium drill and successfully develop additional exploration prospects in the offshore Greece property, or otherwise extend the productive life of the property, the Registrant would be entitled to once again receive its 15% net profits interest on a monthly basis.

(3)     NOTES PAYABLE TO AFFILIATE

        Notes payable to affiliate at March 31, 1998 and September 30, 1998 represent borrowings under a $2,000,000 line of credit established in favor of the Registrant by NWO Resources, Inc. ("NWO"), the parent company of International Hydrocarbons, the Registrant's majority stockholder. The NWO line of credit provides for cumulative draws of up to $2,000,000 with interest payable monthly on the outstanding balance at the greater of the U.S. bank prime lending rate or 1-3/4% above the 30-day LIBOR. The line of credit is secured by the Registrant's 15% net profits interest in the offshore Greece oil and gas property and all proceeds from the pending litigation. Prior to the end of fiscal year 1995, the Registrant's credit line was exhausted and the Registrant had no resources to make monthly interest payments on the advances under the line of credit.

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

        As of June 30, 1998, the outstanding loan balance was $982,636. Even if payments were to resume under the Prinos Interest as calculated under the terms of the amended License Agreement, the Registrant does not believe that at current production and price levels, the Prinos Interest will generate funds sufficient to repay the obligations owed to NWO by March 31, 1999.

(4)     INCOME TAXES

        Income tax benefit (expense) consists of the following:


                                                          Six Months Ended
                                                           September 30,
                                                      1998               1997
                                                    --------           --------
Current:
     Foreign - Greece                                (49,602)          (161,864)
Deferred:
     Foreign - Greece                                 38,000             54,643
                                                    --------           --------
          Total income tax benefit (expense)        $(11,602)          (107,221)
                                                    --------           --------
                                                    --------           --------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Registrant's principal source of revenue has been from its Prinos Interest. The Registrant also receives revenues from sales of seismic data gathered in its oil and gas exploration and development activities. That revenue is sporadic and is not sufficient to fund the Registrant's ongoing operations. There have been no sales of seismic data during the six-month period ended September 30, 1998 or the year ended
March 31, 1998.

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

        As of September 30, 1998, the outstanding loan balance was $982,636. Even if payments were to resume under the Prinos Interest as calculated under the terms of the amended License Agreement, the Registrant does not believe that at current production and price levels, the Prinos Interest will generate funds sufficient to repay the obligations owed to NWO by March 31, 1999.

        The Registrant's net profits interest in the offshore Greece property is currently the subject of litigation. In June 1994, the Registrant commenced legal action against Denison who has the contractual obligation to pay the net profits interest. The Registrant was seeking a declaration by the Court that amounts due the Registrant attributable to its interest be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. In September 1996, the lawsuit went to trial. In December 1996, the Registrant received notification that the Court had rendered a judgment in the Registrant's favor. The defendant subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely be made by the Appellate Court. While the Registrant believes there is a reasonable probability of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time.

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

        In January 1998, Denison notified the Registrant that based upon current price and production levels, it anticipates that 1998 may be the final year of production for the Prinos and Prinos North Fields. In the final year of production, Denison is entitled to 100% cost recovery; consequently, the Registrant will not receive any payments for its net profits interest. In anticipation of such, Denison ceased remitting net profits interest payments to the Registrant on a monthly basis. In response, the Registrant has notified the working interest owner that this action is inappropriate prior to the formal declaration to the Greek government of 1998 being the final year. Denison has advised the Registrant that it is required to give the Greek government 3 months notice for their declaration of final year. Denison has also notified the Registrant that this declaration will not be made before October 31, 1998 which, if given, would cause the final year period to run from March 1998 through February 1999 at the earliest. Consequently, Denison has paid the Registrant for its net profits interest relating to January and February 1998. Should the consortium drill and successfully develop the new exploration prospects in the offshore Greece property or otherwise extend the life of the property, the Registrant would be entitled to once again receive its 15% net profits interest on a monthly basis.

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

YEAR 2000 READINESS

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Registrant's computer programs that have date-sensitive software may recognize a date using "00" and the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations of the Registrant.

        Since 1996, the Registrant has replaced all of its computer hardware and software with that which is Year 2000 compliant. The cost associated with these upgrades was not material.

        Failure of third parties upon whom the Registrant's business relies to timely remediate their Year 2000 Issues could adversely affect the Registrant's operations. However, the major third parties with whom the Registrant deals have indicated that they are addressing the Year 2000 Issue and intend to have the matter resolved before December 1999.

        The Registrant has not, to date, implemented a Year 2000 Contingency Plan. However, the Registrant is prepared to develop and implement a contingency plan should the status of any of the above change.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        In June 1994, the Registrant commenced legal action against Denison seeking a declaration by the Court that amounts due the Registrant attributable to its net profits interest in certain oil and gas producing areas offshore Greece be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. On December 13, 1996, the Registrant received notification that the Ontario Court of Justice (General Division) in Toronto, Canada, had issued a judgment in its favor. Specifically, the Court found that Denison is obligated to pay the Registrant its 15% net profits interest in accordance with the terms of the License Agreement prior to the 1993 amendment. First, the Court ordered Denison to pay $6,098,290.68 including interest to the Registrant for the period January 1, 1993 through December 13, 1996. Second, the Court ordered Denison to make payments to the Registrant subsequent to December 13, 1996, also calculated based on the terms of the original License Agreement. Lastly, the Court awarded court costs to the Registrant which are anticipated to be approximately $107,000 plus interest. Subsequent to receiving the judgment from the Court, Denison filed a Notice of Appeal with the Court in which it requested that the judgment be set aside for errors in the judge's findings. The Registrant disagrees that there were errors made. Therefore, it appears that the final determination will likely have to be made by the Appellate Court. While the Registrant believes there is a reasonable probability of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant.

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

                                       OCEANIC EXPLORATION COMPANY


Date: November 13, 1998                /s/ Charles N. Haas
     ------------------------          -----------------------
                                       Charles N. Haas
                                       President



Date: November 13, 1998                /s/ Lori A. Brundage
     ------------------------          -----------------------
                                       Lori A. Brundage
                                       Treasurer and Chief Financial Officer