Form 10QSB
period 1998-12-31
OCEANIC EXPLORATION CO
filed 1999-02-10
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

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

Shares outstanding at                  Common $.0625 Par Value
January 31, 1999
9,916,154

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS

                                               December 31, 1998     March 31, 1998
                                               -----------------     ---------------
Cash                                             $     29,718               38,601
Receivables:
  Affiliates                                           10,038                5,753
  Other                                                 1,680                3,006
                                                 ------------          -----------
                                                       11,718                8,759
Prepaid expenses                                        2,122                1,482
                                                 ------------          -----------
  Total current assets                                 43,558               48,842
                                                 ------------          -----------
Oil and gas property interests, full-cost
  method of accounting (note 2)                    39,000,000           39,000,000
Less accumulated amortization, depreciation
  and valuation allowance                         (38,952,500)         (38,810,000)
                                                 ------------          -----------
                                                       47,500              190,000
Other assets                                            2,080                2,560
                                                 ------------          -----------
                                                 $     93,138              241,402
                                                 ------------          -----------
                                                 ------------          -----------

                                                                     (Continued)

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

                                               December 31, 1998     March 31, 1998
                                               -----------------     ---------------
Current liabilities:
  Note payable to shareholder (note 3)            $   982,636              842,636
  Accounts payable                                    159,525              210,338
  Accounts payable to affiliate                        60,000               60,000
  United Kingdom taxes payable, including
    accrued interest                                  499,512              486,959
  Accrued expenses                                    173,130               67,353
                                                  -----------          -----------
    Total current liabilities                       1,874,803            1,667,286

Deferred income taxes (note 4)                         45,735              102,735
                                                  -----------          -----------
    Total liabilities                               1,920,538            1,770,021
                                                  -----------          -----------

Stockholders' deficit:
  Preferred stock, $10 par value. Authorized
    600,000 shares; none issued                       --                   --
  Common stock, $.0625 par value. Authorized
    12,000,000 shares; 9,916,154 shares
    issued and outstanding                            619,759              619,759
  Capital in excess of par value                      155,696              155,696
  Accumulated deficit                              (2,602,855)          (2,304,074)
                                                  -----------          -----------
    Total stockholders' deficit                    (1,827,400)          (1,528,619)
                                                  -----------          -----------
Contingencies (note 2)
                                                  $    93,138              241,402
                                                  -----------          -----------
                                                  -----------          -----------


See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Nine Months Ended            Three Months Ended
                                                December 31,                  December 31,
                                            1998           1997           1998           1997
                                          ---------      --------       --------       --------
Revenues:
  Oil and gas sales - Greece (note 2)     $ 127,152       429,003          3,149         24,343
  Other                                     358,105       241,204        130,650         78,227
                                          ---------      --------       --------       --------
                                            485,257       670,207        133,799        102,570
                                          ---------      --------       --------       --------
Costs and expenses:
  Interest and financing costs               75,101        68,019         25,858         22,215
  Exploration expenses                        5,443        28,937          1,091          5,651
  Amortization and depreciation             142,500       193,400         47,500         64,500
  General and administrative                567,133       455,802        178,990        156,347
                                          ---------      --------       --------       --------
                                            790,177       746,158        253,439        248,713
                                          ---------      --------       --------       --------
Loss before income taxes                   (304,920)      (75,951)      (119,640)      (146,143)

Income tax benefit (expense) (note 4)         6,139       (89,573)        17,741         17,648
                                          ---------      --------       --------       --------
  Net loss                                $(298,781)     (165,524)      (101,899)      (128,495)
                                          ---------      --------       --------       --------
                                          ---------      --------       --------       --------
Loss per common share                     $    (.03)         (.02)         ( .01)          (.01)
                                          ---------      --------       --------       --------
                                          ---------      --------       --------       --------


See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Nine Months Ended
                                                                            December 31,
                                                                        1998           1997
                                                                     ---------       --------
Cash flows from operating activities:
  Net loss                                                           $(298,781)      (165,524)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization and depreciation                                    142,500        193,400
      Deferred income tax benefit                                      (57,000)       (82,028)
      Increase in accounts receivable and due from affiliates           (2,959)        (2,349)
      Increase in prepaid expenses and other assets                       (160)        (3,274)
      Increase (decrease) in accounts payable and accounts
        payable to affiliate                                           (50,813)        15,251
      Increase in United Kingdom taxes payable, including
        accrued interest payable, and accrued expenses                 118,330         33,420
                                                                     ---------       --------
      Net cash used in operating activities                           (148,883)       (11,104)

Cash flows from financing activities:
  Advances from (repayments of) notes payable to shareholder           140,000        (81,838)
                                                                     ---------       --------
      Net decrease in cash                                              (8,883)       (92,942)
                                                                     ---------       --------

Cash at beginning of period                                             38,601        201,715
                                                                     ---------       --------
Cash at end of period                                                $  29,718        108,773
                                                                     ---------       --------
                                                                     ---------       --------


See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

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

(2)  OIL AND GAS SALES - GREECE

     Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement entered into in June 1975 (the "License Agreement"). The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. Denison Mines, Ltd. ("Denison"), the working interest owner having the contractual obligation to the Registrant for the 15% net profits interest, (also called "Prinos Interest" in some parts of this Report) asserted that the calculation of the amounts due to the Registrant should be based on the amended agreement with the Greek government. The Registrant disagreed with this interpretation and commenced a legal action in Canada seeking a declaration by the Ontario Court of Justice (General Division) in Toronto, Canada (the "Court") that amounts due the Registrant attributable to its 15% net profits interest be calculated based on the terms of the License Agreement before this amendment. In December 1996, the Registrant received notification that the Court had issued a judgment in its favor. The Court ordered Denison to pay $6,098,290.68 including interest to the Registrant for the period from January 1, 1993 through December 13, 1996 and to make payments to the Registrant subsequent to December 13, 1996 also based on the terms of the original License Agreement. The Court also awarded court costs to the Registrant which are anticipated to be approximately $107,000 plus interest. Denison subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely have to be made by the Appellate Court. The hearing before the Ontario Court of Appeal is scheduled for June 14-15, 1999. While the

Registrant believes it has a reasonable probability of prevailing in its action, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying consolidated financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant.

     In January 1998, the Registrant was notified by Denison that 1998 may be the final year of production for the Greek properties. In the final year of production, Denison is entitled to 100% cost recovery; consequently, the Registrant will not receive any payments for its net profits interest in the final year. In anticipation of 1998 being the final year, Denison ceased remitting net profits interest payments to the Registrant on a monthly basis. In response, the Registrant notified Denison that this action was inappropriate prior to the formal declaration to the Greek government that 1998 is the final year. Subsequently, Denison paid the Registrant for its net profits interest relating to January, February and March 1998.

     Denison has announced that the first and second exploration wells drilled offshore Greece in 1998 would be plugged and abandoned due to non-commercial hydrocarbon shows. An October 15, 1998 press release indicated that Denison believed that it would terminate its operations at the Prinos oil and gas field offshore Greece unless negotiations with the Greek government resulted in a significant reduction in the operating costs of the property. In January 1999, Denison notified the Registrant that Denison had given notice to the Greek government on December 31, 1998 declaring calendar year 1998 as the final year. Denison also advised the Registrant that the payments made to the Registrant for January, February and March 1998 may be repayable to Dension. Currently, the Registrant is trying to ascertain if the final year was properly declared and if all portions of the Greek properties are affected by the declaration of the final year.

(3)  NOTE PAYABLE TO SHAREHOLDER

     Note payable to shareholder at March 31, 1998 and December 31, 1998 previously represented borrowings under a $2,000,000 line of credit established in favor of the Registrant by NWO Resources, Inc. ("NWO"), the parent company of International Hydrocarbons, the Registrant's majority stockholder. The line of credit is secured by the Registrant's 15% net profits interest in the offshore Greece oil and gas property and all proceeds from the pending litigation.

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

     In December 1996, an Extension Agreement was executed extending the period of time during which NWO would forbear collection of principal and interest until March 31, 1997. In March 1997, another Extension Agreement was executed extending the forbearance period until March 31, 1998. This agreement allowed the Registrant to retain 50% of all net profits interest payments from

Denison, with the remaining amount to be paid to NWO. In February 1998, a third extension agreement was executed extending the forbearance period until March 31, 1999. This agreement allows the Registrant to draw an additional $350,000 for general working capital purposes and to defer all interest payments until maturity. In October 1998, the note was assigned from NWO Resources, Inc. to International Hydrocarbons, the Registrant's majority stockholder.

     As of December 31, 1998, the outstanding loan balance was $982,636. Since it appears that the consortium has declared final year with respect to the Prinos property, it is doubtful that the Registrant will receive any additional net profits interest payments with which to repay its note payable to International Hydrocarbons and must, therefore, rely on any proceeds received from its pending lawsuit against Denison to repay the note. The note currently matures on March 31, 1999. The Registrant plans to request an extension of the maturity date, although there can be no assurance that it will be successful. Due to the uncertainties regarding the outcome of the litigation and the Registrant's ability to obtain additional financing to fund its future operations and repay the amounts due to International Hydrocarbons, in the event the judgment is overturned on appeal, there is substantial doubt about the ability of the Registrant to continue as a going concern. Accordingly, the Registrant's auditors have issued an opinion on the Registrant's financial statements for the year ended March 31, 1998 that includes an explanatory paragraph discussing the uncertainty regarding the Registrant's ability to continue as a going concern. The financial statements do not contain any adjustments that may be necessary if the Registrant is unable to continue as a going concern.

(4)  INCOME TAXES

     Income tax benefit (expense) consists of the following:

                                               Nine Months Ended
                                                  December 31,
                                               1998          1997
                                            --------       --------
Current:
  Foreign - Greece                           (50,861)      (171,601)
Deferred:
  Foreign - Greece                            57,000         82,028
                                            --------       --------
    Total income tax benefit (expense)      $  6,139        (89,573)
                                            --------       --------
                                            --------       --------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Registrant's principal source of revenue has been from its Prinos Interest. The Registrant also receives revenues from sales of seismic data gathered in its oil and gas exploration and development activities. That revenue is sporadic and is not sufficient to fund the Registrant's ongoing operations. There have been no sales of seismic data during the nine-month period ended December 31, 1998 or the year ended
March 31, 1998.

     The Registrant currently receives approximately $478,000 per year in connection with services it provides to Cordillera Corporation and San Miguel Valley Corporation pursuant to management agreements providing for reimbursement of costs for actual time and expenses incurred in activities conducted on behalf of those entities. The amounts received under the management agreements are a reimbursement for employee salaries and other operating expenses.

     Unless funds are collected as a result of the litigation with Denison, the Registrant will be required to obtain additional capital to fund continuing operations beyond March 1999 and to pay off the International Hydrocarbons loan and accrued interest when due on March 31, 1999. Due to the uncertainties regarding the outcome of the litigation and the Registrant's ability to obtain additional financing to fund its future operations and repay the amounts due to International Hydrocarbons, in the event the judgment is overturned on appeal, there is substantial doubt about the ability of the Registrant to continue as a going concern. Accordingly, the Registrant's auditors have issued an opinion on the Registrant's financial statements for the year ended March 31, 1998 that includes an explanatory paragraph discussing the uncertainty regarding the Registrant's ability to continue as a going concern. The financial statements do not contain any adjustments that may be necessary if the Registrant is unable to continue as a going concern.

     When payments for the net profits interest were suspended in 1994, the Registrant funded its operations through draws against the line of credit initially established with NWO. Prior to the end of fiscal year 1995, the Registrant's credit line was exhausted. During the first half of fiscal year 1996, the Registrant had no resources to make monthly interest payments on the advances under the line of credit.

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

     In February 1998, the Registrant executed an Extension Agreement to the Modification Agreement whereby NWO agreed to forbear any collection proceedings on the line of credit until

March 31, 1999. In addition, this agreement allows the Registrant to draw an additional $350,000 in principal for general working capital purposes and to defer further principal and interest payments until maturity. In October 1998, the note was assigned from NWO Resources, Inc. to International Hydrocarbons, the Registrant's majority stockholder.

     As of December 31, 1998, the outstanding loan balance was $982,636. Although funds available under the note payable should be sufficient to fund the litigation and limited operations through at least March 31, 1999, the Registrant will be required to obtain additional capital to fund continuing operations beyond March 1999 and pay off the loan and accrued interest. Since it appears that the consortium has declared the final year with respect to the Prinos property, it is doubtful that the Registrant will receive any additional net profits interest payments with which to repay its note payable to International Hydrocarbons and must, therefore, rely on any proceeds received from its pending lawsuit against Denison to repay the note. The note currently matures on March 31, 1999. The Registrant plans to request an extension of the maturity date, although there can be no assurance that it will be successful.

     As previously noted, payments received under the Registrant's net profits interest in the offshore Greece property are currently the subject of litigation. In June 1994, the Registrant commenced legal action against Denison who has the contractual obligation to pay the net profits interest. The Registrant was seeking a declaration by the Court that amounts due the Registrant attributable to its interest be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. In September 1996, the lawsuit went to trial. In December 1996, the Registrant received notification that the Court had rendered a judgment in the Registrant's favor. The defendant subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely be made by the Appellate Court. The hearing before the Ontario Court of Appeal is scheduled for June 14-15, 1999. While the Registrant believes there is a reasonable probability of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time.

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

     If the final determination is not favorable, it appears that the Registrant may be forced to liquidate its assets. In such case, little if any assets would be available for distribution to shareholders.

     In January 1998, Denison notified the Registrant that based upon current price and production levels, it anticipated that 1998 may be the final year of production for the Greek properties. In the final year of production, Denison is entitled to 100% cost recovery; consequently, the Registrant will not receive any payments for its net profits interest. In anticipation of 1998 being the final year, Denison ceased remitting net profits interest payments to the Registrant on a monthly basis. In response, the Registrant notified Denison that this action was inappropriate prior to the formal declaration to the Greek government of 1998 being the final year. Subsequently, Denison paid the Registrant for its net profits interest relating to January, February and March 1998.

     Denison has announced that the first and second exploration wells drilled offshore Greece in 1998 would be plugged and abandoned due to non-commercial hydrocarbon shows. An October 15, 1998 press release indicated that Denison believed that it would terminate its operations at the Prinos oil and gas field offshore Greece unless negotiations with the Greek government resulted in a significant reduction in the operating costs of the property. In January 1999, Denison notified the Registrant that Denison had given notice to the Greek government on December 31, 1998 declaring calendar year 1998 as the final year. Denison also advised the Registrant that the payments made to the Registrant for January, February and March 1998 may be repayable to Dension. Currently, the Registrant is trying to ascertain if the final year was properly declared and if all portions of the Greek properties are affected by the declaration of the final year.

     If the litigation with Denison is resolved in the Registrant's favor and funds are received as a result, that revenue should be sufficient to repay the International Hydrocarbons loan and fund on-going operations and limited new exploration activities.

YEAR 2000 READINESS

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Registrant's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations of the Registrant.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In June 1994, the Registrant commenced legal action against Denison seeking a declaration by the Court that amounts due the Registrant attributable to its net profits interest in certain oil and gas producing areas offshore Greece be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. On December 13, 1996, the Registrant received notification that the Ontario Court of Justice (General Division) in Toronto, Canada, had issued a judgment in its favor. Specifically, the Court found that Denison is obligated to pay the Registrant its 15% net profits interest in accordance with the terms of the License Agreement prior to the 1993 amendment. First, the Court ordered Denison to pay $6,098,290.68 including interest to the Registrant for the period January 1, 1993 through December 13, 1996. Second, the Court ordered Denison to make payments to the Registrant subsequent to December 13, 1996, also calculated based on the terms of the original License Agreement. Lastly, the Court awarded court costs to the Registrant which are anticipated to be approximately $107,000 plus interest. Subsequent to receiving the judgment from the Court, Denison filed a Notice of Appeal with the Court in which it requested that the judgment be set aside for errors in the judge's findings. The Registrant disagrees that there were errors made. Therefore, it appears that the final determination will likely have to be made by the Appellate Court. The hearing before the Ontario Court of Appeal is scheduled for June 14-15, 1999. While the Registrant believes there is a reasonable probability of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant.

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

                                       OCEANIC EXPLORATION COMPANY

Date: February 10, 1999                /s/ Charles N. Haas
     ---------------------             -------------------------
                                       Charles N. Haas
                                       President

Date: February 10, 1999                /s/ Lori A. Brundage
     ---------------------             -------------------------
                                       Lori A. Brundage
                                       Treasurer and Chief Financial Officer