Form 10KSB40
period 1999-03-31
OCEANIC EXPLORATION CO
filed 1999-06-28
CIK 73759

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark one)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended  March 31, 1999.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________ to ____________.
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.                              [X]

Issuer's revenues for fiscal year ended March 31, 1999      $633,137

As of June 7, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $916,079.

As of June 7, 1999 the Registrant had outstanding 9,916,154 shares of common stock ($.0625 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to this Report appears on pages 35 through 39.

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

The Registrant's only significant source of revenue, its 15% net profits interest in certain oil and gas producing areas offshore Greece (also called "Prinos Interest" in some parts of this Report), is currently the subject of litigation. In June 1994, the Registrant commenced legal action against Denison Mines, Ltd. ("Denison"), the company having the contractual obligation to pay the Prinos Interest. The Registrant was seeking a declaration by the Ontario Court of Justice (General Division) in Toronto, Canada (the "Court") that amounts due the Registrant attributable to its Prinos Interest (SEE ITEM 2 "PROPERTIES-GREECE.") in certain oil and gas producing areas offshore Greece be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. In September 1996, the lawsuit went to trial. In December 1996, the Registrant received notification that the Court had rendered a judgment in the Registrant's favor. The defendant subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely be made by the Appellate Court. The Appellate Court hearing before the Ontario Court of Appeal was held on June 14 and 15, 1999. However, the Ontario Court of Appeal has not as yet issued the final decision. The prospects for the Registrant continuing as a going concern are dependent on obtaining a favorable determination in the appeal and collection of the judgment. While the Registrant believes there is a reasonable probability of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time. Accordingly, no amounts have been recorded in the Registrant's financial statements for current revenue or damages, if any, that may ultimately be awarded to the Registrant. (SEE ITEM 3 "LEGAL PROCEEDINGS.")

In December 1998, the Registrant was notified by Denison that April 1, 1998 through March 31, 1999 would be the final year of production for the Prinos property. In the final year of production,

Denison is entitled to 100% cost recovery; consequently, the Registrant did not receive any net profits interest payments for this period. The revenue recorded for the year ended March 31, 1999 pertains to January through March 1998 which had previously been withheld by Dension.

Effective March 31, 1999, the consortium operating the Greek properties relinquished its license to operate the Prinos oil field in Greece. However, the consortium retained its exploration rights in an area of the Aegean Sea over which there has been an ongoing ownership dispute between Greece and Turkey. Should the dispute be resolved and the consortium drill and successfully develop any additional prospects, the Registrant would be entitled to once again receive its 15% net profits interest, applicable to Denison's working interest.

Upon commencement of the litigation, payments under the Prinos Interest were suspended. The Registrant funded its operations through draws against the $2,000,000 line of credit initially established with NWO Resources, Inc. ("NWO"), the parent company of International Hydrocarbons ("IH"), the Registrant's principal stockholder. In October 1998, the note was assigned from NWO to IH.

In April 1999, an Extension Agreement was executed allowing the Registrant to draw additional amounts as needed for working capital up to $1,500,000. In addition, the Registrant is currently not required to make interest payments. Principal and accrued interest are due on demand by IH. Although these funds should be sufficient to fund the litigation and limited operations through the final judgment by the Appellate Court, the Registrant will be required to obtain additional capital to fund continuing operations and pay off the IH loan and accrued interest when due. Due to the uncertainties regarding the outcome of the litigation and the Registrant's ability to obtain additional financing to fund its future operations and repay the amounts due to IH in the event the judgment is overturned on appeal, there is substantial doubt about the ability of the Registrant to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of March 31, 1999, the outstanding loan balance was $1,092,636. Since the Consortium has declared final year with respect to the Prinos property and it is unknown if or when further development in the exploration area in Greece will be undertaken, it is unlikely that the Registrant will have sufficient funds to repay the obligations owed to IH if demand is made before the collection of any judgment or settlement from Denison.

The Registrant's business activities involve only one industry segment, oil and gas exploration and development. Financial information relating to the Registrant's business and an explanation of the same may be found in Items 6 and 7 of this Report.

The Registrant employs eight people, seven of whom are full-time employees. The full-time employees also provide services to two related entities pursuant to management agreements entered into by the Registrant and those entities. (SEE ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

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

GREECE: The Registrant has the right to receive proceeds from the Prinos Interest payable by Denison from the proceeds of production of oil and gas from certain concession areas totaling approximately 430,000 acres in the North Aegean Sea, offshore Greece. "Development areas" for the Prinos Oil Field covering 23,390 gross acres and for the Kavala Gas Field covering 11,787 gross acres have been defined by the Greek government and given "development status." The term of each "development" license is 26 years, with an automatic 10-year renewal. The remaining exploration area adjoining Prinos and South Kavala covers 153,316 acres and an exploration area east of the island of Thasos covers an additional 243,367 acres. The Prinos Interest is subject to a lien in favor of IH, which lien secures payment of the amounts due to IH by the Registrant.

Daily production from the Prinos/South Kavala Fields averaged 6,507 barrels of oil and 91 tons of sulphur during the period from April 1, 1998 through November 29, 1998, including production for Prinos North averaging 1,681 barrels of oil per day. The Prinos oil field was shut in in November 1998 primarily because of lower oil prices and declining production.

Due to high Greek income taxes and royalties in combination with declining production levels, low oil prices and increasing operating costs, the consortium believed that the Greek operation was at its economic break-even point. As a result, Denison and its partners commenced negotiations in 1992 with senior Greek government officials to obtain relief from the high level of government taxes and royalties. On February 23, 1993, the consortium reached an agreement with the Greek government resulting in an amendment to the License Agreement known as Law 98/1975 which regulates the operation of the field. The amendment was ratified by the Greek Parliament on June 23, 1993 and was retroactive to January 1, 1993. The amendment provided for a sliding scale for both the cost recovery factor and the Greek royalty interest based on the annual adjusted gross income from operations on a calendar year basis. The new law also provided for a reduction in the effective Greek income tax rate from 50% to 40%.

In addition, the new law required Denison and its partners to spend $15 million during 1993 and 1994 in infill drilling in order to enhance the recoverability of the hydrocarbons. In April 1996, the consortium signed another agreement with the Greek government ("Second Supplemental Agreement") setting out the terms under which the drilling at Prinos North was to proceed. In August 1996, production commenced in the Prinos North oil field at 3,500 barrels per day. Denison has been calculating payment of the Registrant's net profits interest from Prinos North after consideration of the Second Supplemental Agreement and a June 1996 Ministerial Decision. The Registrant disagreed with this approach and notified Denison of such.

Denison, who has the contractual obligation to pay the Prinos Interest, has asserted that the calculation of the amounts due the Registrant should be based on the amended 1993 agreement with the Greek government. The amended agreement provided for higher cost recoveries than the License Agreement before the 1993 amendment. If higher cost recoveries are used in calculating the amount due under the Prinos Interest, the amount will be significantly lower than the amount calculated
under the License Agreement before the 1993 amendment.   The Registrant
disagreed with this interpretation and commenced legal action seeking a declaration by the Court that amounts due the Registrant attributable to its Prinos Interest be calculated based on the terms of the License Agreement before the 1993 amendment. The trial began in September 1996. In December 1996, the Registrant received a favorable judgment from the Court. However, Denison has filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely have to be made by the Appellate Court. The Appellate Court hearing before the Ontario Court of Appeal was held on June 14 and 15, 1999. However, the Ontario Court of Appeal has not as yet issued the final decision. In addition, if the Registrant obtains a final determination against Denison, there is no assurance that the Registrant will be able to collect the judgment if Denison's current financial condition weakens. (SEE ITEM 3 "LEGAL PROCEEDINGS.")

In December 1998, the Registrant was notified by Denison that April 1, 1998 through March 31, 1999 would be the final year of production for the Prinos property. In the final year of production, Denison is entitled to 100% cost recovery; consequently, the Registrant did not receive any net profits interest payments for this period. The revenue recorded for the year ended March 31, 1999 pertains to January through March 1998, which amounts had previously been withheld by Denison.

Effective March 31, 1999, the consortium operating the Greek properties relinquished its license to operate the Prinos oil field in Greece. However, the termination of this license does not affect the extensive exploration area east of Thassos Island where no exploration is currently permitted due to territorial disputes between Greece and Turkey. This exploration area is believed to have excellent potential; however, it is impossible to determine at this time when exploration activities might be commenced in that area. Should the dispute be resolved and the consortium drill and successfully develop any additional prospects, the Registrant would be entitled to once again receive its 15% net profits interest, applicable to Denison's working interest.

REPUBLIC OF CHINA (TAIWAN): The Registrant holds a 22.23% working interest in a concession located north of Taiwan in the East China Sea, covering 3,706,560 gross acres. The exploration license for this concession had a nominal term extending to 1979, requiring exploration activity and minimum expenditures. Preparations for initial exploratory drilling were suspended in 1977 under a claim of force majeure, pending resolution of a territorial dispute among the Republic of China (Taiwan), the Government of Japan and the People's Republic of China. The Chinese Petroleum Corporation (Taiwan) has agreed to suspend obligations under this concession until December 31, 1999.

During fiscal 1990, the Registrant entered into a farmout agreement with two United Kingdom companies conveying two-thirds of its original 66.67% interest in the concession.

Due to the uncertainty of sovereignty in the area, no immediate development expenditures, as required under the terms of the concession agreement, are anticipated.

In fiscal year 1994, the Registrant reported that the People's Republic of China was indicating its intention to open up adjacent concession areas for bidding and that a resolution to the sovereignty issues may result. Nothing has occurred in fiscal year 1999 to indicate that the lifting of the current force majeure status is imminent.

BOLIVIA: The Registrant has conducted a preliminary exploration study of a 10,500 square kilometer area located in the eastern part of the country near the Paraguayan border, pursuant to a work study program with Y.P.F.B., the government-controlled agency having responsibility for oil and gas exploration in Bolivia. The Registrant had preliminarily agreed to the terms of an operations contract pertaining to such area; however, prior to reaching agreement with Y.P.F.B., the hydrocarbons law was changed to give the National Secretariat of Energy jurisdiction over oil and gas exploration. Pursuant to the new law, the area was offered for competitive bidding. The Registrant was unsuccessful in the bidding process, but continues to monitor the situation for future exploration opportunities in this area.

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

Subsequent to receiving the judgment from the Court, Denison filed a Notice of Appeal requesting that the judgment be set aside based on its belief that the trial judge erred in her interpretation of the respective contracts. As a result, any orders for the payment of money are stayed pending the appeal. The Appellate Court hearing before the Ontario Court of Appeal was held on June 14 and 15, 1999. However, the Ontario Court of Appeal has not as yet issued the final decision. A further appeal to the Supreme Court of Canada is possible.

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

The Registrant's Common Stock is not currently listed on any exchange. However, it is quoted on the OTC Bulletin Board under the symbol OCEX.U.

Per the OTC Bulletin Board, the range of bid prices in the Registrant's Common Stock over the last two fiscal years (which are not necessarily representative of actual transactions) are set out below.

                  Three Months          Fiscal 1999        Fiscal 1998
                     Ended            High       Low     High        Low
                 --------------       --------------     ---------------
                 June 30              .40        .09     .55         .50

                 September 30         .25        .13     .55         .40

                 December 31          .16        .06     .44         .38

                 March 31             .09        .06     .44         .40

The Registrant uses all available funds for working capital purposes and has never paid a dividend. Registrant's management does not anticipate paying dividends in the future. As of June 7, 1999, the number of record holders of the Registrant's common stock was 467.

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

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Registrant's principal source of revenue has been from its Prinos Interest. The Registrant also receives revenues from sales of seismic data gathered in its oil and gas exploration and development activities.
That revenue is sporadic and is not sufficient to fund the Registrant's ongoing operations. There were no sales of seismic data during the years ended March 31, 1999, 1998 or 1997.

The Registrant currently receives approximately $486,000 per year in connection with services it renders to Cordillera Corporation and San Miguel Valley Corporation pursuant to management agreements providing for reimbursement of costs for actual time and expenses incurred in activities conducted on behalf of those entities. The amounts received under the management agreements are a reimbursement for employee salaries and other operating expenses.

Denison's curtailment of payments to the Registrant under the Prinos Interest has resulted in the Registrant's inability to fulfill its financial obligations as they become due and fund its operations over the longer term. Consequently, the Registrant faces potential insolvency. Accordingly, the Registrant's auditors have issued an opinion on the Registrant's financial statements for the year ended March 31, 1999 that includes an explanatory paragraph discussing the uncertainty regarding the Registrant's ability to continue as a going concern. The financial statements do not contain any adjustments that may be necessary if the Registrant is unable to continue as a going concern.

When payments under the Prinos Interest were suspended in 1994, the Registrant funded its operations through draws against the line of credit
initially established with NWO.   In October 1998, this line of credit was
transferred from NWO to IH, the Registrant's major shareholder. In April 1999, the Registrant executed an Extension Agreement with IH allowing the Registrant to draw up to $1,500,000 for working capital purposes. Under the terms of the Extension Agreement, the Registrant is currently not required to make any principal or interest payments. However, all principal and interest are due upon demand by IH. Although these funds should be sufficient to fund the litigation and limited operations through the date of the final decision by the Appellate Court, the Registrant will be required to obtain additional capital to fund continuing operations and pay off the IH loan and accrued interest if IH demands repayment.

As of March 31, 1999, the outstanding loan balance was $1,092,636. Unless funds are received from the judgment or a settlement with Denison or another source of revenue is discovered, the Registrant will not be able to repay its obligations to IH if IH demands repayment.

Net profits interest payments received by the Registrant for January 1, 1993 through March 31, 1998 applicable to the Prinos property are currently the subject of litigation. In June 1994, the Registrant commenced legal action against Denison Mines, Ltd., the company having the contractual obligation to pay the net profits interest. The Registrant was seeking a declaration by the Court that amounts due the Registrant attributable to its interest be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. In September 1996, the lawsuit went to trial. In December 1996, the Registrant received notification that the Court had rendered a judgment in the Registrant's favor. The defendant subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely be made by the Appellate Court. The Appellate Court hearing before the Ontario Court of Appeal was held on June 14 and 15, 1999. However, the Ontario Court of Appeal has not as yet issued the final decision. While the Registrant believes there is a reasonable probability of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time.

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

If the final determination is not favorable, the Registrant will retain its interest in the exploration area of the offshore Greece property. However, there is significant uncertainty whether or not this area will ever be developed due to territorial disputes. Consequently, the Registrant will be required to obtain additional financing to repay the amounts due to IH and fund its future operations. The Registrant may be forced to liquidate its assets, and in such case, it is unlikely that any assets would be available for distribution to shareholders.

In December 1998, the Registrant was notified by Denison that April 1, 1998 through March 31, 1999 would be the final year of production for the Prinos property. In the final year of production, Denison is entitled to 100% cost recovery; consequently, the Registrant did not receive any net profits interest payments for this period. The revenue recorded for the year ended March 31, 1999 pertains to January through March 1998, which amounts had previously been withheld by Denison.

Unless funds are collected as a result of the litigation with Denison, the Registrant will be required to obtain additional capital to fund continuing operations and to pay off the IH loan and accrued interest when due. Due to the uncertainties regarding the outcome of the litigation and the Registrant's ability to obtain additional financing to fund its future operations and repay the amounts due to NWO, in the event the judgment is overturned on appeal, there is substantial doubt about the ability of the Registrant to continue as a going concern. Accordingly, the Registrant's auditors have issued an opinion on the Registrant's financial statements for the year ended March 31, 1999 that includes an explanatory paragraph discussing the uncertainty regarding the Registrant's ability to continue as a going concern. The financial statements do not contain any adjustments that may be necessary if the Registrant is unable to continue as a going concern.

If the litigation with Denison is resolved in the Registrant's favor and the Registrant is successful in collecting such, these monies should be sufficient to repay the IH loan and fund on-going operations and limited new exploration activities.

RESULTS OF OPERATIONS

The Registrant reported net losses of $451,943, $222,323 and $219,274 for the years ended March 31, 1999, 1998 and 1997, respectively.

The following table summarizes the primary components of changes in net income before the provision for income taxes for the relevant periods:

                                                      Year ended March 31,

                                              1999        1998            1997
                                           ---------    ---------      ---------
     Calculation of Greek
       revenues (1)                        $  70,100      $51,200       (122,700)

     Greek revenues received in 1996
     applicable to prior years                 --        --             (895,000)

     Production (decline) increase (1)      (241,800)    (442,600)       226,500

     Price (decrease) increase (1)          (126,200)    (127,400)       157,900

     Increase (reduction) in
       depreciation and
       depletion charges                     356,836     (210,192)       (40,030)

     Increase (reduction) in
       other revenues                        190,141       14,087       (185,389)

     Other                                  (186,456)     125,539        (23,522)
                                           ---------    ---------      ---------

     Increase (decrease) in
       income before taxes                 $  62,621    $(589,366)     $(882,241)
                                           ---------    ---------      ---------
                                           ---------    ---------      ---------

     (1)  Based upon information received from the operator.

One of the most significant factors in the fluctuations of net income between the periods is the fact that the Registrant received no revenue pertaining to April 1, 1998 through March 31, 1999 as Denison declared this period as final year (SEE ITEM 2 "PROPERTIES-GREECE"). The revenue received in 1999 was for January through March 1998, which had previously been withheld by Denison.
In addition, other factors include variances in oil and gas prices received, and production declines in 1998 and 1997 from the Prinos and South Kavala fields in Greece, offset in part by a production increase in 1997 due to the successful completion of Prinos North and infill drilling programs (SEE ITEM
2 "PROPERTIES-GREECE").   The provision for depletion increased from $336,643
in 1997 to $546,835 in 1998 and then decreased to $190,000 as a result of reductions in the estimated future net revenues attributable to the Prinos Interest. Fluctuations in other revenues are primarily attributable to management fees (SEE ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX                                   PAGE
     Independent Auditors' Report                      16

     Consolidated Balance Sheets                       17

     Consolidated Statements of
          Operations and Accumulated Deficit           18

     Consolidated Statements of
          Cash Flows                                   19

     Notes to Consolidated Financial Statements        20-26

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                             March 31, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Oceanic Exploration Company:


We have audited the accompanying consolidated balance sheets of Oceanic Exploration Company and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations and accumulated deficit and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly the financial position of Oceanic Exploration Company and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999 in conformity with generally accepted accounting principles.

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


Denver, Colorado
June 21, 1999

                       OCEANIC EXPLORATION COMPANY
                             AND SUBSIDIARIES

                       Consolidated Balance Sheets

                         March 31, 1999 and 1998

                   ASSETS                                                      1999                1998
                                                                           -------------       ------------
Cash                                                                       $      23,337             38,601
Accounts receivable                                                                1,680              3,006
Due from affiliates                                                                7,857              5,753
Prepaids and other                                                                 1,552              1,482
                                                                           -------------       ------------
          Total current assets                                                    34,426             48,842

Oil and gas property interests, full-cost method of
    accounting (note 2)                                                       39,000,000         39,000,000
       Less accumulated amortization, depreciation and
          valuation allowance                                                (39,000,000)       (38,810,000)
                                                                           -------------       ------------
                                                                                     --             190,000

Other assets                                                                       1,920              2,560
                                                                           -------------       ------------
                                                                           $      36,346            241,402
                                                                           -------------       ------------
                                                                           -------------       ------------

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Note payable to shareholder (note 3)                                   $   1,092,636            842,636
    Accounts payable                                                             179,038            205,823
    Accounts payable to affiliates                                                60,000             60,000
    United Kingdom taxes payable, including
       accrued interest                                                          490,403            486,959
    Accrued expenses                                                             172,809             71,868
                                                                           -------------       ------------
          Total current liabilities                                            1,994,886          1,667,286

Deferred income taxes (note 4)                                                    22,022            102,735
                                                                           -------------       ------------
          Total liabilities                                                    2,016,908          1,770,021

Stockholders' deficit (note 5):
    Preferred stock, $10 par value.  Authorized 600,000
       shares; none issued                                                          --                 --
    Common stock, $.0625 par value.  Authorized 12,000,000
       shares; 9,916,514 shares issued and outstanding                           619,759            619,759
    Capital in excess of par value                                               155,696            155,696
    Accumulated deficit                                                       (2,756,017)        (2,304,074)
                                                                           -------------       ------------
          Total stockholders' deficit                                         (1,980,562)        (1,528,619)
                                                                           -------------       ------------
Commitments and contingencies (notes 1, 2 and 6)                           $      36,346            241,402
                                                                           -------------       ------------
                                                                           -------------       ------------


See accompanying notes to consolidated financial statements.

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

         Consolidated Statements of Operations and Accumulated Deficit

                    Years ended March 31, 1999, 1998 and 1997

                                                            1999            1998             1997
                                                        ------------     -----------     -----------
Revenue:
    Oil and gas sales (note 2)                          $    127,152         425,094         943,895
    Other (note 6)                                           505,985         315,844         301,757
                                                        ------------     -----------     -----------
                                                             633,137         740,938       1,245,652
                                                        ------------     -----------     -----------

Costs and expenses:
    Interest and financing costs                             101,282          90,567         116,117
    Exploration expenses                                       9,382          31,392          13,464
    Amortization and depreciation                            190,000         546,835         336,643
    General and administrative                               814,268         616,559         734,477
                                                        ------------     -----------     -----------
                                                           1,114,932       1,285,353       1,200,701
                                                        ------------     -----------     -----------

          (Loss) income before income taxes                 (481,795)       (544,415)         44,951

Income tax benefit (expense) (note 4)                         29,852         322,092        (264,225)
                                                        ------------     -----------     -----------
          Net loss                                          (451,943)       (222,323)       (219,274)

Accumulated deficit at beginning of year                  (2,304,074)     (2,081,751)     (1,862,477)
                                                        ------------     -----------     -----------

Accumulated deficit at end of year                      $ (2,756,017)     (2,304,074)     (2,081,751)
                                                        ------------     -----------     -----------
                                                        ------------     -----------     -----------
Loss per common share                                   $      (0.05)          (0.02)          (0.02)
                                                        ------------     -----------     -----------
                                                        ------------     -----------     -----------
Weighted average number of common
    shares outstanding                                     9,916,154       9,916,154       9,916,154
                                                        ------------     -----------     -----------
                                                        ------------     -----------     -----------


See accompanying notes to consolidated financial statements.

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended March 31, 1999, 1998 and 1997

                                                                    1999             1998             1997
                                                                ------------     -----------     -----------
Cash flows from operating activities:
    Net loss                                                    $  (451,943)        (222,323)       (219,274)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
          Amortization and depreciation                             190,000          546,835         336,643
          Deferred income tax benefit                               (80,713)        (492,130)       (113,333)
          Increase in accounts receivable and due from
            affiliates                                                 (778)          (3,304)         (2,007)
          Decrease (increase) in prepaid expenses and
            other assets                                                570           (2,614)             72
          (Decrease) increase in accounts payable                   (26,785)          22,571         (44,596)
          Increase in United Kingdom taxes payable,
            including accrued interest payable, and
            accrued expenses                                        104,385           19,689          35,287
                                                                -----------      -----------     -----------
               Net cash used in operating activities               (265,264)        (131,276)         (7,208)
                                                                -----------      -----------     -----------

Cash flows from financing activities -
    borrowings from (repayments to) shareholder, net                250,000          (31,838)       (433,727)
                                                                -----------      -----------     -----------
               Net cash provided by (used in) financing
                   activities                                       250,000          (31,838)       (433,727)
                                                                -----------      -----------     -----------
               Net decrease in cash                                 (15,264)        (163,114)       (440,935)

Cash at beginning of year                                            38,601          201,715         642,650
                                                                -----------      -----------     -----------
Cash at end of year                                             $    23,337           38,601         201,715
                                                                -----------      -----------     -----------
                                                                -----------      -----------     -----------
Interest paid                                                   $      --             52,226          95,459
                                                                -----------      -----------     -----------
                                                                -----------      -----------     -----------
Foreign income taxes paid                                       $    26,430          178,000         369,467
                                                                -----------      -----------     -----------
                                                                -----------      -----------     -----------


See accompanying notes to consolidated financial statements.

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    GENERAL

              Oceanic Exploration Company (the Company) is principally engaged in a worldwide search for oil and gas reserves. The Company's investment in oil and gas properties consists primarily of a non-operated net profit interest in proven reserves offshore Greece (the Prinos Property). Effective March 31, 1999, the Consortium operating the Greek property relinquished its license pertaining to the development area to the Greek government. In calendar year 1998, all oil sales were to the Hellenic Aspropyrgos Refinery near Athens under a contract based on a combined product price and a market based formula. Amounts paid to the Company for its net profits interest were remitted in U.S. dollars.

       (b)    GOING CONCERN BASIS OF PRESENTATION

              The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Several factors, described below, raise substantial doubt about the ability of the Company to continue as a going concern.

              Currently, the Company's operations are not generating sufficient cash flow to fund operations and service the Company's debt obligations. As a result, the Company has been economically dependent upon International Hydrocarbons (IH) to provide financing for the Company under a line of credit. IH is the Company's majority stockholder.

              In December 1996, a judgment in the trial concerning the Company's net profits interest was issued in the Company's favor (see note
              2). However, the defendant appealed the court decision, and it appears that the final determination will be made by the Appellate Court.

              In December 1998, the Company was notified by the working interest owner that April 1, 1998 through March 31, 1999 would be the final year of production for the Prinos property. In the final year of production, the working interest owner is entitled to 100% cost recovery; consequently, the Company did not receive any payments for its net profit interest in the final year. The revenue recorded for the year ended March 31, 1999 pertained to the final quarter of the previous year which had previously been withheld by the operator.

              If the litigation is resolved in the Company's favor and the Company is successful in collecting or enforcing the judgment, these funds should be sufficient to support on-going operations. If the judgment is overturned on appeal, the Company will retain its interest in the exploration area of the offshore Greece property. However, there is significant uncertainty whether or not this area will ever be developed due to territorial disputes.

              The funds available under the IH line of credit should be sufficient to fund the litigation and limited operations until the final decision by the Appellate Court. The Appellate Court hearing before the Ontario Court of Appeal was held on June 14-15, 1999. However, the Appellate

                                                                    (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998

              Court has not yet issued the final decision. In the event the judgment is overturned, the Company will be required to obtain additional capital to fund continuing operations and to pay off the IH loan and accrued interest, which are now due on demand.

              Due to the uncertainties regarding the outcome of the litigation and the Company's ability to obtain additional financing to repay the amounts due to IH and fund its future operations in the event the judgment is overturned, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

              The Company's offshore Greece oil and gas property interests represented a 15% net profit interest in such properties. Accordingly, depletion of oil and gas properties was computed using the future net revenue method. Depletion expense has been calculated based on the Company's estimate of the revenue due for its net profits interest (see note 2).

              The rate of depreciation, depletion and amortization as a percentage of gross revenue (net of Greek income taxes) for Greece is as follows:

                             1999              1998             1997
                          -------------    --------------   --------------
              Greece          249%            214%               59%

                                                                    (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998

              Because the Company's interest in the offshore Greece oil and gas property was a net profit interest and not a working interest, the Company was only entitled to receive information regarding current monthly production quantities and net revenue. Consequently, certain reserve information regarding the operations of the property is unavailable to the Company (see note 7).

              The cost of undeveloped properties is excluded from amortization pending a determination of the existence of proved reserves. Such undeveloped properties are assessed periodically for impairment. The amount of impairment, if any, is added to the costs to be amortized. At March 31, 1999 and 1998, all capitalized costs were subject to amortization.

       (e)    INCOME TAXES

              Income taxes are provided in accordance with, ACCOUNTING FOR INCOME TAXES. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

       (f)    LOSS PER SHARE

              Loss per share is based on the weighted average number of common shares outstanding during the period.

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

       (h)    RECLASSIFICATIONS

              Certain amounts for 1998 have been reclassified to conform to the 1999 presentation.

(2)    OIL AND GAS SALES

       Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement. The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. The working interest owner who has the contractual obligation to the Company for the 15% net profits interest asserted that the calculation of the amounts due to the

                                                                    (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998

       Company should be based on the amended agreement with the Greek government. The Company disagreed with this interpretation and commenced a legal action in Canada seeking a declaration by the Ontario Court of Justice (General Division) in Toronto, Canada (the Court) that amounts due the Company attributable to its 15% net profits interest be calculated based on the terms of the license agreement before this amendment. In December 1996, the Company received notification that the Court had rendered a judgment in the Company's favor. The Court ordered the working interest owner to pay approximately $6,100,000 including interest to the Company for the period from January 1, 1993 through December 13, 1996 and to make payments to the Company subsequent to December 13, 1996 also based on the terms of the original license agreement. The Court also awarded court costs to the Company which are anticipated to be approximately $107,000 plus interest. The defendant subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely be made by the Appellate Court. The Appellate Court hearing before the Ontario Court of Appeal was held on June 14-15, 1999. However, the Appellate Court has not yet issued the final decision. While the Company believes it has a reasonable probability of prevailing in its action, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying consolidated financial statements for revenues or damages, if any, that may ultimately be awarded to the Company.

       In December 1998, the Company was notified by the working interest owner that April 1, 1998 through March 31, 1999 would be the final year of production for the Prinos property. In the final year of production, the working interest owner is entitled to 100% cost recovery; consequently, the Company did not receive any net profits interest payments for this period. The revenue recorded for the year ended March 31, 1999 pertains to the period from January through March 1998 which had previously been withheld by the operator.

       Effective March 31, 1999, the consortium operating the Greek properties has relinquished its license to operate the Prinos oil field in Greece. However, they have retained the exploration rights in the area of the Aegean Sea over which there has been an ongoing ownership dispute between Greece and Turkey. Should the dispute be resolved and the consortium drill and successfully develop any additional prospects, the Company would be entitled to once again receive its 15% net profits interest applicable to the working interest owner's share. However, as the Company considers this to be a remote possibility in the near future, the Company has fully depleted its investment in Greece.

(3)    NOTE PAYABLE TO SHAREHOLDER

       Note payable to shareholder represents borrowings under a line of credit with IH, the Company's majority shareholder. In October 1998, the note was assigned to IH from NWO Resources, Inc., the parent company of IH. In April 1999, an Extension Agreement was executed allowing the Company to draw additional amounts as needed for working capital up to $1,500,000. Interest continues to accrue at 8.25%. In addition, the Company is currently not required to make interest payments. Principal and accrued interest are, however, due upon demand by IH. If the Company is unable to repay the note upon demand for payment, principal and accrued interest shall bear interest at a rate of 12% per annum after such due date.

                                                                    (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998

 (4)   INCOME TAXES

       Income tax benefit (expense) consists of the following:

                                                                                YEAR ENDED MARCH 31,
                                                                  --------------------------------------------------
                                                                      1999              1998              1997
                                                                  --------------    --------------    --------------
           Current:
                Foreign - Greece                                  $  (50,861)          (170,038)         (377,558)
                                                                  --------------    --------------    --------------

           Deferred:
                Foreign - Greece                                      76,000            218,734           134,658
                U.S federal                                            4,713            273,396           (21,325)
                                                                  --------------    --------------    --------------

                  Total deferred income tax benefit                   80,713            492,130           113,333
                                                                  --------------    --------------    --------------

                  Total income tax benefit (expense)             $    29,852            322,092          (264,225)
                                                                 --------------    --------------    --------------
                                                                 --------------    --------------    --------------

       The reconciliation between tax expense computed by multiplying pretax income by the U.S. federal statutory tax rate of 34% and the reported amount of income tax expense is as follows:

                                                                                YEAR ENDED MARCH 31,
                                                                  --------------------------------------------------
                                                                      1999               1998              1997
                                                                  --------------     -------------     -------------
           Computed at U.S. statutory tax rate                    $  163,810             185,101           (15,283)
           Increase (decrease) in the valuation
              allowance                                              119,948              32,475            (1,593)
           Effect of Greek operations, including
              foreign tax credits                                   (138,671)           (136,405)         (227,617)
           Adjustment of taxes provided in prior years
              and other, net                                        (115,235)            240,921           (19,732)
                                                                  --------------     -------------     -------------

                    Income tax benefit (expense)                  $   29,852             322,092          (264,225)
                                                                  --------------     -------------     -------------
                                                                  --------------     -------------     -------------

       Greek income taxes are withheld from oil and gas revenue payments to the Company. The effective Greek income tax rate applicable to the Company's 15% net profits interest was reduced from 50% to 40% effective January 1, 1993 with respect to existing development areas. The 50% tax rate remains effective for areas outside the current development area.

                                                                    (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998

       At March 31, 1999 and 1998, the Company's significant components deferred tax assets and liabilities are as follows:

                                                                       1999                 1998
                                                                  ---------------      ---------------
       Deferred tax assets:
           Net operating loss carryforwards                       $    114,000                   --
           Oil and gas properties, principally due to
             differences in depreciation and depletion
             and impairment                                            225,994              227,456
           Other                                                       162,019              154,609
                                                                  ---------------      ---------------
                                                                       502,013              382,065

       Valuation allowance                                            (502,013)            (382,065)
                                                                  ---------------      ---------------

       Deferred liabilities:
           Greek oil and gas properties, principally
             due to differences in depreciation and
             depletion and impairment                                        --             (76,000)
           Other                                                       (22,022)             (26,735)
                                                                  ---------------      ---------------
                                                                       (22,022)            (102,735)
                                                                  ---------------      ---------------

                         Net deferred tax liabilities             $     22,022              102,735
                                                                  ---------------      ---------------
                                                                  ---------------      ---------------

       At March 31, 1999, the Company had net operating loss carryforwards of approximately $284,000. If not utilized, the tax net operating losses will expire in 2014.

(5)    COMMON STOCK

       The Company adopted an incentive plan in June 1976 which reserved 500,000 shares of common stock for stock options and 200,000 shares for stock grants to be awarded to Company officers, directors, and employees, including certain eligible consultants. At March 31, 1999, no stock options or grants were outstanding. At that date, 223,500 shares were available for future stock option awards and 115,626 shares were available for future stock grants.

(6)    RELATED PARTY TRANSACTIONS

       The Company provides management services under a cost sharing arrangement to Cordillera Corporation (Cordillera), the beneficial controlling shareholder of the Company, and to San Miguel Valley Corporation (SMVC), an affiliate of Cordillera, under agreements providing for reimbursement of costs for actual time and expenses incurred on Cordillera and SMVC activities. In 1999, 1998 and 1997, such reimbursements amounted to approximately $486,000, $306,000 and $278,000, respectively, and have been included as other revenue in the accompanying consolidated statements of operations.

                                                                    (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998

       Cordillera has a defined contribution pension plan and a 401(k) plan covering all qualified employees of the Company. Contributions to the pension plan are based on a percentage of employee compensation ranging from 6% to 11.7%. The Company is required to match employee contributions to the 401(k) plan to the extent of 6% of annual compensation. During 1999, 1998 and 1997, the Company recorded $65,830, $50,468 and $39,886, respectively, as pension expense under these plans.

       The Company leases 2,562 square feet of space in an office building owned by Sorrento West Properties, Inc., a company indirectly owned and controlled by an officer and director of the Company. Rent payments were $47,323 for 1999, $42,380 for 1998 and $29,463 for 1997. Future minimum lease payments are $39,925 for fiscal year ended March 31, 2000.

(7)    SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES
       (UNAUDITED)

       The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, DISCLOSURE ABOUT OIL AND GAS PRODUCING ACTIVITIES, (SFAS No. 69).

       (A)    OIL AND GAS REVENUE

              Results of operations from oil and gas producing activities in Greece for the fiscal years ended March 31, 1999, 1998 and 1997 are as follows:

                                                                    1999                 1998                1997
                                                               ----------------     ---------------     ---------------
              Oil and gas sales                                $    127,152             425,094              943,895
              Amortization and depreciation                        (190,000)           (546,835)            (336,643)
              Greek income taxes paid                               (50,861)           (170,038)            (377,558)
                                                               ----------------     ---------------     ---------------

                                                               $   (113,709)           (291,779)             229,694
                                                               ----------------     ---------------     ---------------
                                                               ----------------     ---------------     ---------------

              The Company's gross revenues are burdened only by Greek income taxes. The Company had no production costs since its property interest was a net profit interest.

       (B)    INFORMATION REGARDING PROVED OIL AND GAS RESERVES

              The Company's interest in the oil and gas property offshore Greece consisted of a contractual right to receive a 15% "net profits interest." Because the Company had a net profits interest and not a working interest in this property, the Company was only entitled to receive information regarding current monthly production quantities and net revenue. Consequently, certain information regarding the operations of the property is unavailable to the Company. Therefore, the Company was not in a position to estimate the potential future production and/or present value of future net revenues attributable to its Greek property.

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


                                       PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the members of the Registrant's Board of Directors and its executive officers, and sets forth the position with the Registrant held by each:

NAME                     AGE       POSITION
----                     ---       --------
James Neal Blue          64        Director; Chairman of the Board and Chief
                                   Executive Officer of the Registrant

Charles N. Haas          61        Director and President of the Registrant

John L. Redmond          68        Director and Vice President, International
                                   Exploration of the Registrant

Gene E. Burke, M.D.      69        Director

Sidney H. Stires         69        Director

Janet A. Holle           48        Vice President/Secretary of the Registrant

Lori A. Brundage         35        Treasurer and Chief Financial Officer of the
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

SIDNEY H. STIRES. Mr. Stires has been a director of the Registrant since 1980. During that time Mr. Stires has been the President of Stires , O'Donnell & Co., Inc., an investment banking company in New York, New York.

On August 11, 1998, an SEC Administrative Judge entered an order finding that Stires, O'Donnell & Company, Incorporated ("Stires, O'Donnell") and Sidney H. Stires willfully violated, and willfully aided and abetted the violation by certain promoters, the antifraud provision of the Federal Securities laws. The Judge further found that Stires, O'Donnell failed to supervise its employees as required by Federal Securities law in connection with the proposed sale of non-existent Securities known as "Euro-GICs". A civil penalty of $300,000 was imposed on Stires, O'Donnell and a civil penalty of $100,000 was imposed on Mr. Stires. In addition, Mr. Stires was suspended from activity as a securities dealer for 90 days. Mr. Stires paid his fine and has served his suspension. On June 24, 1999, the Commission issued an Order reducing the $300,000 civil penalty to $150,000 and otherwise declaring the decision final.

JANET A. HOLLE.  Ms. Holle has been an officer of the Registrant since 1987.

LORI A. BRUNDAGE. Ms. Brundage has been an officer of the Registrant since 1996. Since 1991, she had held the positions of Accounting Manager and Senior Accountant for the Denver Technological Center, a real estate development company in Denver, Colorado.

ITEM 10.  EXECUTIVE COMPENSATION

The following information summarizes compensation paid by Registrant to James
N. Blue, Chief Executive Officer and Charles N. Haas, President.

                        SUMMARY COMPENSATION TABLE

                                                                                     Long Term Compensation
                                                                               ---------------------------------
                                           Annual Compensation                     Awards              Payout
                                       -----------------------------------     ---------------------------------
(a)                     (b)            (c)            (d)        (e)           (f)          (g)          (h)        (i)

                                                                   Other
Name                     Fiscal                                    Annual      Restric-
and                      Year                                      Compen-     ted Stock                 LTIP       All Other
Principal                Ended         Salary         Bonus        sation      Award(s)     Options/     Payouts    Compensa-
Position                 March 31      ($)            ($)          ($)         ($)          SARs (#)     ($)        tion ($)
---------                --------      -----------    ---------    -------     ---------    --------     -------    ---------
James N. Blue             1999          60,000 (1)       -            -           -            -            -           -
  Chairman of the         1998          60,000 (1)       -            -           -            -            -           -
  Board and Chief         1997          60,000 (1)       -            -           -            -            -           -
  Executive Officer

Charles N. Haas           1999         157,586 (2)       -            -           -            -            -        21,804 (2)(4)
  President               1998         157,956 (2)    25,000 (3)      -           -            -            -        23,836 (2)(4)
                          1997         158,086 (2)       -            -           -            -                     21,988 (2)(4)


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 7, 1999 there were issued and outstanding 9,916,154 shares of Common Stock, which are the Registrant's only class of voting securities. Holders of Common Stock are entitled to one vote per share on each matter upon which shareholders may be entitled to vote.

The following table sets forth information regarding shares of Common Stock of the Registrant beneficially owned as of June 7, 1999 by: (i) each person known by the Registrant to beneficially own 5% or more of the outstanding Common Stock, (ii) each director, (iii) each person named in the summary compensation table and (iv) all officers and directors as a group.

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

(1) The information regarding Common Stock owned by Allen & Company is based on the information contained in the Amendment No. 1 to Schedule 13D dated April 20, 1987 filed by the persons and entities identified below, which reports the following ownership of the Common Stock (not adjusted for the issuance of 6,001,000 shares of Common Stock pursuant to the Rights Offering):

      Names                                      Common Shares     Percentages
      -----                                      -------------     -----------
      Allen & Company                               165,000            1.7 %

      American Diversified Enterprises, Inc.                           2.3 %
                                                    232,500

      Herbert Anthony Allen,                         47,917             .5 %
        Susan Kathleen Wilson and Herbert
        Allen as Successor Trustees of Trust
        created by Herbert Allen pursuant to
        Agreement dated 12/1/64

      Terry Allen Kramer and Irwin H. Kramer,        70,000             .7 %
        as Trustees U/A for Issuer of
        Terry Allen Kramer pursuant to
        Agreement dated 4/5/63

      Toni Allen Goutal                              55,500             .6 %

      Angela Frances Allen Kramer                    43,700             .4 %

      Nathaniel Charles Allen Kramer                 56,000             .6 %

      Bruce Allen                                    20,000             .2 %

      C. Robert Allen, IV                             5,000             .1 %


      Names                                      Common Shares     Percentages
      -----                                      -------------     -----------
      John Godwin Allen                               5,000             .1 %

      Luke Andrew Allen                               5,000             .1 %

      Thaddeus Mack Allen                             5,000             .1 %

      Evelyn Henry                                   52,000             .5 %

      Marjorie Bisgood                               59,500             .6 %

      Bradley Roberts                                 2,083              *

       * Less than .1%

(2) International Hydrocarbons is a wholly-owned subsidiary of NWO. Mr. Blue is president and a director both of International Hydrocarbons and NWO. He is also president and a major stockholder of Cordillera Corporation ("Cordillera"), the major stockholder of NWO. Through Cordillera and affiliates, Mr. Blue beneficially holds 39.52% of the common stock of IH.

(3)  Director of the Registrant

(4) Does not include shares owned by International Hydrocarbons. International Hydrocarbons is a wholly-owned subsidiary of NWO. Mr. Blue is president and a director of both International Hydrocarbons and NWO. He is also president and major stockholder of Cordillera, the major stockholder of NWO. Through Cordillera and affiliates, Mr. Blue beneficially holds 39.52% of the common stock of IH.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INTERNATIONAL HYDROCARBONS LINE OF CREDIT

The Registrant has a $1,500,000 line of credit with IH, the Registrant's principal stockholder. The line of credit is secured by the Registrant's Prinos Interest and any and all funds to be received under the Registrant's judgment against Denison. In October 1998, this line of credit, previously with NWO, was transferred to IH, a wholly-owned subsidiary of NWO. In April 1999, the Registrant executed an Extension Agreement whereby IH will allow the Registrant to draw up to $1,500,000 for general working capital purposes. In addition, the Registrant is currently not required to make monthly interest payments. Principal and accrued interest is due upon demand by IH. As of March 31, 1999, the outstanding loan balance was $1,092,636.

Cordillera is the major stockholder of NWO, the parent company of IH. Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, is president and a major stockholder of Cordillera. Through Cordillera and affiliates, Mr. Blue beneficially holds 39.52% of the common stock of IH.

MANAGEMENT AGREEMENTS

The Registrant has a cost sharing arrangement under which it provides management services to Cordillera and to San Miguel Valley Corporation
(SMVC), an affiliate of Cordillera, pursuant to agreements providing for reimbursement of costs for actual time and expenses incurred on Cordillera and SMVC activities. In 1999, 1998 and 1997 such reimbursements amount to approximately $486,000, $306,000, and $278,000, respectively. Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, is president and a major stockholder of Cordillera.

OFFICER FEES

Mr. Blue receives officers' fees of $5,000 per month for his services as Chairman of the Board and Chief Executive Officer of the Registrant. Mr. Blue is president and a director of International Hydrocarbons, the Registrant's principal stockholder. He is also president and a major stockholder of Cordillera, the major stockholder of NWO. Through Cordillera and affiliates, Mr. Blue beneficially holds 39.52% of the common stock of IH.

EMPLOYEE BENEFIT PLANS

Cordillera has a defined contribution pension plan and a 401(k) plan covering all qualified employees of the Registrant. Contributions to the pension plan are based on a percentage of employee compensation ranging from 6% to 11.7%. The Registrant is required to match employee 401(k) contributions to the extent of 6% of annual compensation. During 1999, 1998, and 1997, the Registrant recorded $65,830, $50,468 and $39,886, respectively, as pension and 401(k) expense under these plans. Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, is president and a major stockholder of Cordillera.

LEASE OF CORPORATE HEADQUARTERS

The Registrant leases 2,562 square feet of space in an office building
located at 5000 South Quebec Street, Denver, Colorado.   The building is
owned by Sorrento West Properties, Inc., a company indirectly owned and controlled by Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, and his family. Rent payments for 1999, 1998 and 1997 were $47,323, $42,380 and $29,463, respectively. These payments include adjustments for the Registrant's proportionate share of operating expenses. As the Registrant's current lease expires February 28, 2000, lease payments are estimated to be $39,925 for the year ended March 31, 2000. The Registrant believes that, with respect to the lease of its corporate headquarters, it obtained terms no less favorable than what could have been obtained from unrelated parties in arms-length transactions.

BONUS

In fiscal 1983, the Board of Directors authorized a bonus of $25,000 to the president of the Registrant, which was paid in August 1997.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a)  1.   Financial statements filed as part of this Report in Item 7 are as follows:

           Independent Auditors' Report

           Consolidated Balance Sheets - March 31, 1999 and 1998

           Consolidated Statements of Operations and Accumulated Deficit - Years ended March 31, 1999, 1998 and 1997

           Consolidated Statements of Cash Flows - Years ended
           March 31, 1999, 1998 and 1997

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


Exhibit Number      Name of Exhibit                    Location
--------------      ---------------                    --------
10.24               Second Addendum to                 Page 42 of the Report
                    Office Building Lease              on Form 10-KSB for the
                    dated March 1, 1997                year ended March 31, 1997

10.25               Extension Agreement                Page 44 of the Report
                    with NWO Resources, Inc.           on Form 10-KSB for the
                    dated March 10, 1996               year ended March 31, 1997

10.26               Extension Agreement                Page 42 of the Report
                    with NWO Resources, Inc.           on Form 10-KSB for the
                    dated February 13, 1998            year ended March 31, 1998

10.27               Management Agreement               Page 14 of the Report
                    with San Miguel Valley             on Form 10-QSB for the
                    Corporation dated                  quarterly period ended
                    May 1, 1998                        June 30, 1998.

10.28               Extension Agreement                Page 40 of the
                    with International                 signed original
                    Hydrocarbons dated                 of this report
                    April 5, 1999


(b) No reports on Form 8-K were filed during the last quarter during the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OCEANIC EXPLORATION COMPANY
                                        (REGISTRANT)

                              By      /s/ Charles N. Haas
                                 --------------------------------------------
                                      Charles N. Haas, President

                             Dated    June 25, 1999
                                   ------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated, namely:

1.       By its principal executive officer.

Date:          June 25, 1999                         By    /s/ Charles N. Haas
     ---------------------------------------            ------------------------------
                                                           Charles Haas, President

2. And by its principal financial officer.

Date:          June 25, 1999                         By    /s/ Lori A. Brundage
     ---------------------------------------            ------------------------------
                                                           Lori A. Brundage, Treasurer

3. And by a majority of its board of directors.

Date:          June 25, 1999                         By    /s/ James N. Blue
     ---------------------------------------            ------------------------------
                                                           James N. Blue, Director

Date:          June 25, 1999                         By    /s/ Charles N. Haas
     ---------------------------------------            ------------------------------
                                                           Charles N. Haas, Director

Date:          June 25, 1999                         By    /s/ John  L. Redmond
     ---------------------------------------            ------------------------------
                                                           John L. Redmond, Director