Form 10QSB
period 1999-06-30
OCEANIC EXPLORATION CO
filed 1999-08-13
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

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

Shares outstanding at                                    Common $.0625 Par Value
July 31, 1999
9,916,154

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS
                                                                June 30, 1999       March 31, 1999
                                                                -------------       --------------
Cash                                                            $    25,634               23,337
Receivables:
     Affiliates                                                      30,261                7,857
     Other                                                            1,680                1,680
                                                                -----------          -----------
                                                                     31,941                9,537
Prepaid expenses                                                      5,460                1,552
                                                                -----------          -----------
     Total current assets                                            63,035               34,426
                                                                -----------          -----------
Oil and gas property interests, full-cost method
   of accounting  (note 2)                                       39,000,000           39,000,000
Less accumulated amortization, depreciation
  and valuation allowance                                       (39,000,000)         (39,000,000)
                                                                -----------          -----------
                                                                     --                   --
Other assets                                                          1,760                1,920
                                                                -----------          -----------
                                                                $    64,795               36,346
                                                                -----------          -----------
                                                                -----------          -----------


                                                                (Continued)

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                   (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                June 30, 1999       March 31, 1999
                                                                -------------       --------------
Current liabilities:
  Note payable to shareholder (note 3)                          $ 1,202,636            1,092,636
  Accounts payable                                                  179,055              179,038
  Accounts payable to affiliate                                      60,000               60,000
  United Kingdom taxes payable, including
     accrued interest                                               485,043              490,403
  Accrued expenses                                                  198,553              172,809
                                                                -----------          -----------
     Total current liabilities                                    2,125,287            1,994,886
Deferred income taxes                                                22,022               22,022
                                                                -----------          -----------
     Total liabilities                                            2,147,309            2,016,908
                                                                -----------          -----------
Stockholders' deficit:
   Preferred stock, $10 par value.  Authorized
     600,000 shares; none issued                                      --                    --
   Common stock, $.0625 par value.  Authorized
     12,000,000 shares; 9,916,154 shares issued and
     outstanding                                                    619,759              619,759
   Capital in excess of par value                                   155,696              155,696
   Accumulated deficit                                           (2,857,969)          (2,756,017)
                                                                -----------          -----------
     Total stockholders' deficit                                 (2,082,514)          (1,980,562)
                                                                -----------          -----------
Contingencies (note 2)
                                                                $    64,795               36,346
                                                                -----------          -----------
                                                                -----------          -----------


See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               June 30,
                                                          1999           1998
                                                      -----------     -----------
Revenues:
  Oil and gas sales - Greece (note 2)                 $      --               --
  Other                                                 141,690          111,156
                                                      ---------        ---------
                                                        141,690          111,156
                                                      ---------        ---------

Costs and expenses:
  Interest and financing costs                           29,206           23,544
  Exploration expenses                                    2,730            2,387
  Amortization and depreciation                              --           47,500
  General and administrative                            211,706          179,199
                                                      ---------        ---------
                                                        243,642          252,630
                                                      ---------        ---------
Loss before income taxes                               (101,952)        (141,474)
Income tax benefit                                         --             19,000
                                                      ---------        ---------
    Net loss                                          $(101,952)        (122,474)
                                                      ---------        ---------
                                                      ---------        ---------
 Loss per common share                                $   ( .01)            (.01)
                                                      ---------        ---------
                                                      ---------        ---------


See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               June 30,
                                                          1999           1998
                                                      -----------     -----------
Cash flows from operating activities:
  Net loss                                            $(101,952)        (122,474)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
       Amortization and depreciation                        --            47,500
       Deferred income tax benefit                          --           (19,000)
       Increase in accounts receivable and
         due from affiliates                            (22,404)         (12,537)
       (Increase) decrease in prepaid expenses
         and other assets                                (3,748)             660
       Increase (decrease) in accounts payable
         and accounts payable to affiliate                   17           (5,096)
       Increase in United Kingdom taxes payable,
         including accrued interest payable,
         and accrued expenses                            20,384           50,346
                                                      ---------        ---------
       Net cash used in operating activities           (107,703)         (60,601)

Cash flows from financing activities:
    Advances from notes payable to shareholder          110,000           60,000
                                                      ---------        ---------
        Net increase (decrease) in cash                   2,297             (601)
                                                      ---------        ---------
Cash at beginning of period                              23,337           38,601
                                                      ---------        ---------
Cash at end of period                                 $  25,634           38,000
                                                      ---------        ---------
                                                      ---------        ---------

See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated balance sheet as of March 31, 1999 which has been derived from audited statements and the unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made which are necessary for the fair presentation of the periods presented. The accounting policies of the Registrant are set forth in the financial statements and notes thereto and are included in the Registrant's latest annual report on Form 10-KSB. It is suggested that these consolidated financial statements be read in conjunction with that document.

(2)  OIL AND GAS SALES - GREECE

     Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement entered into in June 1975 (the "License Agreement"). The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. Denison Mines, Ltd. ("Denison"), the working interest owner having the contractual obligation to the Registrant for the 15% net profits interest, (also called "Prinos Interest" in some parts of this Report) asserted that the calculation of the amounts due to the Registrant should be based on the amended agreement with the Greek government. The Registrant disagreed with this interpretation and commenced a legal action in Canada seeking a declaration by the Ontario Court of Justice (General Division) in Toronto, Canada (the "Court") that amounts due the Registrant attributable to its 15% net profits interest be calculated based on the terms of the License Agreement before this amendment. In December 1996, the Registrant received notification that the Court had issued a judgment in its favor. The Court ordered Denison to pay $6,111,101 including interest to the Registrant for the period from January 1, 1993 through December 13, 1996 and to make payments to the Registrant subsequent to December 13, 1996 also based on the terms of the original License Agreement. The Court also awarded court costs to the Registrant which are anticipated to be approximately $107,000 plus interest. Denison subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely have to be made by the Appellate Court. The hearing before the Ontario Court of Appeal was held on June 14 and 15, 1999. However, the

Ontario Court of Appeal has not as yet issued the final decision. While the Registrant believes it has a reasonable probability of prevailing in its action, the ultimate outcome of the matter cannot presently be determined. Accordingly, no amounts have been recorded in the accompanying consolidated financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant.

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

(3)  NOTE PAYABLE TO SHAREHOLDER

     Note payable to shareholder at March 31, 1999 and June 30, 1999 previously represented borrowings under a $2,000,000 line of credit established in favor of the Registrant by NWO Resources, Inc. ("NWO"), previously the parent company of International Hydrocarbons ("IH"), the Registrant's majority stockholder. The line of credit is secured by the Registrant's 15% net profits interest in the offshore Greece oil and gas property and all proceeds from the pending litigation. In October 1998, the line of credit was assigned from NWO to IH.

     In April 1999, an Extension Agreement was executed with IH allowing the Registrant to draw up to $1,500,000 as needed for working capital. In addition, the Registrant is currently not required to make interest payments to IH. Principal and accrued interest are due on demand by IH. In June 1999, the remaining balance under the IH line of credit was replaced with a new line of credit with NWO in which the Registrant is allowed to draw up to $300,000 for general working capital purposes. Interest payments to NWO calculated at the rate of 8.25% are due monthly. Principal is due upon demand by NWO. This line of credit, although subordinate to that with IH, is also secured by the Registrant's 15% net profits interest in the offshore Greece oil and gas property and all proceeds from the pending litigation. Funds from the NWO line of credit should be sufficient to fund the litigation and limited operations through the final judgment by the Appellate Court; however, the Registrant may be required to obtain additional capital to fund continuing operations and pay off the IH and NWO loans and accrued interest when due. Due to the uncertainties regarding the outcome of the litigation and the Registrant's ability to obtain additional financing to fund its future operations and repay the amounts due to IH and NWO, there is substantial doubt about the ability of the Registrant to continue as a going concern in the event the judgment is overturned on appeal. Accordingly, the Registrant's auditors have issued an opinion on the Registrant's financial statements for the year ended March 31, 1999 that includes an explanatory paragraph discussing the uncertainty regarding the Registrant's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As of June 30, 1999, the outstanding loan payable to IH was $1,202,636 and no amounts had been drawn under the line of credit with NWO. Since the Consortium has declared final year with respect to the Prinos property and it is unknown if or when further development in the exploration area in Greece will be undertaken, it is unlikely that the Registrant will have sufficient funds to repay the obligations owed to IH and NWO if demand is made before the collection of any judgment or settlement from Denison.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Registrant's principal source of revenue has been from its Prinos Interest. The Registrant also receives revenues from sales of seismic data gathered in its oil and gas exploration and development activities. That revenue is sporadic and is not sufficient to fund the Registrant's ongoing operations. There have been no sales of seismic data during the three-month period ended June 30, 1999 or the year ended March 31, 1999.

     The Registrant currently receives approximately $564,000 per year in connection with services it provides to Cordillera Corporation and San Miguel Valley Corporation pursuant to management agreements providing for reimbursement of costs for actual time and expenses incurred in activities conducted on behalf of those entities. The amounts received under the management agreements are a reimbursement for employee salaries and other operating expenses.

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

     When payments under the Prinos Interest were suspended in 1994, the Registrant funded its operations through draws against the line of credit initially established with NWO. In October 1998, this line of credit was transferred from NWO to IH, the Registrant's major shareholder. In April 1999, the Registrant executed an Extension Agreement with IH allowing the Registrant to draw up to $1,500,000 for working capital purposes. Under the terms of the Extension Agreement, the Registrant is currently not required to make any principal or interest payments. However, all principal and interest are due upon demand by IH. In June 1999, the remaining balance under the IH line of credit was replaced with a new line of credit with NWO in which the Registrant is allowed to draw up to $300,000 for general working capital purposes. Interest payments to NWO calculated at the rate of 8.25% are due monthly. Principal is due upon demand by NWO. Funds from the NWO line of credit should be sufficient to fund the litigation and limited operations through the date of the final decision by the Appellate Court; however, the Registrant may be required to obtain additional capital to fund continuing operations and pay off the IH and NWO loans and accrued interest when due.

     As of June 30, 1999, the outstanding loan payable to IH was $1,202,636 and no amounts had been drawn under the line of credit with NWO. Unless funds are received from the judgment or a settlement with Denison or another source of revenue is established, the Registrant will not be able to repay its obligations to IH or NWO if either demands repayment.

     As previously noted, net profits interest payments received by the Registrant for January 1, 1993 through March 31, 1998 applicable to the Prinos property are currently the subject of litigation. In June 1994, the Registrant commenced legal action against Denison who has the contractual obligation to pay the net profits interest. The Registrant was seeking a declaration by the Court that amounts due the Registrant attributable to its interest be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. In September 1996, the lawsuit went to trial. In December 1996, the Registrant received notification that the Court had rendered a judgment in the Registrant's favor. The defendant subsequently filed a Notice of Appeal requesting that the judgment be set aside. Therefore, it appears that the final determination will likely be made by the Appellate Court. The hearing before the Ontario Court of Appeal was held on June 14 and 15, 1999. However, the Ontario Court of Appeal has not as yet issued the final decision. While the Registrant believes there is a reasonable probability of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time.

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

     If the final determination is not favorable, the Registrant will retain its interest in the exploration area of the offshore Greece property. However, there is significant uncertainty whether or not this area will ever be developed due to territorial disputes. Consequently, the Registrant will be required to obtain additional financing to repay the amounts due to IH and NWO and fund its future operations. The Registrant may be forced to liquidate its assets, and in such case, it is unlikely that any assets would be available for distribution to shareholders.

     In December 1998, the Registrant was notified by Denison that April 1, 1998 through March 31, 1999 would be the final year of production for the Prinos property. In the final year of production, Denison is entitled to 100% cost recovery; consequently, the Registrant did not receive any net profits interest payments for this period.

     Unless funds are collected as a result of the litigation with Denison, the Registrant will be required to obtain additional capital to fund continuing operations and to pay off the IH and NWO loans and accrued interest when due. Due to the uncertainties regarding the outcome of the litigation and the Registrant's ability to obtain additional financing to fund its future operations and repay the amounts due to IH and NWO, there is substantial doubt about the ability of the Registrant to continue as a going concern in the event the judgment is overturned on appeal. Accordingly, the Registrant's auditors have issued an opinion on the Registrant's financial statements for the year ended March 31, 1999 that includes an explanatory paragraph discussing the uncertainty regarding the Registrant's ability to continue as a going concern. The financial statements do not contain any adjustments that may be necessary if the Registrant is unable to continue as a going concern.

     If the litigation with Denison is resolved in the Registrant's favor and funds are received as a result, that revenue should be sufficient to repay the IH and NWO loans and fund on-going operations and limited new exploration activities.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In June 1994, the Registrant commenced legal action against Denison seeking a declaration by the Court that amounts due the Registrant attributable to its net profits interest in certain oil and gas producing areas offshore Greece be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. On December 13, 1996, the Registrant received notification that the Ontario Court of Justice (General Division) in Toronto, Canada, had issued a judgment in its favor. Specifically, the Court found that Denison is obligated to pay the Registrant its 15% net profits interest in accordance with the terms of the License Agreement prior to the 1993 amendment. First, the Court ordered Denison to pay $6,111,101 including interest to the Registrant for the period January 1, 1993 through December 13, 1996. Second, the Court ordered Denison to make payments to the Registrant subsequent to December 13, 1996, also calculated based on the terms of the original License Agreement. Lastly, the Court awarded court costs to the Registrant which are anticipated to be approximately $107,000 plus interest. Subsequent to receiving the judgment from the Court, Denison filed a Notice of Appeal with the Court in which it requested that the judgment be set aside for errors in the judge's findings. The Registrant disagrees that there were errors made. Therefore, it appears that the final determination will likely have to be made by the Appellate Court. The hearing before the Ontario Court of Appeal was held on June 14 and 15, 1999. However, the Ontario Court of Appeal has not as yet issued the final decision. While the Registrant believes there is a reasonable probability of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time. Accordingly, no amounts have been recorded in the accompanying financial statements for current revenues or damages, if any, that may ultimately be awarded to the Registrant.

     See the Registrant's Form 10-KSB for the fiscal year ended March 31, 1999, for a more detailed discussion of these legal proceedings.

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

Exhibit Number              Name of Exhibit                            Location
--------------              ---------------                            --------
   10.1            Promissory Note with NWO                     Page 13 of the signed original
                   Resources, Inc. dated June 30, 1999          of this report.

   10.2            Security Agreement in favor of NWO           Page 14 of the signed original
                   Resources, Inc. dated June 30, 1999          of this report.

     (b) No reports on Form 8-K were filed during the quarter for which this Report is filed.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OCEANIC EXPLORATION COMPANY


Date: August 11, 1999                  /s/ Charles N. Haas
     -------------------               ------------------------------
                                       Charles N. Haas
                                       President


Date: August 11, 1999                  /s/ Lori A. Brundage
     -------------------               ------------------------------
                                       Lori A. Brundage
                                       Treasurer and Chief Financial Officer