Form 10QSB
period 1999-09-30
OCEANIC EXPLORATION CO
filed 1999-11-05
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended September 30, 1999

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

Shares outstanding at                                    Common $.0625 Par Value
October 31, 1999
9,916,154

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS
------

                                                September 30, 1999    March 31, 1999
                                                ------------------    --------------
Cash                                               $     32,083              23,337
Receivables:
     Affiliates                                           4,867               7,857
     Other                                                1,680               1,680
                                                   ------------        ------------
                                                          6,547               9,537
Prepaid expenses                                          6,416               1,552
                                                   ------------        ------------
     Total current assets                                45,046              34,426
                                                   ------------        ------------
Oil and gas property interests, full-cost
  method of accounting (note 2)                      39,000,000          39,000,000

Less accumulated amortization, depreciation
  and valuation allowance                           (39,000,000)        (39,000,000)
                                                   ------------        ------------
                                                             --                  --
Other assets                                              1,600               1,920
                                                   ------------        ------------
                                                   $     46,646        $     36,346
                                                   ============        ============

                                                                     (Continued)

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                   (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

                                                  September 30, 1999    March 31, 1999
                                                  ------------------    --------------
Current liabilities:
  Note payable to shareholder (note 3)                $ 1,202,636          1,092,636
  Note payable to affiliate (note 3)                       70,000                 --
  Accounts payable                                        161,649            179,038
  Accounts payable to affiliate                            60,000             60,000
  United Kingdom taxes payable,  including
     accrued interest                                     511,871            490,403
  Accrued expenses                                        240,004            172,809
                                                      -----------        -----------
     Total current liabilities                          2,246,160          1,994,886
Deferred income taxes                                      22,022             22,022
                                                      -----------        -----------
     Total liabilities                                  2,268,182          2,016,908
                                                      -----------        -----------
Stockholders' deficit:
   Preferred stock, $10 par value. Authorized
     600,000 shares; none issued                               --                 --
   Common stock, $.0625 par value. Authorized
     12,000,000 shares; 9,916,154 shares issued
     and outstanding                                      619,759            619,759
   Capital in excess of par value                         155,696            155,696
   Accumulated deficit                                 (2,996,991)        (2,756,017)
                                                      -----------        -----------
     Total stockholders' deficit                       (2,221,536)        (1,980,562)
                                                      -----------        -----------
Contingencies (note 2)
                                                      $    46,646        $    36,346
                                                      ===========        ===========

See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Six Months Ended       Three Months Ended
                                              September 30,           September 30,
                                          1999         1998         1999          1998
                                       ---------    ---------    ---------    ---------
Revenues:
  Oil and gas sales - Greece (note 2)   $      --    $ 124,003    $      --    $ 124,003
  Other                                   276,966      227,455      135,276      116,299
                                        ---------    ---------    ---------    ---------
                                          276,966      351,458      135,276      240,302
                                        ---------    ---------    ---------    ---------
Costs and expenses:
  Interest and financing costs             61,221       49,243       32,015       25,699
  Exploration expenses                      5,756        4,352        3,026        1,965
  Amortization and depreciation                --       95,000           --       47,500
  General and administrative              450,963      388,143      239,257      208,944
                                        ---------    ---------    ---------    ---------
                                          517,940      536,738      274,298      284,108
                                        ---------    ---------    ---------    ---------
Loss before income taxes                 (240,974)    (185,280)    (139,022)     (43,806)
Income tax benefit                             --      (11,602)          --      (30,602)
                                        ---------    ---------    ---------    ---------
    Net loss                            $(240,974)    (196,882)    (139,022)     (74,408)
                                        =========    =========    =========    ==========
 Loss per common share                  $    (.02)   $    (.02)   $    (.01)   $     (.01)
                                        =========    =========    =========    ==========

See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Six Months Ended
                                                                         September 30,
                                                                       1999         1998
                                                                    ---------    ---------
Cash flows from operating activities:
  Net loss                                                          $(240,974)   $(196,882)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Amortization and depreciation                                       --       95,000
       Deferred income tax benefit                                         --      (38,000)
       Decrease (increase) in accounts receivable and due from
         affiliates                                                     2,990      (43,344)
       (Increase) decrease in prepaid expenses and other assets        (4,544)         820
       Decrease in accounts payable and accounts payable
         to affiliate                                                 (17,389)     (42,869)
       Increase in United Kingdom taxes payable,
         including accrued interest payable, and accrued expenses      88,663       90,685
                                                                    ---------    ---------

       Net cash used in operating activities                         (171,254)    (134,590)
Cash flows from financing activities:
    Advances from notes payable to shareholder and affiliate          180,000      140,000
                                                                    ---------    ---------
        Net increase in cash                                            8,746        5,410
                                                                    ---------    ---------
Cash at beginning of period                                            23,337       38,601
                                                                    ---------    ---------
Cash at end of period                                               $  32,083       44,011
                                                                    =========    =========


See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

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

        In December 1998, the Registrant was notified by Denison that April 1, 1998 through March 31, 1999 would be the final year of production for the Prinos property. In the final year of production, Denison is entitled to 100% cost recovery; consequently, the Registrant did not receive any net profits interest payments for this period. The revenue recorded for the three and six months ended September 30, 1998 pertains to January through March 1998 which had previously been withheld by Denison.

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

(3)     NOTES PAYABLE TO SHAREHOLDER AND AFFILIATE

        Note payable to shareholder, International Hydrocarbons ("IH"), at March 31, 1999 and September 30, 1999 previously represented borrowings under a $2,000,000 line of credit established in favor of the Registrant by NWO Resources, Inc. ("NWO"), previously the parent company of IH, the Registrant's majority stockholder. The line of credit is secured by the Registrant's 15% net profits interest in the offshore Greece oil and gas property and all proceeds from the pending litigation. In October 1998, the line of credit was assigned from NWO to IH.

        In April 1999, an Extension Agreement was executed with IH allowing the Registrant to draw up to $1,500,000 as needed for working capital. In addition, the Registrant is currently not required to make interest payments to IH. Principal and accrued interest are due on demand by IH. The note payable to affiliate (NWO) was established in June 1999. The remaining balance under the IH line of credit was replaced with a new line of credit with NWO in which the Registrant is allowed to draw up to $300,000 for general working capital purposes. Interest payments to NWO calculated at the rate of 8.25% are due monthly. Principal is due upon demand by NWO. This line of credit, although subordinate to that with IH, is also secured by the Registrant's 15% net profits interest in the offshore Greece oil and gas property and all proceeds from the pending litigation. Funds from the NWO line of credit should be sufficient to fund the litigation and limited operations through the final judgment by the Appellate Court; however, the Registrant may be required to obtain additional capital to fund continuing operations and pay off the IH and NWO loans and accrued interest when due. Due to the uncertainties regarding the outcome of the litigation and the Registrant's ability to obtain additional financing to fund its future operations and repay the amounts due to IH and NWO, there is substantial doubt about the ability of the Registrant to continue as a going concern in the event the judgment is overturned on appeal. Accordingly, the Registrant's auditors have issued an opinion on the Registrant's financial statements for the year ended March 31, 1999 that includes an explanatory paragraph discussing the uncertainty regarding the Registrant's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As of September 30, 1999, the outstanding loans payable to IH and NWO were $1,202,636 and $70,000, respectively. Since the Consortium has declared final year with respect to the Prinos property and it is unknown if or when further development in the exploration area in Greece will be undertaken, it is unlikely that the Registrant will have sufficient funds to repay the obligations owed to IH and NWO if demand is made before the collection of any judgment or settlement from Denison.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Registrant's principal source of revenue has been from its Prinos Interest. The Registrant also receives revenues from sales of seismic data gathered in its oil and gas exploration and development activities. That revenue is sporadic and is not sufficient to fund the Registrant's ongoing operations. There have been no sales of seismic data during the six-month period ended September 30, 1999 or the year ended March 31, 1999.

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

        When payments under the Prinos Interest were suspended in 1994, the Registrant funded its operations through draws against the line of credit initially established with NWO. In October 1998, this line of credit was assigned from NWO to IH, the Registrant's majority shareholder. In April 1999, the Registrant executed an Extension Agreement with IH allowing the Registrant to draw up to $1,500,000 as needed for working capital purposes. Under the terms of the Extension Agreement, the

Registrant is currently not required to make any principal or interest payments. However, all principal and accrued interest are due upon demand by IH. In June 1999, the remaining balance under the IH line of credit was replaced with a new line of credit with NWO in which the Registrant is allowed to draw up to $300,000 for general working capital purposes. Interest payments to NWO calculated at the rate of 8.25% are due monthly. Principal is due upon demand by NWO. Funds from the NWO line of credit should be sufficient to fund the litigation and limited operations through the date of the final decision by the Appellate Court; however, the Registrant may be required to obtain additional capital to fund continuing operations and pay off the IH and NWO loans and accrued interest when due.

        As of September 30, 1999, the outstanding loans payable to IH and NWO were $1,202,636 and $70,000, respectively. Unless funds are received from the judgment or a settlement with Denison or another source of revenue is established, the Registrant will not be able to repay its obligations to IH or NWO if either demands repayment.

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

        In December 1998, the Registrant was notified by Denison that April 1, 1998 through March 31, 1999 would be the final year of production for the Prinos property. In the final year of production, Denison is entitled to 100% cost recovery; consequently, the Registrant did not receive any net profits interest payments for this period. The revenue recorded for the three and six months ended September 30, 1998 pertains to January through March 1998 which had previously been withheld by Denison.

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

                                         OCEANIC EXPLORATION COMPANY

Date:      November 3, 1999                /s/ Charles N. Haas
       ----------------------------      --------------------------------
                                           Charles N. Haas
                                           President

Date:      November 3, 1999                /s/ Lori A. Brundage
       ----------------------------      --------------------------------
                                           Lori A. Brundage
                                           Treasurer and Chief Financial Officer

                               INDEX TO EXHIBITS

EX-27 Financial Data Schedule