Form 10KSB40
period 1999-12-31
OCEANIC EXPLORATION CO
filed 2000-03-30
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSBT

(Mark one)
[ ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended __________.

[X] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from April 1, 1999 to December 31, 1999. Commission file number 0-6540.

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

Issuer's revenues for nine months ended December 31, 1999          $420,551

As of March 1, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $1,771,270.

As of March 1, 2000 the Registrant had outstanding 9,916,154 shares of common stock ($.0625 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to this Report appears on pages 37 through 40.

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

The Registrant's only significant source of revenue, its 15% net profits interest in certain oil and gas producing areas offshore Greece (also called "Prinos Interest" in some parts of this Report), has been the subject of litigation. In June 1994, the Registrant commenced legal action against Denison Mines, Ltd. ("Denison"), the company having the contractual obligation to pay the Prinos Interest. The Registrant was seeking a declaration by the Ontario Court of Justice (General Division) in Toronto, Canada (the "Court") that amounts due the Registrant attributable to its Prinos Interest (see Item 2 "Properties-Greece.") in certain oil and gas producing areas offshore Greece be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. In September 1996, the lawsuit went to trial. In December 1996, the Registrant received notification that the Court had rendered a judgment in the Registrant's favor. The defendant subsequently filed a Notice of Appeal requesting that the judgment be set aside. The Appellate Court hearing before the Ontario Court of Appeal was held in June, 1999. On December 16, 1999, the Registrant received notification that the Appellate Court had upheld the lower court's decision. At December 31, 1999, however, Denison still had the option to apply for leave to further appeal to the Supreme Court of Canada. This option was effective until February 14, 2000, sixty days from the date of the December 16, 1999 decision. Therefore, at December 31, 1999, the amounts due to the Registrant were not determinable and the collectibility of the judgment was still questionable. Accordingly, no amounts have been recorded in the Registrant's December 31, 1999 financial statements for revenue relating to the Registrant's claim for amounts due under its net profits interest.

Subsequent to December 31, 1999, Denison and the Registrant reached agreement whereby Denison would pay the net profits interest as ordered by the Court. The Registrant received $8,614,789 and

$15,868 on January 27, 2000 and February 9, 2000, respectively, from the defendant. This amount consisted of $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of Canadian withholding taxes).

In December 1998, the Registrant was notified by Denison that April 1, 1998 through March 31, 1999 would be the final year of production for the Prinos property. In the final year of production, Denison is entitled to 100% cost recovery; consequently, the Registrant did not receive any net profits interest payments for this period. The revenue recorded for the year ended March 31, 1999 pertains to January through March 1998 which had previously been withheld by Denison. Subsequently, it was determined that calendar year 1998 was the final year of production for the Prinos property. Therefore, net profits interest payments to the Registrant were only payable through December 31, 1997.

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

Upon commencement of the litigation, payments under the Prinos Interest were suspended. The Registrant funded its operations through draws against the $2,000,000 line of credit initially established with NWO Resources, Inc. ("NWO"), an affiliate of International Hydrocarbons ("IH"), the Registrant's principal stockholder. In October 1998, the note was assigned from NWO to IH.

In April 1999, an Extension Agreement was executed allowing the Registrant to draw additional amounts as needed for working capital up to $1,500,000. In addition, the Registrant was not required to make interest payments as of December 31, 1999. Principal and accrued interest were due on demand by IH. Effective June 30, 1999, the Registrant was notified that IH would no longer be able to provide financing pursuant to its line of credit arrangement. Instead, all future advances were to be provided by NWO pursuant to a new line of credit arrangement. Therefore, effective July 1, 1999, the Registrant signed a new promissory note to NWO, which allowed the Registrant to draw amounts as needed for working capital up to $300,000. Interest payments to NWO are due monthly and principal is due on March 31, 2000 or earlier, if such demand is made by NWO.

As of December 31, 1999, the outstanding loan balances were $1,202,636 and $155,000 to IH and NWO, respectively. The Registrant paid off the outstanding principal and accrued interest balances of $1,202,636 and $180,381, respectively, to IH and the outstanding principal balance of $175,000 to NWO on February 1, 2000.

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

(a)  MODE OF OPERATION

Historically, the Registrant has generally undertaken exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of and any revenue from a discovery. Such arrangements do not always equate the proportion of expenditures undertaken by a party with the share of revenues to be received by such party.

The Registrant has usually obtained concessions directly from a government or governmental agency and has then entered into arrangements with other participants whereby the Registrant has received cash payments and has had its share of exploration expenditures paid (either before or after being expended) in whole or in part by other participants.

Since inception, sales of partial interest in its concessions have been part of the Registrant's normal course of business and have provided funds for the acquisition of further concessions and for exploration of existing concessions.

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

(b)      COMPETITION

The oil and gas industry is competitive, and the Registrant must compete with many long-established companies having far greater resources and operating experience. Furthermore, the demand for financing of oil and gas and mineral exploration and development programs substantially exceeds the available supply, and the Registrant competes with other exploration and development companies of far greater means for the available funds. Because of the Registrant's financial condition prior to receiving the funds from Denison, the Registrant has not been able to participate in exploration and development activities.

ITEM 2. PROPERTIES

The Registrant holds various interests in concessions or leases for oil and gas exploration which are listed below. Oil and gas property interests as reflected in the accompanying financial statements include costs attributable only to the Greek interest. Costs on all other foreign concessions described below have been charged to expense in prior years.

GREECE: In the past, the Registrant has had the right to receive proceeds from the Prinos Interest payable by Denison from the proceeds of production of oil and gas from certain concession areas totaling approximately 430,000 acres in the North Aegean Sea, offshore Greece. "Development areas" for the Prinos Oil Field covering 23,390 gross acres and for the Kavala Gas Field covering 11,787 gross acres have been defined by the Greek government and given "development status." The term of each "development" license is 26 years, with an automatic 10-year renewal. The remaining exploration area adjoining Prinos and South Kavala covers 153,316 acres and an exploration area east of the island of Thasos covers an additional 243,367 acres. At December 31, 1999, the Prinos Interest is subject to liens in favor of IH and NWO, which liens secure payment of the amounts due to IH and NWO by the Registrant.

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

Denison, who has the contractual obligation to pay the Prinos Interest, asserted that the calculation of the amounts due the Registrant should be based on the amended 1993 agreement with the Greek government. The amended agreement provided for higher cost recoveries than the License Agreement before the 1993 amendment. If higher cost recoveries are used in calculating the amount due under the Prinos Interest, the amount will be significantly lower than the amount calculated under the License Agreement before the 1993 amendment. The Registrant disagreed with this interpretation and commenced legal action seeking a declaration by the Court that amounts due the Registrant attributable to its Prinos Interest be calculated based on the terms of the License Agreement before the 1993 amendment. The trial began in September 1996. In December 1996, the Registrant received a favorable judgment from the Court. However, Denison filed a Notice of Appeal requesting that the judgment be set aside. The Appellate Court hearing before the Ontario Court of Appeal was held in June, 1999. On December 16, 1999, the Registrant received notification that the Appellate Court had upheld the lower court's decision. At December 31, 1999, however, Denison still had the option to apply for leave to further appeal to the Supreme Court of Canada. This option was effective until February 14, 2000, sixty days from the date of the December 16, 1999 decision. Therefore, at December 31, 1999, the amounts due to the Registrant were not determinable and the collectibility of the judgment was still questionable. Accordingly, no amounts have been recorded in the Registrant's December 31, 1999 financial statements for revenue relating to the Registrant's claim for amounts due under its net profits interest.

Subsequent to December 31, 1999, Denison and the Registrant reached agreement whereby Denison would pay the net profits interest as ordered by the Court. The Registrant received $8,614,789 and $15,868 on January 27, 2000 and February 9, 2000, respectively, from the defendant. This amount consisted of $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of Canadian withholding taxes).

In December 1998, the Registrant was notified by Denison that April 1, 1998 through March 31, 1999 would be the final year of production for the Prinos property. In the final year of production, Denison is entitled to 100% cost recovery; consequently, the Registrant did not receive any net profits interest payments for this period. The revenue recorded for the year ended March 31, 1999 pertains to January through March 1998, which amounts had previously been withheld by Denison. Subsequently, it was determined that calendar year 1998 was the final year of production for the Prinos property. Therefore, net profits interest payments to the Registrant were only payable through December 31, 1997.

Effective March 31, 1999, the consortium operating the Greek properties relinquished its license to operate the Prinos oil field in Greece. However, the termination of this license does not affect the extensive exploration area east of Thassos Island where no exploration is currently permitted due to territorial disputes between Greece and Turkey. This exploration area is believed to have excellent potential; however, it is impossible to determine at this time when exploration activities might be commenced in that area. Should the dispute be resolved and the consortium drill and successfully develop any additional prospects, the Registrant would be entitled to once again receive its 15% net profits interest, applicable to Denison's working interest. However, as the Registrant considers this unlikely under current circumstances, the Registrant has fully depleted its investment in Greece.

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

In fiscal year 1994, the Registrant reported that the People's Republic of China was indicating its intention to open up adjacent concession areas for bidding and that a resolution to the sovereignty issues may result. Nothing has occurred in the nine months ended December 31, 1999 to indicate that the lifting of the current force majeure status is imminent.

BOLIVIA: The Registrant has conducted a preliminary exploration study of a 10,500 square kilometer area located in the eastern part of the country near the Paraguayan border, pursuant to a work study program with Y.P.F.B., the government-controlled agency having responsibility for oil and gas exploration in Bolivia. The Registrant had preliminarily agreed to the terms of an operations contract pertaining to such area; however, prior to reaching agreement with Y.P.F.B., the hydrocarbons law was changed to give the National Secretariat of Energy jurisdiction over oil and gas exploration. Pursuant to the new law, the area was offered for competitive bidding. An Argentine company was awarded the bid and they are currently drilling in this area. Depending upon the results of the well, the Registrant may explore further opportunities in this area.

ITEM 3. LEGAL PROCEEDINGS

The Registrant commenced an action in the Ontario Court (General Division), Canada, against Denison. The Registrant claimed that Denison has failed since January 1, 1993 to pay the Registrant the full amount of the Prinos Interest (including Prinos North) pursuant to an agreement dated

August 30, 1976, which is to be calculated on the basis of the terms of the License Agreement.

The trial, which began on September 30, 1996, was concluded two weeks later. On December 13, 1996, the Registrant received notification that the Court had issued a judgment in its favor. Specifically, the Court found that Denison is obligated to pay the Registrant its 15% net profits interest in accordance with the terms of the License Agreement prior to the 1993 amendment. First, the Court ordered Denison to pay approximately $6,100,000 including interest to the Registrant for the period January 1, 1993 through December 13, 1996. Second, the Court ordered Denison to make payments to the Registrant subsequent to December 13, 1996, also calculated based on the terms of the original License Agreement. Lastly, the Court awarded court costs to the Registrant which were anticipated to be approximately $107,000 plus interest.

Subsequent to receiving the judgment from the Court, Denison filed a Notice of Appeal requesting that the judgment be set aside based on its belief that the trial judge erred in her interpretation of the respective contracts. As a result, any orders for the payment of money were stayed pending the appeal. The Appellate Court hearing before the Ontario Court of Appeal was held on June 14 and 15, 1999.

On December 16, 1999, the Registrant received notification that the Appellate Court had upheld the lower court's decision. At December 31, 1999, however, Denison still had the option to apply for leave to further appeal to the Supreme Court of Canada. This option was effective until February 14, 2000, sixty days from the date of the December 16, 1999 decision. Therefore, at December 31, 1999, the amounts due to the Registrant were not determinable and the collectibility of the judgment was still questionable. Accordingly, no amounts have been recorded in the Registrant's December 31, 1999 financial statements for revenue relating to the Registrant's claim for amounts due under its net profits interest.

Subsequent to December 31, 1999, Denison and the Registrant reached agreement whereby Denison would pay the net profits interest as ordered by the Court. The Registrant received $8,614,789 and $15,868 on January 27, 2000 and February 9, 2000, respectively, from the defendant. This amount consisted of $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of Canadian withholding taxes).

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

Per the OTC Bulletin Board, the range of bid prices in the Registrant's Common Stock over the nine month transition period and the previous two fiscal years (which are not necessarily representative of actual transactions) are set out below.

                                Nine Month Period
                                    Ended                         Fiscal Year                       Fiscal Year
  Three Months                  December 31, 1999              Ended March 31, 1999             Ended March 31, 1998
     Ended                        High     Low                    High      Low                    High       Low
 -------------                  ------------------             --------------------             --------------------
June 30                           .07      .06                     .40      .09                    .55        .50

September 30                      .10      .06                     .25      .13                    .55        .40

December 31                       .19      .06                     .16      .06                    .44        .38

March 31                          n/a      n/a                     .09      .06                    .44        .40

The Registrant uses all available funds for working capital purposes and has never paid a dividend. Registrant's management does not anticipate paying dividends in the future. As of March 1, 2000, the number of record holders of the Registrant's common stock was 461.

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

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Registrant's principal source of revenue has been from its Prinos Interest. The Registrant also receives revenues from sales of seismic data gathered in its oil and gas exploration and development activities. That revenue is sporadic and is not sufficient to fund the Registrant's ongoing operations. There were no sales of seismic data during the nine month periods ended December 31, 1999 or 1998 or the years ended March 31, 1999, 1998 or 1997.

The Registrant currently receives approximately $556,000 per year in connection with services it renders to Cordillera Corporation and San Miguel Valley Corporation pursuant to management agreements providing for payments to the Registrant based on costs for actual time and expenses incurred in activities conducted on behalf of those entities. The amounts received under the management agreements are costs relating to employee salaries and other operating expenses.

When payments under the Prinos Interest were suspended in 1994, the Registrant funded its operations through draws against the line of credit initially established with NWO. In October 1998, this line of credit was transferred from NWO to IH, the Registrant's majority shareholder. In April 1999, the Registrant executed an Extension Agreement with IH allowing the Registrant to draw up to $1,500,000 for working capital purposes. Under the terms of the Extension Agreement, the Registrant was not required to make any principal or interest payments as of December 31, 1999. However, all principal and interest were due upon demand by IH. Effective June 30, 1999, the Registrant was notified that IH would no longer be able to provide financing pursuant to its line of credit arrangement. Instead, all future advances were to be provided by NWO pursuant to a new line of credit arrangement. Therefore, effective July 1, 1999, the Registrant signed a new promissory note to NWO, which allowed the Registrant to draw amounts as needed for working capital up to $300,000. Interest payments to NWO are due monthly and principal is due on March 31, 2000 or earlier, if such demand is made by NWO.

As of December 31, 1999, the outstanding loan balances were $1,202,636 and $155,000 payable to IH and NWO, respectively. The Registrant paid off the outstanding principal and accrued interest balances of $1,202,636 and $180,381, respectively, to IH and the outstanding principal balance of $175,000 to NWO on February 1, 2000.

Net profits interest payments received by the Registrant for January 1, 1993 through March 31, 1998 applicable to the Prinos property have been the subject of litigation. In June 1994, the Registrant commenced legal action against Denison Mines, Ltd., the company having the contractual obligation to pay the net profits interest. The Registrant was seeking a declaration by the Court that amounts due the Registrant attributable to its interest be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. In September 1996, the lawsuit went to trial. In December 1996, the Registrant received notification that the Court had rendered a judgment in the Registrant's favor. The defendant subsequently filed a Notice of Appeal requesting that the judgment be set aside. The Appellate Court hearing before the Ontario Court of Appeal was held in June, 1999. On December 16, 1999, the Registrant received notification that the Appellate Court had upheld the lower court's decision. At December 31, 1999, however, Denison still had the option to apply for leave to further appeal to the Supreme Court of Canada. This option was effective until February 14, 2000, sixty days from the date of the December 16, 1999 decision. Therefore, at December 31, 1999, the amounts due to the Registrant were not determinable and the collectibility of the judgment was still questionable. Accordingly, no amounts have been recorded in the Registrant's December 31, 1999 financial statements for revenue relating to the Registrant's claim for amounts due under its net profits interest.

Subsequent to December 31, 1999, Denison and the Registrant reached agreement whereby Denison would pay the net profits interest as ordered by the Court. The Registrant received $8,614,789 and $15,868 on January 27, 2000 and February 9, 2000, respectively, from the defendant. This amount consisted of $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of Canadian withholding taxes).

In December 1998, the Registrant was notified by Denison that April 1, 1998 through March 31, 1999 would be the final year of production for the Prinos property. In the final year of production, Denison is entitled to 100% cost recovery; consequently, the Registrant did not receive any net profits interest payments for this period. The revenue recorded for the year ended March 31, 1999 pertains to January through March 1998, which amounts had previously been withheld by Denison. Subsequently, it was determined that calendar year 1998 was the final year of production for the Prinos property. Therefore, net profits interest payments to the Registrant were only payable through December 31, 1997.

As previously discussed, subsequent to December 31, 1999, the Registrant reached an agreement whereby Denison would pay the net profits interest. The Registrant received the related funds and repaid the outstanding debt to IH and NWO. As a result, it is currently in the process of pursuing investment opportunities. In March, 2000, the Registrant has had discussions regarding an acquisition of the assets of Alliance Services Associates, Inc. ("Alliance") for $581,000. Alliance is an employment agency located in San Diego, California. It is currently unclear if these discussions will lead to the consummation of a transaction. The Registrant is currently in the process of pursuing additional investment opportunities; however, no definitive plans have been made.

RESULTS OF OPERATIONS

The Registrant reported net losses of $337,857, $298,781, $451,943, $222,323 and $219,274 for the nine month periods ended December 31, 1999 and 1998 and for the years ended March 31, 1999, 1998 and 1997, respectively.

The following table summarizes the primary components of changes in net income before the provision for income taxes for the relevant periods:


                                       NINE MONTHS
                                         ENDED              YEAR ENDED MARCH 31,
                                       DECEMBER 31    ------------------------------
                                          1999        1999        1998          1997
                                       -----------    ----        ----          ----
Oil and gas sales:
  Calculation of Greek
    revenues (1)                             --    $  70,100    $  51,200     (122,700)
  Greek revenues received in 1996
   applicable to prior years                 --           --           --     (895,000)
  Production (decline) increase (1)    (127,152)    (241,800)    (442,600)     226,500
  Price (decrease) increase (1)              --     (126,200)    (127,400)     157,900
                                      ---------    ---------    ---------    ---------
                                       (127,152)    (297,900)    (518,800)    (633,300)
(Increase) reduction in
  depreciation and
  depletion charges                     142,500      356,836     (210,192)     (40,030)
Increase (reduction) in
  other revenues                         62,446      190,141       14,087     (185,389)
(Increase) reduction in
  interest & financing costs            (18,775)     (10,715)      25,550       51,377
(Increase) reduction in
 in general and administrative and
 other                                 (101,445)    (175,741)      99,989      (74,899)
                                      ---------    ---------    ---------    ---------
Increase (decrease) in
  income before taxes                 $ (42,426)   $  62,621    $(589,366)   $(882,241)
                                      =========    =========    =========    =========

     (1)  Based upon information received from the operator.

One of the most significant factors in the fluctuations of net income between the periods is the fact that the Registrant received no oil and gas revenue pertaining to April 1, 1998 through December 31, 1999. Initially, Denison had declared the period from April 1, 1998 to March 31, 1999 as the final year (see
Item 2 "Properties-Greece"). The revenue received in the fiscal year ended March 31,1999 was for January through March 1998, which had previously been withheld by Denison. Subsequently, however, final year, for which the Registrant would receive no net profits interest payments, was determined to be January 1, 1998 through December 31, 1998. In addition, other factors include variances in oil and gas prices received, and production declines in 1998 and 1997 from the Prinos and South Kavala fields in Greece, offset in part by a production increase in 1997 due to the successful completion of Prinos North and infill drilling. The Prinos field was eventually shut-in in November 1998. The provision for depletion increased from $336,643 for the year ended March 31, 1997 to $546,835 for the year ended March 31, 1998, then decreased to $190,000 for the year ended March 31, 1999 and $0 for the nine months ended December 31, 1999 as a result of reductions in the estimated future net revenues attributable to the Prinos Interest and the property being fully depleted at December 31, 1999. Fluctuations in other revenues are primarily attributable to management fees (see Item 12 "Certain Relationships and Related Transactions"). Fluctuations in interest expense relate to increases and decreases in borrowings from shareholder and affiliates. General and administrative expenses have increased since May 1998 due to the addition of employees (see Item 12 "Certain Relationships and Related Transactions").

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           INDEX                                         PAGE
         Independent Auditors' Report                                    16

         Consolidated Balance Sheets                                     17

         Consolidated Statements of
                  Operations and Accumulated Deficit                     18

         Consolidated Statements of
                  Cash Flows                                             19

         Notes to Consolidated Financial Statements                      20-27

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                      December 31, 1999 and March 31, 1999

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Oceanic Exploration Company:

We have audited the accompanying consolidated balance sheets of Oceanic Exploration Company and subsidiaries as of December 31, 1999, March 31, 1999 and 1998, and the related consolidated statements of operations and accumulated deficit and cash flows for the nine months ended December 31, 1999 and the years ended March 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly the financial position of Oceanic Exploration Company and subsidiaries as of December 31, 1999, March 31, 1999 and 1998, and the results of their operations and their cash flows for the nine months ended December 31, 1999 and the years ended March 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.



                                            KPMG LLP

Denver, Colorado
March 10, 2000

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                            MARCH 31,
                                                     DECEMBER 31,   --------------------------
                         ASSETS                         1999           1999          1998
                                                     -----------    -----------    -----------
Cash                                                 $    66,462         23,337         38,601
Accounts receivable                                        1,780          1,680          3,006
Due from affiliates                                        8,662          7,857          5,753
Prepaids and other                                         2,205          1,552          1,482
                                                     -----------    -----------    -----------

              Total current assets                        79,109         34,426         48,842

Oil and gas property interests, full-cost method
    of accounting (note 2)                            39,000,000     39,000,000     39,000,000
       Less accumulated amortization, depreciation
         and valuation allowance                     (39,000,000)   (39,000,000)   (38,810,000)
                                                     -----------    -----------    -----------

                                                              --             --        190,000

Other assets                                               1,440          1,920          2,560
                                                     -----------    -----------    -----------

                                                     $    80,549         36,346        241,402
                                                     ===========    ===========    ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Note payable to shareholder (note 3)             $ 1,202,636      1,092,636             --
    Note payable to affiliate (note 3)                   155,000             --        842,636
    Accounts payable                                     162,131        179,038        205,823
    Accounts payable to affiliates                        60,000         60,000         60,000
    United Kingdom taxes payable, including
       accrued interest                                  507,249        490,403        486,959
    Accrued expenses                                     299,419        172,809         71,868
                                                     -----------    -----------    -----------

              Total current liabilities                2,386,435      1,994,886      1,667,286

Deferred income taxes (note 4)                            12,533         22,022        102,735
                                                     -----------    -----------    -----------

              Total liabilities                        2,398,968      2,016,908      1,770,021

Stockholders' deficit (note 5):
    Preferred stock, $10 par value.  Authorized
       600,000 shares; none issued                            --             --             --
    Common stock, $.0625 par value.  Authorized
       12,000,000 shares; 9,916,154 shares issued
       and outstanding                                   619,759        619,759        619,759
    Capital in excess of par value                       155,696        155,696        155,696
    Accumulated deficit                               (3,093,874)    (2,756,017)    (2,304,074)
                                                     -----------    -----------    -----------

              Total stockholders' deficit             (2,318,419)    (1,980,562)    (1,528,619)
                                                     -----------    -----------    -----------

Commitments and contingencies (notes 2 and 6)

                                                     $    80,549         36,346        241,402
                                                     ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

         Consolidated Statements of Operations and Accumulated Deficit

                                        NINE MONTHS ENDED
                                            DECEMBER 31,                  YEAR ENDED MARCH 31,
                                    --------------------------    -----------------------------------------
                                        1999           1998          1999           1998           1997
                                    -----------    -----------    -----------    -----------    -----------
                                                   (unaudited)
Revenue:
    Oil and gas sales (note 2)      $        --        127,152        127,152        425,094        943,895
    Other (note 6)                      420,551        358,105        505,985        315,844        301,757
                                    -----------    -----------    -----------    -----------    -----------

                                        420,551        485,257        633,137        740,938      1,245,652
                                    -----------    -----------    -----------    -----------    -----------

Costs and expenses:
    Interest and financing costs         93,876         75,101        101,282         90,567        116,117
    Exploration expenses                 10,082          5,443          9,382         31,392         13,464
    Amortization and depreciation            --        142,500        190,000        546,835        336,643
    General and administrative          663,939        567,133        814,268        616,559        734,477
                                    -----------    -----------    -----------    -----------    -----------

                                        767,897        790,177      1,114,932      1,285,353      1,200,701
                                    -----------    -----------    -----------    -----------    -----------

        (Loss) income before
           income taxes                (347,346)      (304,920)      (481,795)      (544,415)        44,951

Income tax benefit (expense)
    (note 4)                              9,489          6,139         29,852        322,092       (264,225)
                                    -----------    -----------    -----------    -----------    -----------

        Net loss                       (337,857)      (298,781)      (451,943)      (222,323)      (219,274)

Accumulated deficit at beginning
    of year                          (2,756,017)    (2,304,074)    (2,304,074)    (2,081,751)    (1,862,477)
                                    -----------    -----------    -----------    -----------    -----------

Accumulated deficit at end
    of year                         $(3,093,874)    (2,602,855)    (2,756,017)    (2,304,074)    (2,081,751)
                                    ===========    ===========    ===========    ===========    ===========

Loss per common share               $     (0.03)         (0.03)         (0.05)         (0.02)         (0.02)
                                    ===========    ===========    ===========    ===========    ===========

Weighted average number of
    common shares outstanding         9,916,154      9,916,154      9,916,154      9,916,154      9,916,154
                                    ===========    ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                      NINE MONTHS ENDED
                                                          DECEMBER 31,             YEAR ENDED MARCH 31,
                                                  -------------------------  -------------------------------------
                                                      1999          1998        1999         1998         1997
                                                  -----------   -----------  -----------  -----------  -----------
                                                                (unaudited)
Cash flows from operating activities:
   Net loss                                        $(337,857)    (298,781)    (451,943)    (222,323)    (219,274)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Amortization and depreciation                      --      142,500      190,000      546,835      336,643
       Deferred income tax benefit                    (9,489)     (57,000)     (80,713)    (492,130)    (113,333)
       Increase in accounts receivable and due
         from affiliates                                (905)      (2,959)        (778)      (3,304)      (2,007)
       (Increase) decrease in prepaid expenses
         and other assets                               (173)        (160)         570       (2,614)          72
       (Decrease) increase in accounts payable       (16,907)     (50,813)     (26,785)      22,571      (44,596)
       Increase in United Kingdom taxes payable,
         including accrued interest payable, and
         accrued expenses                            143,456      118,330      104,385       19,689       35,287
                                                   ---------    ---------    ---------    ---------    ---------

           Net cash used in operating activities    (221,875)    (148,883)    (265,264)    (131,276)      (7,208)
                                                   ---------    ---------    ---------    ---------    ---------

Cash flows from financing activities -
   borrowings from (repayments to) shareholder
     and affiliates, net                             265,000      140,000      250,000      (31,838)    (433,727)
                                                   ---------    ---------    ---------    ---------    ---------

           Net increase (decrease) in cash            43,125       (8,883)     (15,264)    (163,114)    (440,935)

Cash at beginning of year                             23,337       38,601       38,601      201,715      642,650
                                                   ---------    ---------    ---------    ---------    ---------

Cash at end of year                                $  66,462       29,718       23,337       38,601      201,715
                                                   =========    =========    =========    =========    =========

Interest paid                                      $   3,315           --           --       52,226       95,459
                                                   =========    =========    =========    =========    =========

Foreign income taxes paid                          $      --       26,430       26,430      178,000      369,467
                                                   =========    =========    =========    =========    =========


See accompanying notes to consolidated financial statements.

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 1999 and March 31, 1999 and 1998



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

       (b)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       (c)    OIL AND GAS PROPERTIES

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



                                       20                            (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 1999 and March 31, 1999 and 1998


              The rate of depreciation, depletion and amortization as a percentage of gross revenue (net of Greek income taxes) for Greece is as follows:

                                     NINE MONTHS ENDED
                                        DECEMBER 31,                            YEAR ENDED MARCH 31,
                              --------------------------------    --------------------------------------------------
                                  1999              1998              1999              1998              1997
                              --------------    --------------    --------------    --------------    --------------
                                                 (unaudited)
              Greece               0%                187%              249%              214%               59%

              Because the Company's interest in the offshore Greece oil and gas property was a net profit interest and not a working interest, the Company was only entitled to receive information regarding current monthly production quantities and net revenue. Consequently, certain reserve information regarding the operations of the property is unavailable to the Company (see note 7).

              The cost of undeveloped properties is excluded from amortization pending a determination of the existence of proved reserves. Such undeveloped properties are assessed periodically for impairment. The amount of impairment, if any, is added to the costs to be amortized. At December 31, 1999 and 1998 and March 31, 1999, 1998 and 1997, all capitalized costs were subject to amortization.

       (d)    INCOME TAXES

              Income taxes are provided for using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

       (e)    LOSS PER SHARE

              Loss per share is based on the weighted average number of common shares outstanding during the period.

       (f)    ESTIMATES

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



                                       21                            (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 1999 and March 31, 1999 and 1998



       (g)    RECLASSIFICATIONS

              Certain amounts for the year ended March 31, 1999 have been reclassified to conform to the nine months ended December 31, 1999 presentation.

(2)    OIL AND GAS SALES AND SUBSEQUENT EVENT

       Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement. The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. The working interest owner who has the contractual obligation to the Company for the 15% net profits interest asserted that the calculation of the amounts due to the Company should be based on the amended agreement with the Greek government. The Company disagreed with this interpretation and commenced a legal action in Canada seeking a declaration by the Ontario Court of Justice (General Division) in Toronto, Canada (the Court) that amounts due the Company attributable to its 15% net profits interest be calculated based on the terms of the license agreement before this amendment. In December 1996, the Company received notification that the Court had rendered a judgment in the Company's favor. The Court ordered the working interest owner to pay approximately $6,100,000 including interest to the Company for the period from January 1, 1993 through December 13, 1996 and to make payments to the Company subsequent to December 13, 1996 also based on the terms of the original license agreement. The Court also awarded court costs to the Company.

       The defendant subsequently filed a Notice of Appeal requesting that the judgment be set aside. The Appellate Court hearing before the Ontario Court of Appeal was held in June 1999. On December 16, 1999, the Company received notification that the Appellate Court had upheld the lower court's decision. At December 31, 1999, however, the defendant still had the option to apply for leave to further appeal to the Supreme Court of Canada. This option was effective until February 14, 2000, sixty days from the date of the December 16, 1999 decision. Therefore, at December, 31, 1999, the amounts due to the Company were not determinable and collectibility of the judgment was still questionable. Accordingly, no amounts have been recorded in the Company's financial statements for revenue relating to the Company's claim for amounts due under its net profits interest.

       Subsequent to December 31, 1999, the Company and the defendant reached an agreement whereby the defendant would pay the net profits interest as ordered by the Court. The Company received $8,614,789 and $15,868 on January 27, 2000 and February 9, 2000, respectively, from the defendant. This amount consisted of $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of Canadian withholding taxes).


                                       22                            (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 1999 and March 31, 1999 and 1998


       In December 1998, the Company was notified by the working interest owner that April 1, 1998 through March 31, 1999 would be the final year of production for the Prinos property. In the final year of production, the working interest owner is entitled to 100% cost recovery; consequently, the Company did not receive any net profits interest payments for this period. The revenue recorded for the year ended March 31, 1999 pertains to the period from January through March 1998 which had previously been withheld by the operator. Subsequently, it was determined that calendar year 1998 was the final year of production for the Prinos property.

       Effective March 31, 1999, the consortium operating the Greek properties has relinquished its license to operate the Prinos oil field in Greece. However, they have retained the exploration rights in the area of the Aegean Sea over which there has been an ongoing ownership dispute between Greece and Turkey. Should the dispute be resolved and the consortium drill and successfully develop any additional prospects, the Company would be entitled to once again receive its 15% net profits interest applicable to the working interest owner's share. However, as the Company considers this to be unlikely under current circumstances, the Company has fully depleted its investment in Greece.

(3)    NOTES PAYABLE TO SHAREHOLDER AND AFFILIATE

       Notes payable to shareholder and affiliate represents borrowings under agreements with IH, the Company's majority shareholder and its affiliates. In October 1998, the note was assigned to IH from NWO Resources, Inc., an affiliate of IH. In April 1999, an Extension Agreement was executed allowing the Company to draw additional amounts as needed for working capital up to $1,500,000. Interest continues to accrue at 8.25%. In addition, the Company was not required to make interest payments at December 31, 1999. Principal and accrued interest are, however, due upon demand by IH. In June 1999, the Company was notified that effective June 30, 1999, IH would no longer be able to provide financing pursuant to the line of credit arrangement. Instead, all future advances were to be provided by NWO pursuant to a new line of credit arrangement. Therefore, effective July 1, 1999, the Company signed a new promissory note to NWO which allowed the Company to draw amounts as needed for working capital up to $300,000. Advances under the NWO line of credit will accrue interest at 8.25%, with interest payments due monthly. Principal is due on March 31, 2000 or earlier, if such demand is made by NWO. If the Company is unable to repay either note upon demand for payment, principal and accrued interest shall bear interest at a rate of 12% per annum after such due date.

       On February 1, 2000, the Company repaid all principal and accrued interest balances outstanding to IH and NWO.



                                       23                            (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 1999 and March 31, 1999 and 1998



(4)    INCOME TAXES

       Income tax benefit (expense) consists of the following:

                             NINE MONTHS ENDED
                                DECEMBER 31,             YEAR ENDED MARCH 31,
                            -------------------    --------------------------------
                              1999       1998        1999        1998        1997
                            --------   --------    --------    --------    --------
                                     (unaudited)
Current:
  Foreign - Greece          $     --    (50,861)    (50,861)   (170,038)   (377,558)
                            --------   --------    --------    --------    --------

Deferred:
  Foreign - Greece                --     57,000      76,000     218,734     134,658
  U.S federal                  9,489         --       4,713     273,396     (21,325)
                            --------   --------    --------    --------    --------

     Total deferred
       income tax benefit
                               9,489     57,000      80,713     492,130     113,333
                            --------   --------    --------    --------    --------

     Total income tax
       benefit              $  9,489      6,139      29,852     322,092    (264,225)
                            ========   ========    ========    ========    ========

       The reconciliation between tax expense computed by multiplying pretax income by the U.S. federal statutory tax rate of 34% and the reported amount of income tax expense is as follows:

                             NINE MONTHS ENDED
                                DECEMBER 31,             YEAR ENDED MARCH 31,
                            -------------------    --------------------------------
                              1999       1998        1999        1998        1997
                            --------   --------    --------    --------    --------
                                     (unaudited)
Computed at U.S.
  statutory tax rate       $(118,098)  (103,673)   (163,810)   (185,101)     15,283
Increase in the valuation
  allowance                  122,948     89,473      99,039      64,980      26,924
Effect of Greek
  operations, including
  foreign tax credits             --      7,629       7,629      25,506      56,634
Adjustment of taxes
  provided in prior years
  and other, net             (14,339)       432      27,290    (227,477)    165,384
                           ---------   --------    --------    --------    --------

     Income tax benefit
       (expense)           $  (9,489)     6,139     (29,852)   (322,092)    264,225
                           =========   ========    ========    ========    ========

       Greek income taxes are withheld from oil and gas revenue payments to the Company. The effective Greek income tax rate applicable to the Company's 15% net profits interest was reduced from 50% to 40% effective January 1, 1993 with respect to the Prinos and Prinos North development areas. The 50% tax rate remains effective for areas outside the development area.


                                       24                            (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 1999 and March 31, 1999 and 1998


       At December 31, 1999 and March 31, 1999 and 1998, the Company's significant components deferred tax assets and liabilities are as follows:

                                                                   MARCH 31,
                                               DECEMBER 31,   -------------------
                                                   1999          1999       1998
                                               -----------    ---------   --------
Deferred tax assets:
   Net operating loss carryforwards             $197,350        86,000          --
   Oil and gas properties, principally due to
   differences in depreciation and depletion
   and impairment                                364,681       359,005     352,396
   Other                                         143,769       137,847     131,417
                                                --------      --------    --------

                                                 705,800       582,852     483,813

Valuation allowance                             (705,800)     (582,852)   (483,813)
                                                --------      --------    --------

Deferred liabilities:
   Greek oil and gas properties, principally
   due to differences in depreciation and
   depletion and impairment                           --            --     (76,000)
   Other                                         (12,533)      (22,022)    (26,735)
                                                --------      --------    --------

                                                 (12,533)      (22,022)   (102,735)
                                                --------      --------    --------

   Net deferred tax liabilities                 $ 12,533        22,022     102,735
                                                ========      ========    ========

       At December 31, 1999, the Company had net operating loss carryforwards of approximately $284,000. If not utilized, the tax net operating losses will expire in 2014.

(5)    COMMON STOCK

       The Company adopted an incentive plan in June 1976 which reserved 500,000 shares of common stock for stock options and 200,000 shares for stock grants to be awarded to Company officers, directors, and employees, including certain eligible consultants. At December 31, 1999, no stock options or grants were outstanding. At that date, 223,500 shares were available for future stock option awards and 115,626 shares were available for future stock grants.

(6)    RELATED PARTY TRANSACTIONS

       The Company provides management services under a cost sharing arrangement to Cordillera Corporation (Cordillera), the beneficial controlling shareholder of the Company, and to San Miguel Valley Corporation (SMVC), an affiliate of Cordillera, under agreements providing for payments to the Company based on costs for actual time and expenses incurred on Cordillera and SMVC activities. During the nine months ended December 31, 1999 and 1998, and the years ended March 31, 1999, 1998 and 1997 such fees amounted to approximately $417,000, $352,000, $486,000, $306,000 and
       $278,000, respectively, and have been included as other revenue in the accompanying consolidated statements of operations.


                                       25                            (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 1999 and March 31, 1999 and 1998



       The Company contributes for all qualified employees amounts for the defined contribution pension plan and 401(k) plan administered by Cordillera. Contributions to the pension plan are based on a percentage of employee compensation ranging from 6% to 11.7%. The Company is required to match employee contributions to the 401(k) plan to the extent of 6% of annual compensation. During the nine months ended December 31, 1999 and 1998, and the fiscal years ended March 31, 1999, 1998 and 1997 the Company recorded $54,351, $46,593, $65,830, $50,468 and $39,886, respectively, as pension expense under these plans.

       The Company leases 2,562 square feet of space in an office building owned by Sorrento West Properties, Inc., a company indirectly owned and controlled by an officer and director of the Company. Rent payments for the nine months ended December 31, 1999 and 1998, and the fiscal years ended March 31, 1999, 1998 and 1997 were $34,188, $34,674, $47,323,
       $42,380 and $29,463, respectively. Future minimum lease payments are $7,259 for fiscal year ended December 31, 2000.

(7)    SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES
       (UNAUDITED)

       The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, Disclosure about Oil and Gas Producing Activities, (SFAS No. 69).

       (a)    OIL AND GAS REVENUE

              Results of operations from oil and gas producing activities in Greece for the nine months ended December 31, 1999 and 1998, and the fiscal years ended March 31, 1999, 1998 and 1997 are as follows:


                             NINE MONTHS ENDED
                                DECEMBER 31,             YEAR ENDED MARCH 31,
                            -------------------    --------------------------------
                              1999       1998        1999        1998        1997
                            --------   --------    --------    --------    --------
                                      (unaudited)
Oil and gas sales                 --    127,152     127,152     425,094     943,895
Amortization and
   depreciation                   --   (142,500)   (190,000)   (546,835)   (336,643)
Greek income
   taxes paid                     --    (50,861)    (50,861)   (170,038)   (377,558)
                            --------   --------    --------    --------    --------

                                  --    (66,209)   (113,709)   (291,779)    229,694
                            ========   ========    ========    ========    ========

       The Company's gross revenues are burdened only by Greek income taxes. The Company had no production costs since its property interest was a net profit interest.


                                       26                            (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  December 31, 1999 and March 31, 1999 and 1998


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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the members of the Registrant's Board of Directors and its executive officers, and sets forth the position with the Registrant held by each:

NAME                                AGE              POSITION
----                                ---              --------
James Neal Blue                     64               Director; Chairman of the Board and Chief
                                                     Executive Officer of the Registrant

Charles N. Haas                     62               Director and President of the Registrant

John L. Redmond                     69               Director and Vice President, International
                                                     Exploration of the Registrant

Gene E. Burke, M.D.                 70               Director

Sidney H. Stires                    70               Director

Janet A. Holle                      48               Vice President/Secretary of the Registrant

Lori A. Brundage                    36               Treasurer and Chief Financial Officer of the
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

On August 11, 1998, an SEC Administrative Judge entered an order finding that Stires, O'Donnell & Company, Incorporated, ("Stires, O'Donnell") and Sidney H. Stires willfully violated, and willfully aided and abetted the violation by certain promoters, the antifraud provision of the Federal Securities laws. The Judge further found that Stires, O'Donnell failed to supervise its employees as required by Federal Securities law in connection with the proposed sale of non-existent Securities known as "Euro-GICs". A civil penalty of $300,000 was imposed on Stires, O'Donnell and a civil penalty of $100,000 was imposed on Mr. Stires. In addition, Mr. Stires was suspended from activity as a securities dealer for 90 days. Mr. Stires paid his fine and has served his suspension. On June 24, 1999, the Commission issued an Order reducing the $300,000 civil penalty to $150,000 and otherwise declaring the decision final.

Janet A. Holle. Ms. Holle has been an officer of the Registrant since 1987.

Lori A. Brundage. Ms. Brundage has been an officer of the Registrant since 1996. Since 1989, she had held the positions of Accounting Manager and Senior Accountant for the Denver Technological Center, a real estate development company in Denver, Colorado.

ITEM 10.  EXECUTIVE COMPENSATION

The following information summarizes compensation paid by Registrant to James N. Blue, Chief Executive Officer and Charles N. Haas, President.


                           SUMMARY COMPENSATION TABLE

                                                                                    Long Term Compensation
                                                                               ------------------------------------
                                              Annual Compensation                   Awards          Payout
                                    ---------------------------------------    ------------------------------------
(a)                    (b)             (c)            (d)          (e)            (f)           (g)          (h)           (i)

Name                                                             Other         Restricted
and                                                              Annual        Stock                        LTIP        All Other
Principal              Fiscal          Salary         Bonus      Compen-       Award(s)       Options/      Payouts     Compen-
Position              Year (1)          ($)            ($)       sation ($)    ($)            SARs (#)       ($)        sation ($)
-------------    -----------------  ---------         -----      ----------    ------------   --------     --------     ----------
James N. Blue    Transition Period  45,000(2)          --            --            --            --           --            --
Chairman of      1999               60,000(2)          --            --            --            --           --            --
the Board        1998               60,000(2)          --            --            --            --           --            --
and Chief        1997               60,000(2)          --            --            --            --           --            --
Executive
Officer


Charles N. Haas                     116,564(3)         --            --            --            --           --        16,495(3)(5)
President        Transition Period  157,586(3)         --            --            --            --           --        21,804(3)(5)
                 1999               157,956(3)     25,000            --            --            --           --        23,836(3)(5)
                 1998               158,086(3)           (4)         --            --            --           --        21,988(3)(5)
                 1997

(1) The Registrant changed its fiscal year to December 31 from March 31, effective December 31, 1999. Accordingly, fiscal years 1999, 1998 and 1997 refer to the 12 months ended March 31. The transition period refers to the nine months ended December 31, 1999.

(2)      Monthly officer's fee of $5,000.

(3) A portion of the salary and compensation paid to Mr. Haas has been reimbursed based on cost sharing arrangements with other companies. (see Item 12 "Certain Relationships and Related Transactions.")

(4) A $25,000 bonus originally awarded by the Board of Directors in 1983 was paid in August 1997.

(5) The Registrant is a participant in the Cordillera and Affiliated Companies' Money Purchase Pension Plan and 401(k) Plan, covering all qualified employees of the Registrant. The pension plan is a non-contributory defined contribution plan. Registrant contributions to this plan are based on 6% of total compensation not exceeding the limit established annually for the Federal Insurance Contribution Act (FICA) and 11.7% of compensation in excess of this limit up to a maximum of $160,000. Vesting begins after two years of service at a rate of 20% annually with full vesting subsequent to five years of service or upon retirement, death or permanent disability. The 401(k) plan provides for discretionary employee contribution of up to 10% of annual pre-tax earnings, subject to the maximum amount established annually under
         Section 401(k) of the Internal Revenue Code. The Registrant is required to match contributions to the extent of 6% of annual employee compensation. Employer contributions to the plan vest immediately.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 1, 2000 there were issued and outstanding 9,916,154 shares of Common Stock, which are the Registrant's only class of voting securities. Holders of Common Stock are entitled to one vote per share on each matter upon which shareholders may be entitled to vote.

The following table sets forth information regarding shares of Common Stock of the Registrant beneficially owned as of March 1, 2000 by: (i) each person known by the Registrant to beneficially own 5% or more of the outstanding Common Stock, (ii) each director, (iii) each person named in the summary compensation table and (iv) all officers and directors as a group.

                                                                                      Nature of             Percentage of
Names and Addresses of Officers,                            Amount of                 Beneficial               Voting
Directors and Principal Shareholders                       Common Stock               Ownership              Securities
------------------------------------                       ------------               ---------             --------------
Allen & Company                                              824,200               Sole voting and              8.3%
and various affiliates (1)                                                         investment power
711 Fifth Avenue
New York, NY 10022

International Hydrocarbons (2)                              4,912,178              Sole voting and              49.5%
c/o John E. Jones                                                                  investment power
5000 S. Quebec Street, Suite 450
Denver, CO 80237

International Cordillera Limited                             545,800               Sole voting and              5.5%
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

James N. Blue (3) (4)                                          None                      N/A                     N/A
5000 S. Quebec St., Suite 450
Denver, CO 80237

Charles N. Haas (3)                                            None                      N/A                     N/A
5000 S. Quebec St., Suite 450
Denver, CO 80237

Sidney H. Stires (3)                                          30,000                  As Trustee            less than 1%
12 East 44th Street
New York, NY 10017

Gene E. Burke, M.D. (3)                                        None                      N/A                     N/A
3555 Timmons, # 680
Houston, TX 77027

                                                                                      Nature of             Percentage of
Names and Addresses of Officers,                            Amount of                 Beneficial               Voting
Directors and Principal Shareholders                       Common Stock               Ownership              Securities
------------------------------------                       ------------               ---------             --------------
John L. Redmond (3)                                            None                      N/A                     N/A
5000 S. Quebec St., Suite 450
Denver, CO 80237

All Directors and Officers                                    30,000                                        less than 1%
 as a group (7 persons)

(1) The information regarding Common Stock owned by Allen & Company is based on the information contained in the Amendment No. 1 to Schedule 13D dated April 20, 1987 filed by the persons and entities identified below, which reports the following ownership of the Common Stock (not adjusted for the issuance of 6,001,000 shares of Common Stock pursuant to the Rights Offering):

Names                                                                  Common Shares        Percentages
-----                                                                  -------------        -----------
Allen & Company                                                          165,000                1.7%

American Diversified Enterprises, Inc.                                   232,500                2.3%

Herbert Anthony Allen,                                                    47,917                 .5%
  Susan Kathleen Wilson and Herbert
  Allen as Successor Trustees of Trust
  created by Herbert Allen pursuant to
  Agreement dated 12/1/64

Terry Allen Kramer and Irwin H. Kramer,                                   70,000                 .7%
  as Trustees U/A for Issuer of
  Terry Allen Kramer pursuant to
  Agreement dated 4/5/63

Toni Allen Goutal                                                         55,500                 .6%

Angela Frances Allen Kramer                                               43,700                 .4%

Nathaniel Charles Allen Kramer                                            56,000                 .6%

Bruce Allen                                                               20,000                 .2%

C. Robert Allen, IV                                                        5,000                 .1%

John Godwin Allen                                                          5,000                 .1%

Luke Andrew Allen                                                          5,000                 .1%

Thaddeus Mack Allen                                                        5,000                 .1%

Names                                                                  Common Shares          Percentages
-----                                                                  -------------          -----------
Evelyn Henry                                                              52,000                 .5%

Marjorie Bisgood                                                          59,500                 .6%

Bradley Roberts                                                            2,083                  *

       * Less than .1%

(2) International Hydrocarbons is a wholly-owned subsidiary of Ohio Gas Company which is a wholly-owned subsidiary of NWO. Mr. Blue is president and a director both of International Hydrocarbons and NWO. He is also president and a major stockholder of Cordillera Corporation ("Cordillera"), the major stockholder of NWO. Through Cordillera and affiliates, Mr. Blue beneficially holds approximately 11% of the common stock of IH.

(3)      Director of the Registrant

(4) Does not include shares owned by International Hydrocarbons. International Hydrocarbons is a wholly-owned subsidiary of Ohio Gas Company which is a wholly-owned subsidiary of NWO. Mr. Blue is president and a director of both International Hydrocarbons and NWO. He is also president and major stockholder of Cordillera, the major stockholder of NWO. Through Cordillera and affiliates, Mr. Blue beneficially holds approximately 11% of the common stock of IH.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INTERNATIONAL HYDROCARBONS AND NWO RESOURCES, INC. LINES OF CREDIT

As of December 31, 1999, the Registrant had lines of credit totaling $1,500,000 with IH, the Registrant's principal stockholder and $300,000 with NWO, an affiliate of IH. Both lines of credit were secured by the Registrant's Prinos Interest and any and all funds to be received under the Registrant's judgment against Denison. In October 1998, the $1,500,000 line of credit, initially with NWO, was transferred to IH. In April 1999, the Registrant executed an Extension Agreement whereby IH allowed the Registrant to draw up to $1,500,000 for general working capital purposes. In addition, the Registrant was not required to make monthly interest payments. Principal and accrued interest were due upon demand by IH. Effective June 30, 1999, the Registrant was notified that IH would no longer be able to provide financing pursuant to the $1,500,000 line of credit arrangement. Instead, all future advances were to be provided by NWO pursuant to a new line of credit. Therefore, effective July 1, 1999, the Registrant signed a new promissory note to NWO, which allowed the Registrant to draw amounts as needed for working capital up to $300,000. Interest payments to NWO are due monthly and principal is due on March 31, 2000 or earlier, if such demand is made by NWO. As of December 31, 1999, the outstanding loan balances were $1,202,636 and $155,000 to IH and NWO, respectively.

The Registrant paid off the outstanding principal and accrued interest balances of $1,202,636 and $180,381, respectively, to IH and the outstanding principal balance of $175,000 to NWO on February 1, 2000.

Cordillera is the major stockholder of NWO, an affiliated company of IH. Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, is president and a major stockholder of Cordillera. Through Cordillera and affiliates, Mr. Blue beneficially holds approximately 11% of the common stock of IH.

MANAGEMENT AGREEMENTS

The Registrant has a cost sharing arrangement under which it provides management services to Cordillera and to San Miguel Valley Corporation (SMVC), an affiliate of Cordillera, pursuant to agreements providing payments to the Registrant based on costs for actual time and expenses incurred on Cordillera and SMVC activities. For the nine months ended December 31, 1999 and 1998, and years ended March 31, 1999, 1998 and 1997 such fees amount to approximately $417,000, $352,000, $486,000, $306,000, and $278,000, respectively. Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, is president and a major stockholder of Cordillera.

OFFICER FEES

Mr. Blue receives officers' fees of $5,000 per month for his services as Chairman of the Board and Chief Executive Officer of the Registrant. Mr. Blue is president and a director of International Hydrocarbons, the Registrant's principal stockholder. He is also president and a major stockholder of Cordillera, the major stockholder of NWO. Through Cordillera and affiliates, Mr. Blue beneficially holds approximately 11% of the common stock of IH.

EMPLOYEE BENEFIT PLANS

Cordillera has a defined contribution pension plan and a 401(k) plan covering all qualified employees of the Registrant. Contributions to the pension plan are based on a percentage of employee compensation ranging from 6% to 11.7%. The Registrant is required to match employee 401(k) contributions to the extent of 6% of annual compensation. For the nine months ended December 31, 1999 and 1998, and the years ended March 31, 1999, 1998, and 1997, the Registrant recorded $54,351, $46,593, $65,830, $50,468 and $39,886, respectively, as pension and
401(k) expense under these plans. Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, is president and a major stockholder of Cordillera.

LEASE OF CORPORATE HEADQUARTERS

The Registrant leases 2,562 square feet of space in an office building located at 5000 South Quebec Street, Denver, Colorado. The building is owned by Sorrento West Properties, Inc., a company indirectly owned and controlled by Mr. Blue, the Chairman of the Board and Chief Executive Officer of the Registrant, and his family. Rent payments for the nine months ended December 31, 1999 and 1998, and years ended March 31, 1999, 1998 and 1997 were $34,188, $34,674, $47,323,
$42,380 and $29,463, respectively. These payments include adjustments for the Registrant's proportionate share of operating expenses. As the Registrant's current lease expires February 28, 2000, lease payments are estimated to be $7,259 for the year ended December 31, 2000. Effective March 1, 2000, the Registrant extended their current lease on a month to month basis at the rate of $3,629.50 per month. The Registrant believes that, with respect to the lease of its corporate headquarters, it obtained terms no less favorable than what could have been obtained from unrelated parties in arms-length transactions.

BONUS

In fiscal 1983, the Board of Directors authorized a bonus of $25,000 to the president of the Registrant, which was paid in August 1997.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial statements filed as part of this Report in Item 7 are as follows:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 1999, March 31, 1999 and
         1998

         Consolidated Statements of Operations and Accumulated Deficit - Nine months ended December 31, 1999 and 1998 and years ended March 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows - Nine months ended December 31, 1999 and 1998 and years ended March 31, 1999, 1998 and 1997

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

 Exhibit Number          Name of Exhibit                                    Location
 --------------          ---------------                                    --------
 3.1                     Articles of Incorporation                          Page 58 of Report on
                         (including all amendments)                         Form 10-K for year
                                                                            ended September 30, 1980

 3.2                     Bylaws (including all                              Page 15 of Form 8
                         amendments)                                        (Amendment No. 1 to
                                                                            10-K Report) dated
                                                                            June 1, 1982

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

Exhibit Number           Name of Exhibit                                    Location
--------------           ---------------                                    --------
10.24                    Second Addendum to                                 Page 42 of the Report
                         Office Building Lease                              on Form 10-KSB for the
                         dated March 1, 1997                                year ended March 31, 1997

10.25                    Extension Agreement                                Page 44 of the Report
                         with NWO Resources, Inc.                           on Form 10-KSB for the
                         dated March 10, 1996                               year ended March 31, 1997

10.26                    Extension Agreement                                Page 42 of the Report
                         with NWO Resources, Inc.                           on Form 10-KSB for the
                         dated February 13, 1998                            year ended March 31, 1998

10.27                    Management Agreement                               Page 14 of the Report
                         with San Miguel Valley                             on Form 10-QSB for the
                         Corporation dated                                  quarterly period ended
                         May 1, 1998                                        June 30, 1998

10.28                    Extension Agreement                                Page 40 of the Report
                         with International                                 on Form 10-KSB for the
                         Hydrocarbons dated                                 year ended March 31, 1999
                         April 5, 1999

10.29                    Promissory Note with                               Page 13 of the Report
                         NWO Resources, Inc. dated                          on Form 10-QSB for the
                         June 30, 1999                                      quarterly period ended
                                                                            June 30, 1999

10.30                    Security Agreement in                              Page 14 of the Report
                         favor of NWO Resources, Inc.                       on Form 10-QSB for the
                         dated June 30, 1999                                quarterly period ended
                                                                            June 30, 1999

27                       Financial Data Schedule

(b) No reports on Form 8-K were filed during the last quarter during the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         OCEANIC EXPLORATION COMPANY
                                                  (REGISTRANT)


                                         By       /s/ Charles N. Haas
                                           ------------------------------------
                                                    Charles N. Haas, President

                                         Dated      March 27, 2000
                                               --------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated, namely:

1.       By its principal executive officer.

Date:          March 27, 2000                           By         /s/ Charles N. Haas
     --------------------------------------------          ---------------------------------------
                                                                 Charles N. Haas, President

2.       And by its principal financial officer.


Date:          March 27, 2000                           By       /s/ Lori A. Brundage
     --------------------------------------------          ---------------------------------------
                                                                 Lori A. Brundage, Treasurer

3.       And by a majority of its board of directors.


Date:          March 27, 2000                           By       /s/ James N. Blue
     --------------------------------------------          ---------------------------------------
                                                                 James N. Blue, Director


Date:          March 27, 2000                           By       /s/ Charles N. Haas
     --------------------------------------------          ---------------------------------------
                                                                 Charles N. Haas, Director


Date:          March 27, 2000                           By       /s/ John L. Redmond
     --------------------------------------------          ---------------------------------------
                                                                 John L. Redmond, Director

2. Exhibits filed herewith are listed below and if not located in another previously filed registration statement or report, are attached to this Report at the pages set out below. The "Exhibit Number" below refers to the Exhibit Table in Item 601 of Regulation S-B.

                               INDEX TO EXHIBITS

Exhibit Number          Name of Exhibit                                    Location
--------------          ---------------                                    --------
     3.1                Articles of Incorporation                          Page 58 of Report on
                        (including all amendments)                         Form 10-K for year
                                                                           ended September 30, 1980

     3.2                Bylaws (including all                              Page 15 of Form 8
                        amendments)                                        (Amendment No. 1 to
                                                                           10-K Report) dated
                                                                           June 1, 1982

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

Exhibit Number           Name of Exhibit                                    Location
--------------           ---------------                                    --------
    10.24                Second Addendum to                                 Page 42 of the Report
                         Office Building Lease                              on Form 10-KSB for the
                         dated March 1, 1997                                year ended March 31, 1997

    10.25                Extension Agreement                                Page 44 of the Report
                         with NWO Resources, Inc.                           on Form 10-KSB for the
                         dated March 10, 1996                               year ended March 31, 1997

    10.26                Extension Agreement                                Page 42 of the Report
                         with NWO Resources, Inc.                           on Form 10-KSB for the
                         dated February 13, 1998                            year ended March 31, 1998

    10.27                Management Agreement                               Page 14 of the Report
                         with San Miguel Valley                             on Form 10-QSB for the
                         Corporation dated                                  quarterly period ended
                         May 1, 1998                                        June 30, 1998

    10.28                Extension Agreement                                Page 40 of the Report
                         with International                                 on Form 10-KSB for the
                         Hydrocarbons dated                                 year ended March 31, 1999
                         April 5, 1999

    10.29                Promissory Note with                               Page 13 of the Report
                         NWO Resources, Inc. dated                          on Form 10-QSB for the
                         June 30, 1999                                      quarterly period ended
                                                                            June 30, 1999

    10.30                Security Agreement in                              Page 14 of the Report
                         favor of NWO Resources, Inc.                       on Form 10-QSB for the
                         dated June 30, 1999                                quarterly period ended
                                                                            June 30, 1999

    27                   Financial Data Schedule

(b) No reports on Form 8-K were filed during the last quarter during the period covered by this Report.