Form 10QSB
period 2000-03-31
OCEANIC EXPLORATION CO
filed 2000-05-12
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____ to ____. Commission file number 0-6540.


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

Shares outstanding at                                   Common $.0625 Par Value
April 30, 2000
9,916,154

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



ASSETS

                                                   March 31, 2000  December 31, 1999
                                                   --------------  -----------------
Cash and cash equivalents (note 2)                  $  6,426,808           66,462
Receivables:
     Affiliates                                            6,454            8,662
     Other                                                 1,680            1,780
                                                    ------------     ------------
                                                           8,134           10,442
Prepaid expenses (note 3)                                 12,591            2,205
                                                    ------------     ------------
     Total current assets                              6,447,533           79,109
                                                    ------------     ------------
Oil and gas property interests, full-cost method
   of accounting  (note 2)                            39,000,000       39,000,000
Less accumulated amortization, depreciation
  and valuation allowance                            (39,000,000)     (39,000,000)
                                                    ------------     ------------
                                                              --               --
Furniture, fixtures and equipment (note 3)               136,914           23,413

Less accumulated depreciation                            (22,133)         (21,973)
                                                    ------------     ------------
                                                         114,781            1,440

Goodwill (note 3)                                        586,414               --
                                                    ------------     ------------
                                                    $  7,148,728           80,549
                                                    ============     ============

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                   (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                     March 31, 2000   December 31, 1999
                                                                     --------------   -----------------
Current liabilities:
  Note payable to shareholder (note 4)                               $           --         1,202,636
  Note payable to affiliate (note 4)                                             --           155,000
  Accounts payable                                                          213,484           162,131
  Accounts payable to affiliate                                              60,000            60,000
  United Kingdom taxes payable, including
     accrued interest                                                       504,894           507,249
  Accrued expenses                                                          152,780           299,419
                                                                     --------------    --------------

     Total current liabilities                                              931,158         2,386,435
Deferred income taxes                                                        12,533            12,533
                                                                     --------------    --------------
     Total liabilities                                                      943,691         2,398,968
                                                                     --------------    --------------
Stockholders' equity (deficit):
   Preferred stock, $10 par value. Authorized
     600,000 shares; none issued                                                 --                --
   Common stock, $.0625 par value. Authorized
     12,000,000 shares; 9,916,154 shares issued and
     outstanding                                                            619,759           619,759
   Capital in excess of par value                                           155,696           155,696
   Retained earnings (deficit)                                            5,429,582        (3,093,874)
                                                                     --------------    --------------
     Total stockholders' equity (deficit)                                 6,205,037        (2,318,419)
                                                                     --------------    --------------
Contingencies (note 2)
                                                                     $    7,148,728            80,549
                                                                     ==============    ==============


See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                       2000               1999
                                                   ------------       ------------
Revenues:
 Net profits interest proceeds (note 2)            $  6,739,342                 --
  Interest income                                     2,037,999                258
  Other                                                 258,904            147,622
                                                   ------------       ------------
                                                      9,036,245            147,880
                                                   ------------       ------------

Costs and expenses:
  Interest and financing costs                           14,914             26,181
  Exploration expenses                                    3,480              3,939
  Amortization and depreciation                             160             47,660
  General and administrative                            245,057            246,975
                                                   ------------       ------------
                                                        263,611            324,755
                                                   ------------       ------------
Income (loss) before income taxes                     8,772,634           (176,875)
Income tax (expense) benefit                           (249,178)            23,713
                                                   ------------       ------------
    Net income (loss)                              $  8,523,456           (153,162)
                                                   ============       ============
Basic and diluted income (loss) per
common share                                       $        .86               (.02)
                                                   ============       ============


See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                           2000               1999
                                                                       ------------       ------------
Cash flows from operating activities:
   Net income (loss)                                                   $  8,523,456           (153,162)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Amortization and depreciation                                            160             47,660
       Deferred income tax benefit                                               --            (23,713)
       Decrease in accounts receivable and due from affiliates                2,308              2,181
       Decrease in prepaid expenses and other assets                            612                570
       Increase in accounts payable and accounts payable
         to affiliate                                                        51,353             19,516
       (Decrease) increase in United Kingdom taxes payable,
         including accrued interest payable, and accrued expenses          (148,994)            (9,433)
                                                                       ------------       ------------
       Net cash provided by (used in) operating activities                8,428,895           (116,381)
Cash flows from investing activities:
    Purchase of operations and certain assets of Alliance                  (710,913)                --
Cash flows from financing activities:
   (Repayments to) advances from notes payable to shareholder
        and affiliate                                                    (1,357,636)           110,000
                                                                       ------------       ------------
        Net increase (decrease) in cash                                   6,360,346             (6,381)
                                                                       ------------       ------------
Cash at beginning of period                                                  66,462             29,718
                                                                       ------------       ------------
Cash at end of period                                                  $  6,426,808             23,337
                                                                       ============       ============


See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION

        The consolidated balance sheet as of December 31, 1999 which has been derived from audited statements and the unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made which are necessary for the fair presentation of the periods presented. The accounting policies of the Registrant are set forth in the financial statements and notes thereto and are included in the Registrant's latest annual report on Form 10-KSBT. It is suggested that these consolidated financial statements be read in conjunction with that document.

(2)     NET PROFITS INTEREST PROCEEDS

        Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement entered into in June 1975 (the "License Agreement"). The amendment provides for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. Denison Mines, Ltd. ("Denison"), the working interest owner having the contractual obligation to the Registrant for the 15% net profits interest, (also called "Prinos Interest" in some parts of this Report) asserted that the calculation of the amounts due to the Registrant should be based on the amended agreement with the Greek government. The Registrant disagreed with this interpretation and commenced a legal action in Canada seeking a declaration by the Ontario Court of Justice (General Division) in Toronto, Canada (the "Court") that amounts due the Registrant attributable to its 15% net profits interest be calculated based on the terms of the License Agreement before this amendment. In December 1996, the Registrant received notification that the Court had issued a judgment in its favor. Denison subsequently filed a Notice of Appeal requesting that the judgment be set aside. The hearing before the Ontario Court of Appeal was held in June 1999. On December 16, 1999, the Registrant received notification that the Appellate Court had upheld the lower court's decision. At December 31, 1999, however, Denison still had the option to apply for leave to further appeal to the Supreme Court of Canada. This option was effective until February 14, 2000, sixty days from the date of the December 16, 1999 decision. In January 2000, Denison and the Registrant reached agreement whereby Denison would pay the net profits interest as ordered by the Court. The Registrant received $8,614,789 and

$15,868 on January 27, 2000 and February 9, 2000, respectively, from Denison. These amounts consisted of $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of Canadian withholding taxes).

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

(3)     ALLIANCE ACQUISITION

        Effective March 31, 2000, the Registrant purchased the employment operations and certain assets of Alliance Services Associates, Inc., the wholly owned subsidiary of Alliance Staffing Associates, Inc. (collectively "Alliance") for $581,000. Alliance is an employment agency located in San Diego, California. The acquisition was accounted for using the purchase method of accounting. The purchase price, legal fees and other professional fees incurred have been allocated to the following assets:

Prepaid Expenses                                          $  10,998
Fixed Assets                                                113,501
Goodwill - Non Compete Agreements                           150,000
Goodwill - Other                                            436,414
                                                          ---------
                                                          $ 710,913
                                                          =========

The unaudited pro forma revenue, net income (loss) and income (loss) per common share for the three months ended March 31, 2000 and 1999, respectively, assuming the acquisition occurred on January 1, 1999 are as follows:

                                                                   Three Months Ended
                                                                       March 31,
                                                                 2000              1999
                                                             ------------      ------------
Revenue                                                      $  9,995,950         1,059,436
Net income (loss)                                               8,375,849          (358,329)

Basic and diluted income (loss) per common share             $        .84              (.04)


The above pro forma results are not necessarily indicative of the Registrant's results had the acquisition occurred on January 1, 1999.

(4)     NOTES PAYABLE TO SHAREHOLDER AND AFFILIATE

        Notes payable to shareholder and affiliate represented borrowings under agreements with International Hydrocarbons ("IH"), the Registrant's majority shareholder and its affiliate. In October 1998, the note was assigned to IH from NWO Resources, Inc. ("NWO"), an affiliate of IH. In April 1999, an Extension Agreement was executed allowing the Registrant to draw additional amounts as needed for working capital up to $1,500,000. Interest continued to accrue at 8.25%. In addition, the Registrant was not required to make interest payments at December 31, 1999. Principal and accrued interest were, however, due upon demand by IH. Effective June 30, 1999, the Registrant was notified that IH would no longer be able to provide financing pursuant to the line of credit arrangement. Instead, all future advances were to be provided by NWO pursuant to a new promissory note to NWO which allowed the Registrant to draw amounts needed for working capital up to $300,000. Advances under the NWO line of credit accrued interest at 8.25 %, with interest payable monthly. Principal was due on March 31, 2000 or earlier, if such demand was made by NWO. Both lines of credit were secured by the Registrant's 15% net profits interest in the offshore Greece oil and gas property and all proceeds from the pending litigation.

        After the Registrant received the funds in January 2000 from its litigation against Denison, the Registrant paid off the outstanding principal and accrued interest balances of $1,202,636 and $180,381, respectively, to IH and the outstanding principal balance of $175,000 to NWO on February 1, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Registrant's principal source of revenue has been from its Prinos Interest. The Registrant also receives revenues from sales of seismic data gathered in its oil and gas exploration and development activities and from administrative services. That revenue is sporadic and is not sufficient to fund the Registrant's ongoing operations. There have been no sales of seismic data during the three-month period ended March 31, 2000 or the nine-months ended December 31, 1999.

        As previously noted, net profits interest payments received by the Registrant for January 1, 1993 through December 31, 1997 applicable to the Prinos property have been the subject of litigation. In June 1994, the Registrant commenced legal action against Denison who has the contractual obligation to pay the net profits interest. The Registrant was seeking a declaration by the Court that amounts due the Registrant attributable to its interest be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. In September 1996, the lawsuit went to trial. In December 1996, the Registrant received notification that the Court had rendered a judgment in the Registrant's favor. The defendant subsequently filed a Notice of Appeal requesting that the judgment be set aside. The Appellate Court hearing before the Ontario Court of Appeal was held in June 1999. On December 16, 1999, the Registrant received notification that the Appellate Court had upheld the lower court's decision. At December 31, 1999, however, Denison still had the option to apply for leave to further appeal to the Supreme Court of Canada. This option was effective until February 14, 2000, sixty days from the date of the December 16, 1999 decision. In January 2000, Denison and the Registrant reached agreement whereby Denison would pay the net profits interest as ordered by the Court. The Registrant received $8,614,789 and $15,868 on January 27, 2000 and February 9, 2000, respectively, from Denison. These amounts consisted of $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of Canadian withholding taxes).

        As noted in an 8-K filed on April 14, 2000, the Registrant purchased the employment operations and certain assets of Alliance on March 31, 2000 for $581,000. The Registrant intends to use the assets purchased to continue the current operations of the employment placement service. As the Registrant was able to retain the key personnel of Alliance, it is anticipated that an investment in an aggressive marketing and advertising campaign will improve Alliance's current level of cash flow and profitability.

        When payments under the Prinos Interest were suspended in 1994, the Registrant funded its operations through draws against the line of credit initially established with NWO. In October 1998, this line of credit was assigned from NWO to IH, the Registrant's majority shareholder. In April 1999, the Registrant executed an Extension Agreement with IH allowing the Registrant to draw up to $1,500,000 as needed for working capital purposes. Under the terms of the Extension Agreement, the Registrant was not required to make any principal or interest payments as of December 31, 1999. However, all principal and accrued interest were due upon demand by IH. Effective June 30, 1999, the remaining balance under the IH line of credit was replaced with a new line of credit with NWO in which the Registrant is allowed to draw up to $300,000 for general working capital purposes. Interest payments to NWO calculated at the rate of 8.25% were due monthly and principal was due on March 31, 2000 or earlier, if such demand was made by NWO.

        After the Registrant received the funds from its litigation against Denison in January 2000, the Registrant paid off the outstanding principal and accrued interest balances of $1,202,636 and $180,381, respectively, to IH and the outstanding principal balance of $175,000 to NWO on February 1, 2000.

        The Registrant currently receives approximately $573,000 per year in connection with services it provides to Cordillera Corporation and San Miguel Valley Corporation pursuant to management agreements providing for payments to the Registrant based on costs for actual time and expenses incurred in activities conducted on behalf of those entities. The amounts received under the management agreements are costs relating to employee salaries and other operating expenses.

        The Registrant is also in the process of pursuing additional investment opportunities; however, no definitive plans have been made.

RESULTS OF OPERATIONS

        The Registrant reported net income of $8,523,456 and a net loss of $153,162 for the three month periods ending March 31, 2000 and 1999, respectively.

        The most significant factor in the fluctuation of net income between the periods is that the Registrant received $6,739,342 in revenue, net of Greek tax, pertaining to a judgment awarded in its favor relating to its net profits interest from January 1, 1993 through December 31, 1997. Interest and other income for the three months ended March 31, 2000 increased over that of the prior year primarily due to interest income and court costs awarded on the above mentioned judgment. Interest and financing costs for the three months ended March 31, 2000 have decreased from the prior year due to the repayment of notes payable to shareholder and affiliate using funds received from the judgment. For the three months ended March 31, 2000, amortization and depreciation expenses have decreased as the Registrant's major oil and gas producing property in Greece was fully depleted for book purposes as of March 31, 1999. General and administrative expenses have remained relatively stable between the two periods.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In June 1994, the Registrant commenced legal action against Denison seeking a declaration by the Court that amounts due the Registrant attributable to its net profits interest in certain oil and gas producing areas offshore Greece be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. On December 13, 1996, the Registrant received notification that the Ontario Court of Justice (General Division) in Toronto, Canada, had issued a judgment in its favor. Subsequently, Denison filed a Notice of Appeal. The hearing before the Ontario Court of Appeal was held in June 1999. On December 16, 1999, the Registrant received notification that the Appellate Court had upheld the lower court's decision. In January 2000, Denison and the Registrant reached agreement whereby Denison would pay the net profits interest as ordered by the Court. The Registrant received $8,614,789 and $15,868 on January 27, 2000 and February 9, 2000, respectively, from Denison.

        See the Registrant's Form 10-KSB for the fiscal year ended December 31, 1999, for a more detailed discussion of these legal proceedings.

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


   Exhibit Number                     Name of Exhibit                                    Location
   --------------                     ---------------                                    --------
       10.1                   Third Addendum to Office Building                  Page 13 of the signed
                              Lease dated March 1, 2000                          original of this report.

       10.2                   Management Agreement between                       Page 15 of this signed
                              the Registrant and Cordillera                      original of this report.
                              Corporation dated January 1, 2000

       10.3                   Management Agreement between                       Page 20 of this signed
                              the Registrant and San Miguel                      original of this report.
                              Valley Corporation dated
                              January 1, 2000

       27                     Financial Data Schedule for
                              2000 First Quarter 10-QSB.


        (b) Three reports on Form 8-K were filed during the quarter for which this Report is filed.

            On January 31, 2000, Form 8-K was filed reporting the funds received from Denison Mines, Ltd. in final settlement of the Registrant's lawsuit.

            On February 9, 2000, Form 8-K was filed which reported the change of the Registrant's fiscal year end from March 31 to December 31.

            On April 14, 2000, Form 8-K was filed which reported the purchase of the employment operations and certain assets of Alliance Services Associates, Inc., the wholly owned subsidiary of Alliance Staffing Associates, Inc., located in San Diego, California.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OCEANIC EXPLORATION COMPANY



Date:    May 10, 2000                    /s/ Charles N. Haas
      -------------------              -------------------------------------
                                       Charles N. Haas
                                       President



Date:    May 10, 2000                    /s/ Phylis Anderson
      -------------------              -------------------------------------
                                       Phylis Anderson
                                       Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX


   Exhibit Number                     Description
   --------------                     -----------
       10.1                   Third Addendum to Office Building
                              Lease dated March 1, 2000

       10.2                   Management Agreement between
                              the Registrant and Cordillera
                              Corporation dated January 1, 2000

       10.3                   Management Agreement between
                              the Registrant and San Miguel
                              Valley Corporation dated
                              January 1, 2000

       27                     Financial Data Schedule for
                              2000 First Quarter 10-QSB.