Form 10QSB
period 2000-06-30
OCEANIC EXPLORATION CO
filed 2000-08-11
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

Shares outstanding at                                   Common $.0625 Par Value
July 31, 2000
9,916,154

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS

                                                          June 30, 2000   December 31, 1999
                                                          ------------    -----------------
Cash and cash equivalents (note 2)                        $  5,981,836               66,462

Receivables:
     Trade                                                     289,273                   --
     Affiliates                                                  6,878                8,662
     Other                                                       5,563                1,780
                                                          ------------    -----------------
                                                               301,714               10,442

Prepaid expenses                                                13,573                2,205
                                                          ------------    -----------------

     Total current assets                                    6,297,123               79,109
                                                          ------------    -----------------

Oil and gas property interests, full-cost method
  of accounting (note 2)                                    39,000,000           39,000,000

Less accumulated amortization, depreciation
  and valuation allowance                                  (39,000,000)         (39,000,000)
                                                          ------------    -----------------

Furniture, fixtures and equipment                              127,063               23,413

Less accumulated depreciation                                  (29,874)             (21,973)
                                                          ------------    -----------------
                                                                97,189                1,440

Goodwill net of accumulated amortization of
  $23,005 (note 3)                                             547,188                   --
                                                          ------------    -----------------

                                                          $  6,941,500               80,549
                                                          ============    =================


                                                                     (Continued)

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                   (UNAUDITED)



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               June 30, 2000   December 31, 1999
                                                               -------------   -----------------
Current liabilities:
  Note payable to shareholder (note 4)                         $          --           1,202,636
  Note payable to affiliate (note 4)                                      --             155,000
  Accounts payable                                                   176,000             162,131
  Accounts payable to affiliate                                       60,000              60,000
  United Kingdom taxes payable,  including
     accrued interest                                                486,356             507,249
  Accrued expenses                                                   172,193             299,419
                                                               -------------   -----------------

     Total current liabilities                                       894,549           2,386,435
                                                               -------------   -----------------

Deferred income taxes                                                 12,533              12,533
                                                               -------------   -----------------

     Total liabilities                                               907,082           2,398,968
                                                               -------------   -----------------

Stockholders' equity (deficit):
   Preferred stock, $10 par value.  Authorized
     600,000 shares; none issued                                          --                  --
   Common stock, $.0625 par value.  Authorized
     12,000,000 shares; 9,916,154 shares issued and
     outstanding                                                     619,759             619,759
   Capital in excess of par value                                    155,696             155,696
   Retained earnings (deficit)                                     5,258,963          (3,093,874)
                                                               -------------   -----------------

     Total stockholders' equity (deficit)                          6,034,418          (2,318,419)
                                                               -------------   -----------------

Contingencies (note 2)
                                                               $   6,941,500              80,549
                                                               =============   =================



See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Six Months Ended               Three Months Ended
                                                      June 30,                       June 30,
                                              2000              1999           2000            1999
                                           ------------    ------------    ------------    ------------
Revenues:
  Net profits interest proceeds (note 2)   $  6,739,342              --              --              --
  Staffing revenue                              895,490              --         895,490              --
  Interest income                             2,125,118             483          87,119             225
  Other                                         423,497         289,087         164,593         141,465
                                           ------------    ------------    ------------    ------------
                                             10,183,447         289,570       1,147,202         141,690
                                           ------------    ------------    ------------    ------------

Costs and expenses:
  Interest and financing costs                   19,614          55,387           4,700          29,206
  Exploration expenses                            7,070           6,669           3,590           2,730
  Staffing direct costs                         740,677              --         740,677              --
  Amortization and depreciation                  30,906          47,820          30,746              --
  General and administrative                    784,601         458,521         539,544         211,706
                                           ------------    ------------    ------------    ------------
                                              1,582,868         568,397       1,319,257         243,642
                                           ------------    ------------    ------------    ------------

Income (loss) before income taxes             8,600,579        (278,827)       (172,055)       (101,952)

Income tax (expense) benefit                   (247,742)         23,713           1,436              --
                                           ------------    ------------    ------------    ------------

    Net income (loss)                      $  8,352,837        (255,114)       (170,619)       (101,952)
                                           ============    ============    ============    ============

Income (loss) per common share             $        .84            (.03)           (.02)           (.01)
                                           ============    ============    ============    ============



See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                 2000             1999
                                                                              -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                          $ 8,352,837       (255,114)

   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Amortization and depreciation                                               30,906         47,820
       Deferred income tax benefit                                                     --        (23,713)
       Increase in accounts receivable and due from affiliates                   (291,272)       (20,223)
       Increase in prepaid expenses and other assets                                 (370)        (3,338)
       Increase in accounts payable and accounts payable
         to affiliate                                                              13,869         19,533
       (Decrease) increase in United Kingdom taxes payable,
         including accrued interest payable, and accrued expenses                (148,119)        10,951
                                                                              -----------    -----------


       Net cash provided by (used in) operating activities                      7,957,851       (224,084)

Cash flows from investing activities:
    Purchase of operations and certain assets of Alliance                        (682,232)            --
    Purchase of fixed assets                                                       (2,609)            --
                                                                              -----------    -----------

    Net cash used in investing activities                                        (684,841)            --

Cash flows from financing activities:
   (Repayments to) advances from notes payable to shareholder
        and affiliate                                                          (1,357,636)       220,000
                                                                              -----------    -----------

        Net increase (decrease) in cash                                         5,915,374         (4,084)
                                                                              -----------    -----------

Cash at beginning of period                                                        66,462         29,718
                                                                              -----------    -----------

Cash at end of period                                                         $ 5,981,836         25,634
                                                                              ===========    ===========


See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(2)     NET PROFITS INTEREST PROCEEDS

        The Registrant has a contract with Denison Mines, Ltd., as working interest owner of the Greek properties, whereby the Registrant is entitled to receive 15% net profits interest on any successful development of the Greek properties. The calculation of net profits interest proceeds for the period January 1, 1993 through December 31, 1997 was a matter of disagreement between Denison and the Registrant. The Registrant was successful in a legal action that was commenced against Denison Mines in June 1994 and was completed in January 2000. The Registrant received $8,614,789 and $15,868 on January 27, 2000 and February 9, 2000, respectively, from Denison. These amounts consisted of $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of Canadian withholding taxes).

        Calendar year 1998 was the final year of production for the Prinos oil field in Greece. Under the terms of the consortium agreement with the Greek government, Denison is entitled to 100% cost recovery in the final year, therefore the Registrant did not receive any net profits interest payments subsequent to December 31, 1997. Effective March 31, 1999, the consortium operating the Greek properties relinquished its license to operate the Prinos oil field in Greece. However, the consortium retained its exploration rights in the remaining exploration area of the Aegean Sea, a portion of which has been subject to an ongoing ownership dispute between Greece and Turkey. Should the dispute be resolved and the consortium drill and successfully develop any additional prospects, the Registrant would be entitled to once again receive its 15% net profits interest, applicable to Denison's working interest.

(3)     ALLIANCE ACQUISITION

        Effective March 31, 2000, the Registrant purchased the employment operations and certain assets of Alliance Services Associates, Inc., the wholly owned subsidiary of Alliance Staffing Associates, Inc. (collectively "Alliance") for $581,000. Alliance is an employment agency located in San Diego, California. The acquisition was accounted for using the purchase method of accounting. Under this method, the excess of the purchase price over the net assets acquired is first allocated to adjust the recorded value of the tangible and identified intangible assets acquired to their fair market value, with any excess then recorded as goodwill. In the case of Alliance, the excess of the purchase price, plus legal and other professional fees incurred, over the net assets acquired, resulted in an increase in the recorded value of cash, prepaids and fixed assets in the amount of $34,373, $10,998 and $101,041, respectively, with the excess of $570,193 being recorded as goodwill.

        The unaudited pro forma revenue, net income (loss) and income (loss) per common share for the six months ended June 30, 2000 and 1999, respectively, assuming the acquisition occurred on January 1, 1999 are as follows:

                                                        Six Months Ended
                                                            June 30,
                                                      2000            1999
                                                   -----------     ---------
Revenue                                            $11,095,001     2,136,692
Net income (loss)                                    8,189,172      (572,191)

Basic and diluted income (loss) per common share   $       .83          (.06)

The above pro forma results are not necessarily indicative of the Registrant's results had the acquisition occurred on January 1, 1999.

(4)     NOTES PAYABLE TO SHAREHOLDER AND AFFILIATE

        Notes payable to shareholder and affiliate at December 31, 1999 represent borrowings under agreements with International Hydrocarbons ("IH"), the Registrant's majority shareholder and its affiliate, NWO Resources, Inc. ("NWO"). After the Registrant received the funds in January 2000 from its litigation against Denison, the Registrant paid off the outstanding principal and accrued interest balances of $1,202,636 and $180,381, respectively, to IH and the outstanding principal balance of $175,000 to NWO on February 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Registrant's principal source of revenue has been from its net profits interest in the Greek properties. The Registrant also receives revenues from sales of seismic data gathered in its oil and gas exploration and development activities and from management services. Sales of seismic data is sporadic and other revenue is insufficient to fund the Registrant's ongoing operations. There have been no sales of seismic data during the six-month period ended June 30, 2000 or the nine-month period ended December 31, 1999.

        As previously noted, net profits interest payments received by the Registrant for January 1, 1993 through December 31, 1997 applicable to the Greek property had been the subject of litigation that was completed in the Registrant's favor in January 2000. The Registrant received $8,614,789 and $15,868 on January 27, 2000 and February 9, 2000, respectively, from Denison. These amounts consisted of $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of Canadian withholding taxes).

        As noted in an 8-K filed on April 14, 2000, and an 8-K/A filed on June 30, 2000, the Registrant purchased the employment operations and certain assets of Alliance on March 31, 2000 for $581,000. As part of the acquisition, the Registrant entered into employment contracts with key management personnel and is using the acquired assets to continue providing employment placement services in the San Diego area. Although the Registrant anticipated an additional investment of approximately $400,000 to fund working capital requirements subsequent to the closing, only $300,000 was required. In June, Alliance began an aggressive five-month advertising and marketing campaign that is expected to increase sales along with attracting quality temporary staffing. The employment operations are currently averaging approximately $300,000 in sales each month.

        When payments under the Greek properties interest were suspended in 1994, the Registrant funded its operations through draws against lines of credit established with NWO and IH. After the Registrant received the funds from its litigation against Denison in January 2000, the Registrant paid off the outstanding principal and accrued interest balances of $1,202,636 and $180,381, respectively, to IH and the outstanding principal balance of $175,000 to NWO on February 1, 2000.

        The Registrant currently receives approximately $569,000 per year in connection with services it provides to Cordillera Corporation and San Miguel Valley Corporation pursuant to management agreements providing for payments to the Registrant based on costs for actual time and expenses incurred in activities conducted on behalf of those entities. The amounts received under the management agreements are based on costs relating to employee salaries and other operating expenses plus an additional fee of 5% of the total amount.

        The Registrant is also in the process of pursuing additional investment opportunities; however, no definitive plans have been made.

RESULTS OF OPERATIONS

        For the six months and the three months ended June 30, 2000 the Registrant reported net income of $8,352,837 and a net loss of $170,619, respectively, compared to a net loss of $255,114 and $101,952 for the six months and the three months ended June 30, 1999, respectively.

        Net profits interest proceeds reflect a 100% increase from a year ago when there was no related revenue. The Registrant received $6,739,342, net of Greek tax, pertaining to a judgment awarded in its favor relating to its net profits interest from January 1, 1993 through December 31, 1997.

        Staffing revenue for the six months and the three months ended June 30, 2000 of $895,490 is related to the acquisition of Alliance on March 31, 2000 and therefore there is no related revenue for the six months and the three months ended June 30, 1999.

        Interest income of $2,125,118 for the six months ended June 30, 2000 and $87,119 for the three months ended June 30, 2000 is a substantial increase over $483 and $225 for the respective periods in 1999. This is due to the payment of accrued interest on the above-mentioned judgment, along with interest earnings on the large cash balance that is currently being maintained.

        Other revenue for the six-month period ended June 30, 2000 increased 46% to $423,497 from $289,087 for the same period a year ago. As part of the aforementioned judgment, the Registrant received an additional amount of $106,237 relating to prior periods. Without the additional payment, other revenue, consisting primarily of management fee income, increased 10% for the period. For the three months ended June 30, 2000 other revenue of $164,593 was 16% higher than the same period a year ago.

        Interest and financing costs of $19,614 for the six months ended June 30, 2000 represents a decrease of 65% from the same period a year ago. This is attributable to the repayment of notes payable to shareholder and affiliate, on February 1, 2000, using funds received from the judgment.
This also accounts for the 84% decrease in interest and financing costs to $4,700 for the three months ended June 30, 2000 from $29,206 for the same three months in 1999.

        Exploration expenses have remained relatively consistent at $7,070 for the six months ended June 30, 2000 and $3,590 for the three months ended June 30, 2000 compared to $6,669 and $2,730 for the respective periods in 1999.

        Staffing direct costs of $740,677 for the six months and three months ended June 30, 2000 represent salaries and related payroll costs of the temporary employees of Alliance.

        Amortization and depreciation costs for the six months ended June 30, 2000 of $30,906 decreased 35% from $47,820 for the six months ended June 30, 1999. The Registrant's major oil and gas producing property in Greece was fully depleted for book purposes as of March 31, 1999. For the three months ended June 30, 1999, and for the three months and the six months ended June

30, 2000, depletion was zero. However, the Registrant had amortization costs of $23,005 and depreciation of $7,494 related to the acquisition of Alliance on March 31, 2000 during the six months and the three months ended June 20, 2000.

        For the six months and the three months ended June 30, 2000 general and administrative costs of $784,601 and $539,544, respectively, represent a significant increase over general and administrative costs of $458,521 and $211,706 for the respective periods in 1999. Approximately $250,000 is directly related to Alliance. Without Alliance costs, general and administrative costs increased 16% from a year ago. This increase is primarily due to increased audit fees and travel expenses related to the acquisition of Alliance.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The registrant filed an 8-K/A on June 14, 2000 that amended and supplemented the Form 8-K filed on April 14, 2000.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OCEANIC EXPLORATION COMPANY



Date: August 11, 2000                     /s/ Charles N. Haas
      -------------------------------     -------------------------------------
                                          Charles N. Haas
                                          President



Date: August 11, 2000                     /s/ Phylis Anderson
      -------------------------------     -------------------------------------
                                          Phylis Anderson
                                          Treasurer and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 27               Financial Data Schedule