Form 10QSB
period 2000-09-30
OCEANIC EXPLORATION CO
filed 2000-11-13
CIK 73759

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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

             7800 East Dorado Place, Suite 250, Englewood, CO 80111
                    (Address of principal executive offices)

                                 (303) 220-8330
                          (Issuer's Telephone number)

             5000 South Quebec Street, Suite 450, Denver, CO 80237 (Former name, former address and former fiscal year, if changed since last report)

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

Shares outstanding at                                  Common $.0625 Par Value
November 14, 2000
9,916,154

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


ASSETS

                                                    September 30, 2000       December 31, 1999
                                                    ------------------       -----------------
Cash and cash equivalents (note 2)                     $  5,594,344                   66,462

Receivables:
     Trade                                                  322,715                       --
     Affiliates                                              15,331                    8,662
     Other                                                    9,627                    1,780
                                                       ------------             ------------
                                                            347,673                   10,442

Prepaid expenses (note 3)                                   182,665                    2,205
                                                       ------------             ------------
     Total current assets                                 6,124,682                   79,109
                                                       ------------             ------------
Oil and gas proved property interests, full-cost
  method of accounting  (note 2)                         39,000,000               39,000,000
Oil and gas unproved property interests (note 3)             33,600                       --
                                                       ------------             ------------
                                                         39,033,600               39,000,000
Less accumulated amortization, depreciation
  and valuation allowance                               (39,000,000)             (39,000,000)
                                                       ------------             ------------
                                                             33,600                       --

Furniture, fixtures and equipment                           142,562                   23,413
Less accumulated depreciation                               (37,388)                 (21,973)
                                                       ------------             ------------
                                                            105,174                    1,440

Goodwill net of accumulated amortization of
  $46,010 (note 4)                                          524,183                       --
                                                       ------------             ------------
                                                       $  6,787,639                   80,549
                                                       ============             ============

                                                                   (Continued)

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                  (UNAUDITED)



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                        September 30, 2000  December 31, 1999
                                                        ------------------  -----------------
Current liabilities:
  Note payable to shareholder (note 5)                      $       --          1,202,636
  Note payable to affiliate (note 5)                                --            155,000
  Accounts payable                                             228,534            162,131
  Accounts payable to affiliate                                 60,000             60,000
  United Kingdom taxes payable, including
     accrued interest                                          477,536            507,249
  Accrued expenses                                             206,856            299,419
                                                            ----------         ----------
     Total current liabilities                                 972,926          2,386,435

Deferred income taxes                                           12,533             12,533
                                                            ----------         ----------
     Total liabilities                                         985,459          2,398,968
                                                            ----------         ----------
Stockholders' equity (deficit):
   Preferred stock, $10 par value. Authorized
     600,000 shares; none issued                                    --                 --
   Common stock, $.0625 par value. Authorized
     12,000,000 shares; 9,916,154 shares issued and
     outstanding                                               619,759            619,759
   Capital in excess of par value                              155,696            155,696
   Retained earnings (deficit)                               5,026,725         (3,093,874)
                                                            ----------         ----------
     Total stockholders' equity (deficit)                    5,802,180         (2,318,419)
                                                            ----------         ----------
Contingencies (note 2)
                                                            $6,787,639             80,549
                                                            ==========         ==========



          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                         Three Months Ended                      Nine Months Ended
                                                            September 30,                           September 30,
                                                    2000                  1999                2000                  1999
                                                 -----------          -----------          -----------          -----------
Revenues:
  Net profits interest proceeds (note 2)         $        --                   --            6,739,342                   --
  Staffing revenue                                   957,632                   --            1,853,122                   --
  Interest income                                     89,973                  496            2,215,091                  979
  Other                                              153,618              134,780              577,115              423,867
                                                 -----------          -----------          -----------          -----------
                                                   1,201,223              135,276           11,384,670              424,846
                                                 -----------          -----------          -----------          -----------
Costs and expenses:
  Interest and financing costs                         4,526               32,015               24,140               87,402
  Exploration expenses                                 3,015                3,026               10,085                9,695
  Staffing direct costs                              790,475                   --            1,531,152                   --
  Amortization and depreciation                       30,939                  160               61,845               47,980
  General and administrative                         597,726              239,097            1,382,327              697,618
                                                 -----------          -----------          -----------          -----------
                                                   1,426,681              274,298            3,009,549              842,695
                                                 -----------          -----------          -----------          -----------
Income (loss) before income taxes                   (225,458)            (139,022)           8,375,121             (417,849)

Income tax (expense) benefit                          (6,780)                  --             (254,522)              23,713
                                                 -----------          -----------          -----------          -----------
    Net income (loss)                            $  (232,238)            (139,022)           8,120,599             (394,136)
                                                 ===========          ===========          ===========          ===========
Income (loss) per common share                   $      (.02)                (.01)                 .82                 (.04)
                                                 ===========          ===========          ===========          ===========



          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                   2000                1999
                                                                               -----------          -----------
Cash flows from operating activities:
   Net income (loss)                                                           $ 8,120,599             (394,136)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Amortization and depreciation                                                61,845               47,980
       Loss on disposal of fixed assets                                              2,101                   --
       Deferred income tax benefit                                                      --              (23,713)
       (Increase) decrease in accounts receivable and due from
         affiliates                                                               (337,231)               5,171
       Increase in prepaid expenses and other assets                              (169,462)              (4,294)
       Increase in accounts payable and accounts payable
         to affiliate                                                               66,403                2,124
       (Decrease) increase in United Kingdom taxes payable,
         including accrued interest payable, and accrued expenses                 (122,276)              79,233
                                                                               -----------          -----------
       Net cash provided by (used in) operating activities                       7,621,979             (287,635)

Cash flows from investing activities:
    Purchase of operations and certain assets of Alliance                         (682,232)                  --
    Purchase of oil and gas property interests                                     (33,600)                  --
    Purchase of fixed assets                                                       (20,629)                  --
                                                                               -----------          -----------
    Net cash used in investing activities                                         (736,461)                  --

Cash flows from financing activities:
   (Repayments to) advances from notes payable to shareholder
        and affiliate                                                           (1,357,636)             290,000
                                                                               -----------          -----------
        Net increase (decrease) in cash                                          5,527,882                2,365
                                                                               -----------          -----------
Cash at beginning of period                                                         66,462               29,718
                                                                               -----------          -----------
Cash at end of period                                                          $ 5,594,344               32,083
                                                                               ===========          ===========



          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000



(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated balance sheet as of December 31, 1999 which has been derived from audited statements and the unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although Oceanic believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made which are necessary for the fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the December 1999 Form 10-KSB.

(2)     NET PROFITS INTEREST PROCEEDS

        Oceanic has a contract with Denison Mines, Ltd., as working interest owner of the Greek properties, whereby Oceanic is entitled to receive 15% net profits interest on any successful development of the Greek properties. The calculation of net profits interest proceeds for the period January 1, 1993 through December 31, 1997 was a matter of disagreement between Denison and Oceanic. Oceanic was successful in a legal action that was commenced against Denison Mines in June 1994 and was completed in January 2000. Oceanic received $8,614,789 and $15,868 on January 27, 2000 and February 9, 2000, respectively, from Denison. These amounts consisted of $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of Canadian withholding taxes).

        Calendar year 1998 was the final year of production for the Prinos oil field in Greece. Under the terms of the consortium agreement with the Greek government, Denison is entitled to 100% cost recovery in the final year, therefore Oceanic did not receive any net profits interest payments subsequent to December 31, 1997. Effective March 31, 1999, the consortium operating the Greek properties relinquished its license to operate the Prinos oil field in Greece. However, the consortium retained its exploration rights in the remaining exploration area of the Aegean Sea, a portion of which has been subject to an ongoing jurisdictional dispute between Greece and Turkey. Should the dispute be resolved and the consortium drill and successfully develop any additional prospects, Oceanic would be entitled to once again receive its 15% net profits interest, applicable to Denison's working interest.

(3)     OIL AND GAS PROPERTY

        On September 19, 2000, Oceanic entered into a Participation Agreement with Mariah Energy, LLC giving Oceanic a 75% working interest in certain oil and gas property in Finney County, Kansas at a cost of $33,600. The agreement also provided for participation in drilling of an obligation test well and accordingly Oceanic prepaid drilling costs of $142,061. These costs are included in prepaid expenses at September 30, 2000. The test well was drilled in October and determined to be a dry hole.

(4)     ALLIANCE ACQUISITION

        Effective March 31, 2000, Oceanic purchased the employment operations and certain assets of Alliance Services Associates, Inc., the wholly owned subsidiary of Alliance Staffing Associates, Inc. (collectively "Alliance") for $581,000. Alliance is an employment agency located in San Diego, California. The acquisition was accounted for using the purchase method of accounting. Under this method, the excess of the purchase price over the net assets acquired is first allocated to adjust the recorded value of the tangible and identified intangible assets acquired to their fair market value, with any excess then recorded as goodwill. In the case of Alliance, the excess of the purchase price, plus legal and other professional fees incurred, over the net assets acquired, resulted in an increase in the recorded value of cash, prepaids and fixed assets in the amount of $34,373, $10,998 and $101,041, respectively, with the excess of $570,193 being recorded as goodwill.

        The unaudited pro forma revenue, net income (loss) and income (loss) per common share for the nine months ended September 30, 2000 and 1999, respectively, assuming the acquisition occurred on January 1, 1999 are as follows:

                                                                         Nine Months Ended
                                                                           September 30,
                                                                  2000                     1999
                                                              ------------               ---------
   Revenue                                                    $ 12,296,224               3,296,848
   Net income (loss)                                             7,956,934                (835,131)

   Basic and diluted income (loss) per common share           $        .80                    (.08)


The above pro forma results are not necessarily indicative of results had the acquisition occurred on January 1, 1999.

(5)     NOTES PAYABLE TO SHAREHOLDER AND AFFILIATE

        Notes payable to shareholder and affiliate at December 31, 1999 represent borrowings under agreements with International Hydrocarbons ("IH"), Oceanic's majority shareholder and its affiliate, NWO Resources, Inc. ("NWO"). After Oceanic received the funds in January 2000 from its litigation against Denison, they paid off the outstanding principal and accrued interest balances of $1,202,636 and $180,381, respectively, to IH and the outstanding principal balance of $175,000 to NWO on February 1, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future oil and gas production estimates, repayment of debt, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected acquisition benefits, the volatility and level of oil and natural gas prices, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other such matters, many of which are beyond the control of the Company. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.


LIQUIDITY AND CAPITAL RESOURCES

        Oceanic's primary sources of liquidity are cash and cash equivalents on hand, cash provided by operating activities and debt financing provided by shareholder and affiliate, as necessary. Cash needs are for the acquisition, exploration and development of oil and gas properties, the operation of a temporary staffing agency and the payment of trade payables. Exploration and development programs and temporary staffing operations are being financed by internally generated cash flow and cash and cash equivalents on hand. The capital expenditure budget is continually reviewed and is a function of necessity and available cash flow.

        Cash Flow: Oceanic's net cash provided by operating activities of $7,621,979 for the nine months ended September 30, 2000 is a dramatic increase compared to net cash used in operating activities of $287,635 for the same period in 1999. As described in Note 2 of the Notes to Consolidated Financial Statements, Oceanic received $8,614,789 and $15,868 on January 27, 2000 and February 9, 2000, respectively, relating to net profits interest payments for January 1, 1993 through December 31, 1997, applicable to the Greek properties, that had been the subject of litigation. The increase in revenues was somewhat offset by an increase in accounts receivable due to the acquisition of Alliance, and an increase in prepaid expenses due to the pre-payment of drilling costs, as discussed in Note 3 of the Notes to the Consolidated Financial Statements.

        Included in operating cash flows is a net decrease of approximately $250,000 relating to operations of Alliance, the temporary employment agency that was acquired March 31, 2000. Revenue generated by the employment agency has averaged $309,000 per month since acquisition, however margins remain small mainly due to the highly competitive nature of the industry in San Diego. Alliance spent $75,000 during the quarter ended September 30, 2000 for an advertising and marketing campaign that has provided additional name recognition.

         Oceanic currently receives approximately $569,000 per year in connection with services provided to Cordillera Corporation and San Miguel Valley Corporation pursuant to management agreements. The amounts received under the agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee of 5% of the total amount.

         Net cash used in investing activities of $736,461 for the nine months ended September 30, 2000 is a 100% increase from the same period a year ago when there were no investing activities. This increase is primarily due to the acquisition of Alliance as described in Note 4 of the Notes to Consolidated Financial Statements. Additionally, Oceanic purchased a 75% interest in certain oil and gas property located in Kansas. The balance of capital expenditures was for office furniture and equipment.

         Net cash used in financing activities of $1,357,636 for the nine months ended September 30, 2000 is a substantial decrease from $290,000 provided by financing activities for the same period in 1999. When payments under the Greek properties interest were suspended in 1994, Oceanic funded its operations through draws against lines of credit established with NWO and IH. The Company paid off all outstanding principal and accrued interest after the funds from its litigation against Denison were received in January and February 2000.

         Oceanic had $5,594,344 in cash and cash equivalents and working capital of $5,151,757 as of September 30, 2000 compared with $66,462 in cash and cash equivalents and negative working capital as of December 31, 1999. The increase in cash and cash equivalents reflects unused net profits interest proceeds.

         Capital and Exploration Expenditures: The primary use of Oceanic's capital resources for the nine months ended September 30, 2000 has been the acquisition of the employment operations and certain assets of Alliance on March 31, 2000 for $581,000 cash, plus legal and professional fees of $135,605. During the same period in 1999 Oceanic did not have any capital expenditures.

         Oceanic is currently evaluating opportunities in the marketplace for oil and gas properties. Accordingly, they purchased a 75% interest in certain oil and gas property in Finney County, Kansas for $33,600. As described in Note 3 of Notes to Consolidated Financial Statements, an exploratory test well was drilled subsequent to September 30, 2000 at a cost of $142,061 that resulted in a dry hole.

         Oceanic is also actively seeking acquisitions of assets or companies that would afford opportunities in other areas but no definitive plans have been made.

RESULTS OF OPERATIONS


THREE-MONTH COMPARISON

         Total revenue for the three months ended September 30, 2000 was almost nine times higher than the same three months in 1999, however, the net loss was also greater, approximately 67% higher. The higher revenues are attributable to staffing revenue from the employment agency that did not exist in 1999 and higher interest revenue due to investment of proceeds from the successful settlement of the lawsuit against Denison Mines, Ltd.

         Revenue from the employment agency was more than offset by the direct costs of temporary employees, including payroll costs and workers compensation, along with selling costs and general and administrative costs. The employment agency sustained a pre-tax loss of $150,000 for the three months ended September 30, 2000.

         Amortization and depreciation expense for the three months ended September 30, 2000 is almost 100% higher than the same period a year ago due to the acquisition of Alliance. Fixed assets acquired, valued at $101,041, are being depreciated in addition to the amortization of goodwill that was recorded as a result of the purchase.

         Operating costs are expected to increase during the next three months. Oceanic was recently forced to relocate its corporate offices due to condemnation proceedings at the old location to allow for highway widening and light rail construction. Under the terms of the new office-building lease, dated September 1, 2000, monthly rent has increased from $3,630 to $7,485. Also, workers compensation costs for Alliance increased almost 150% effective September 1, 2000.


NINE-MONTH COMPARISON

        Total revenues of $11,384,670 for the nine months ended September 30, 2000 are a substantial increase over $424,846 reported a year ago. The revenue categories are analyzed as follows:

         Net Profits Interest Proceeds: Revenues reflect a 100% increase from 1999 when there was no related revenue. As previously discussed, Oceanic received $6,739,342, net of Greek tax, pertaining to a judgment awarded in its favor relating to net profits interest from January 1, 1993 through December 31, 1997.

         Staffing Revenue: Revenue is related to the employment agency that was acquired March 31, 2000 therefore there was no related revenue for the same period in 1999. Staffing revenue has averaged approximately $309,000 per month for the nine months ended September 30, 2000.

         Interest Income: Interest income increased substantially over the same nine months of 1999 due to the payment of accrued interest on the above-mentioned judgment, along with interest earnings on the large cash balance that is currently being maintained.

         Other Revenue: Overall, other revenue for the nine months ended September 30, 2000 was 36% higher than the same period in 1999. The major components of other revenue for the nine months ended September 30, 2000 were management fee income of $428,690 and receipt of $106,237 as part of the aforementioned judgment, that related to prior periods. There was a 5% increase in management fee income for the nine months ended September 30, 2000 compared to the same period in 1999.

         Certain expenses for the nine months ended September 30, 2000 were substantially different from the same period a year ago and are analyzed as follows:

         Interest and Financing Costs: These costs are 72% lower for the nine months ended September 30, 2000 than for the same period in 1999. This is attributable to the repayment of notes payable to shareholder and affiliate on February 1, 2000, using funds received from the judgment.

         Staffing Direct Costs: These costs represent salaries and related payroll costs, and workers compensation for the temporary employees of the employment agency that was acquired March 31, 2000, therefore, there are no corresponding costs for the nine months ended September 30, 1999.

         Amortization and Depreciation: Costs for the nine months ended September 30, 2000 are 29% higher than the same nine months of 1999. Also, the underlying assets are different. The main source of amortization and depreciation in 1999 was major oil and gas producing property in Greece. This property was fully depleted for book purposes as of March 31, 1999. The main sources of amortization and depreciation during 2000 relate to the acquisition of Alliance. Related fixed assets valued at $101,041 are being depreciated, in addition to the amortization of goodwill that was recorded as a result of the purchase.

         General and Administrative: Costs for the nine months ended September 30, 2000 are almost twice as high as during the same nine months of 1999. Costs associated with the employment agency were incurred in the amount of $573,439 during the nine months ended September 30, 2000. The balance of the increase is primarily due to increased professional service fees related to the acquisition of Alliance.

         The large increase in revenues, although somewhat offset by higher costs and expenses, has translated into net income of $8,120,599 compared to a net loss of $394,136 during the same period in 1999.

                          PART II - OTHER INFORMATION


 ITEM 1.    LEGAL PROCEEDINGS

         In June 1994, Oceanic commenced legal action against Denison seeking a declaration by the Court that amounts due Oceanic attributable to its net profits interest in certain oil and gas producing areas offshore Greece be calculated based on the terms of the License Agreement prior to a 1993 amendment agreed to by the consortium and the Greek government. On December 13, 1996, Oceanic received notification that the Ontario Court of Justice (General Division) in Toronto, Canada, had issued a judgment in its favor. Subsequently, Denison filed a Notice of Appeal. The hearing before the Ontario Court of Appeal was held in June 1999. On December 16, 1999, Oceanic received notification that the Appellate Court had upheld the lower court's decision. In January 2000, Denison and Oceanic reached agreement whereby Denison would pay the net profits interest as ordered by the Court. Oceanic received $8,614,789 and $15,868 on January 27, 2000 and February 9, 2000, respectively, from Denison.

           See Oceanic's Form 10-KSB for the fiscal year ended December 31, 1999, for a more detailed discussion of these legal proceedings.

 ITEM 2.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits filed herewith are listed below and attached to this Report. The "Exhibit Number" refers to the Exhibit Table in Item 601 of Regulation S-B.

               Exhibit Number     Name of Exhibit

                    10 Office Building Lease with Sorrento West Properties, Inc. dated September 1, 2000. The exhibits referred to in the agreement are omitted. Oceanic agrees to furnish supplementally a copy of any such exhibit to the Commission upon request.

                    27            Financial Data Schedule

      (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


                  In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OCEANIC EXPLORATION COMPANY



Date:  November 13, 2000                     /s/ Charles N. Haas
                                             ----------------------------
                                                 Charles N. Haas
                                                 President



Date:  November 13, 2000                     /s/ Phylis Anderson
                                             ----------------------------
                                                 Phylis Anderson
                                                 Treasurer and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER            DESCRIPTION
  ------            -----------
      10            Office Building Lease with Sorrento West
                    Properties, Inc. dated September 1, 2000.
                    The exhibits referred to in the agreement
                    are omitted. Oceanic agrees to furnish
                    supplementally a copy of any such exhibit
                    to the Commission upon request.

      27            Financial Data Schedule