Form 10KSB40
period 2000-12-31
OCEANIC EXPLORATION CO
filed 2001-03-30
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2000.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________to __________. Commission file number _________.

                           OCEANIC EXPLORATION COMPANY
                 (Name of small business issuer in its charter)

       DELAWARE                                             84-0591071
(State of Incorporation)                            (I.R.S. Employer Ident. No.)

          7800 East Dorado Place, Suite 250, Englewood, Colorado 80111
                                 (303) 220-8330
          (Address and telephone number of principal executive offices)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

        Title of class                      Name of exchange on which registered
COMMON STOCK ($.0625 PAR VALUE)                        NOT APPLICABLE

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Registrant's revenues for year ended December 31, 2000               $12,637,197

As of March 1, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $1,890,278.

As of March 1, 2001 the Registrant had outstanding 9,916,154 shares of common stock ($.0625 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to this Report appears on pages 35 through 37.

                                     PART 1


ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

Oceanic Exploration Company and its subsidiaries ("Oceanic", also called "the Company" in some parts of this report) have historically been engaged in the business of acquiring oil and gas concessions covering large blocks of acreage in all areas of the world. Subsequent to purchase, Oceanic conducts exploration activities thereon, including seismic and other geophysical evaluation, and exploratory drilling where appropriate. The Company was incorporated in 1969.

Oceanic conducts its operations directly or through wholly-owned subsidiaries. The term "concession" is used herein to mean exploration, development and production rights with respect to a specific area, which rights may be created by agreement with a government, governmental agency or corporation. When a discovery of oil or gas occurs, Oceanic will pursue the development of reserves and the production of oil or gas to the extent considered economically feasible. Farming out, or selling, a portion of the Company's interest in the discovery may finance development. Property interests are located in the North Aegean Sea, offshore Greece, in the East China Sea and in the Timor Gap, a strait that lies between East Timor and Australia.

Since 1994, Oceanic has not been able to participate in exploration and development in any of these areas for various reasons. (See Item 2,"Description of Property.")

Historically, the most significant source of revenue for Oceanic has been its 15% net profits interest in certain oil and gas producing properties offshore Greece (also called "Prinos Interest" in some parts of this report). Denison Mines, Ltd. ("Denison") had the contractual obligation to make payments to the Company under the Prinos Interest. In June 1994, Oceanic commenced an action against Denison claiming they had failed to pay the full amount due under an agreement dated August 30, 1976. The suit was settled in favor of Oceanic and on January 27, 2000 and February 9, 2000, respectively, the Company received $8,614,789 and $15,868. The payment consisted of $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of Canadian withholding taxes). For additional information, please refer to Item 2, Description of Property, and Item 3, Legal Proceedings.

Effective March 31, 2000, Oceanic purchased the employment operations and certain assets of Alliance Services Associates, Inc., the wholly-owned subsidiary of Alliance Staffing Associates, Inc. (collectively "Alliance") for $581,000. Alliance is an employment agency located in San Diego, California. The acquisition was accounted for using the purchase method of accounting. Under this method, the excess of the purchase price over the net assets acquired is first allocated to adjust the recorded value of the tangible and identified intangible assets acquired to their fair market value, with any excess then recorded as goodwill. In addition to the purchase price, Oceanic capitalized $135,605 in legal and other professional fees as part of acquisition costs. The value of cash, prepaid assets and fixed assets acquired was $34,373, $10,998 and $101,041, respectively, with the excess of $570,193 being recorded as goodwill.

On September 19, 2000, Oceanic entered into a Participation Agreement with Mariah Energy, LLC giving Oceanic a 75% working interest in certain oil and gas property in Finney County, Kansas at a cost of $33,600. The agreement provided for participation in the drilling and testing of an exploration test well to be spudded prior to December 15, 2000. The test well was drilled in October 2000 and determined to be a dry hole.

Oceanic has twenty permanent employees (eight in Colorado and 12 in California) plus 100 - 130 temporary employees in California. Certain employees of the Company also provide services to two related entities pursuant to management agreements. The amounts received under the agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee of 5% of the total amount. (See Item 12,"Certain Relationships and Related Transactions.")

During August 2000, the Company relocated its corporate offices to 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111. The move was necessary due to condemnation proceedings at its former location to allow for highway widening and light rail construction. Oceanic has retained its telephone number, (303) 220-8330.

MODE OF OPERATION

(a) OIL AND GAS

Oceanic has generally undertaken exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of, and any revenue from, a discovery. Such arrangements do not always equate the proportion of expenditures undertaken by a party with the share of revenues to be received by such party.

Concessions are usually obtained directly from a government or governmental agency. Oceanic then enters into an arrangement with other participants whereby Oceanic receives cash payments and has its share of exploration expenditures paid (either before or after being expended) in whole or in part by other participants.

Since inception, sales of partial interest in its concessions have been part of the Company's normal course of business and have provided funds for the acquisition of further concessions and for exploration of existing concessions.

In order to maintain its concessions in good standing, Oceanic is usually required to expend substantial sums for exploration and, in many instances, for surface rentals or other cash payments.

Additionally, the development of any discoveries made upon concessions in which Oceanic holds an interest generally involve the expenditure of substantial sums of money. The Company has, in the past, satisfied required expenditures on its concessions. Oceanic cannot be certain that its revenues in the future will be sufficient to satisfy expenditures required to be made on its concessions and continues to pursue other opportunities from alternative sources which would enhance our liquidity.

(b) EMPLOYMENT OPERATIONS

The operations of Alliance have continued under the guidance of management that existed at the time Alliance was acquired. The objective of the employment agency is to provide office and administrative personnel to companies in the San Diego area through temporary placement services, payrolling services, and direct placement services. The operations of Alliance lost approximately $360,000 during the nine months ended December 31, 2000 and have continued to lose money during January and February, 2001. Effective March 26, 2001, Maureen Sullivan will take over as president of Alliance, replacing Audrey B. Voyles. Ms. Sullivan brings over thirteen years of experience in human resources and the employment industry, ten of them in San Diego.

COMPETITION

(a) OIL AND GAS

The oil and gas industry is competitive, and Oceanic must compete with many long-established companies having far greater resources and operating experience. Furthermore, the demand for financing of oil and gas and mineral exploration and development programs substantially exceeds the available supply, and Oceanic competes for such financing with exploration and development companies of greater means than Oceanic.

(b) EMPLOYMENT OPERATIONS

The employment industry in San Diego is very competitive with several large national firms doing business in the area in addition to multiple local and regional firms. Alliance has developed and maintained a web site that is instrumental in keeping it competitive. Customers can post their job openings on the web site and also have immediate access to employee resumes online. Alliance utilizes a large number and variety of sources including job posting sites, referrals, trade associations, professional organizations, internet news groups, colleges, career centers, and job fairs to locate quality candidates.

Unemployment rates in San Diego are generally low, making it a challenge to find and retain employees. Applicants are able to enter their resumes online and check job postings on the Alliance web site. Also, Alliance provides certain employment benefits to temporary employees in order to attract and retain quality applicants.

ITEM 2. DESCRIPTION OF PROPERTY

Oceanic holds various interests in concessions or leases for oil and gas exploration that are described below. Oil and gas property interests as reflected in the accompanying financial statements include costs attributable only to the Greek interest. Costs of all other concessions or leases have been charged to expense.

GREECE

Previously, Oceanic's only significant source of revenue was its 15% net profits Prinos Interest. The Prinos Interest was payable to Oceanic by Denison from the proceeds of production of oil and gas from concession areas totaling approximately 430,000 acres in the North Aegean Sea, offshore Greece. "Development areas" for the Prinos Oil Field covering 23,390 gross acres and for the Kavala Gas Field covering 11,787 gross acres were defined by the Greek government and given "development status." The term of each "development" license is 26 years, with an automatic 10-year renewal. The remaining exploration area adjoining Prinos and South Kavala covers 153,316 acres and an exploration area east of the island of Thasos covers an additional 243,367 acres.

In 1992, the consortium operating the Prinos Oil Field, believing that the Greek operation was at its economic break-even point, commenced negotiations with senior Greek officials to obtain relief from the high level of government taxes and royalties. In 1993, an agreement was reached resulting in an amendment to the License Agreement which regulates the operation of the field. Denison, who has the contractual obligation to pay the Prinos Interest, asserted that the calculation of the amounts due Oceanic should be based on the amended 1993 agreement with the Greek government. The amended agreement provided for higher cost recoveries than the License Agreement before the 1993 amendment. If higher cost recoveries are used in calculating the amount due under the Prinos Interest, the amount will be significantly lower than the amount calculated under the License Agreement before the 1993 amendment. Oceanic disagreed with this interpretation and commenced legal action seeking a declaration by the Court that amounts due Oceanic attributable to its Prinos Interest be calculated based on the terms of the License Agreement before the 1993 amendment.

The trial began in September 1996. In December 1996, Oceanic received a favorable judgment from the Court. However, Denison filed a Notice of Appeal requesting that the judgment be set aside. The Appellate Court hearing before the Ontario Court of Appeal was held in June, 1999. On December 16, 1999, Oceanic received notification that the Appellate Court had upheld the lower court's decision. On January 27, 2000 and February 9, 2000, respectively, Oceanic received $8,614,789 and $15,868 from the defendant. This amount consisted of $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of Canadian withholding taxes).

In December 1998, Oceanic was notified by Denison that April 1, 1998 through March 31, 1999 would be the final year of production for the Prinos property. In the final year of production,

Denison is entitled to 100% cost recovery; consequently, Oceanic did not receive any net profits interest payments for this period. Subsequently, it was determined that calendar year 1998 was the final year of production for the Prinos property. Therefore, net profits interest payments to Oceanic were only payable through December 31, 1997. The Prinos oil field was shut in during November 1998 primarily because of lower oil prices and declining production.

Effective March 31, 1999, the consortium operating the Greek properties relinquished its license to operate the Prinos oil field in Greece. However, the termination of this license does not affect the extensive exploration area east of Thasos Island where no exploration is currently permitted due to territorial disputes between Greece and Turkey. This exploration area is believed to have excellent potential; however, it is impossible to determine at this time when exploration activities might be commenced in that area. Should the dispute be resolved and the consortium drill and successfully develop any additional prospects, Oceanic would be entitled to once again receive its 15% net profits interest, applicable to Denison's working interest.

REPUBLIC OF CHINA (TAIWAN)

Oceanic holds a 22.23% working interest in a concession located north of Taiwan in the East China Sea, covering 3,706,560 gross acres. The exploration license for this concession had a nominal term extending to 1979, requiring exploration activity and minimum expenditures. Preparations for initial exploratory drilling were suspended in 1977 under a claim of force majeure, pending resolution of a territorial dispute among the Republic of China (Taiwan), the Government of Japan and the People's Republic of China. The Chinese Petroleum Corporation (Taiwan) has agreed to suspend obligations under this concession until December 31, 2001.

During fiscal 1990, Oceanic entered into a farmout agreement with two United Kingdom companies conveying two-thirds of its original 66.67% interest in the concession.

Due to the uncertainty of sovereignty in the area, no immediate development expenditures, as required under the terms of the concession agreement, are anticipated.

In fiscal year 1994, Oceanic reported that the People's Republic of China was indicating its intention to open up adjacent concession areas for bidding and that a resolution to the sovereignty issues may result. No resolution of the sovereignty issues has occurred.

BOLIVIA

Beginning in 1992, Oceanic conducted a preliminary exploration study of a 10,500 square kilometer area located in the eastern part of the country near the Paraguayan border, pursuant to a work study program with Y.P.F.B., the government-controlled agency having responsibility for oil and gas exploration in Bolivia. Oceanic had preliminarily agreed to the terms of an operations contract pertaining to such area. In 1996, prior to reaching agreement with Y.P.F.B., the hydrocarbons law was changed to give the National Secretariat of Energy jurisdiction over oil and gas exploration.

Pursuant to the new law, the area was offered for competitive bidding during 1997. An Argentine company was awarded the bid and they began drilling in the area in September 1999. Efforts were unsuccessful and the well was plugged on January 6, 2000. Oceanic has decided not to pursue any further opportunities in this area.

TIMOR GAP

A wholly-owned subsidiary of Oceanic was granted an offshore concession to explore for and develop oil and gas in 1974 by Portugal. The concession covered approximately 14.8 million acres between East Timor and Australia in an area known as the "Timor Gap." At that time Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia's unlawful invasion and occupation of East Timor, Oceanic applied for and obtained Portugal's consent to a suspension of performance under the concession agreement based upon force majeure.

On December 11, 1989, Australia and Indonesia, ignoring Oceanic's rights under its concession from Portugal, signed the Timor Gap Treaty, purporting to create a joint zone of cooperation, whereby these two countries could control the exploration and development of hydrocarbons in an area over which both countries claimed rights. A portion of this area, designated as Zone A, falls largely within the area where Oceanic holds rights under its concession agreement with Portugal. The treaty created a Joint Authority that purported to enter into production sharing contracts with various companies who have carried out exploration activities and apparently in some instances made significant discoveries of hydrocarbons within the area covered by the Oceanic concession from Portugal.

On May 5, 1999, following an armed revolt by the East Timorese against Indonesia, Indonesia and Portugal signed an agreement entrusting the Secretary General of the United Nations ("UN") with organizing and conducting a vote on autonomy in East Timor. The people of East Timor voted for independence from Indonesia, and the UN initiated a transition of East Timorese independence under the authority of the United Nations Transitional Administration in East Timor.

Oceanic is investigating and evaluating with outside counsel whether, and against whom, Oceanic has claims relating to the frustration of performance of its concession with Portugal. Currently, the three possible legal approaches being considered are arbitration against Portugal, litigation against the Joint Authority and litigation against the Zone A production sharing contractors. A final decision as to the approach or approaches to be pursued has not as yet been made.

FINNEY COUNTY, KANSAS

Oceanic entered into a Participation Agreement with Mariah Energy, LLP that is effective for the period September 5, 2000 to December 31, 2001 unless terminated earlier. Under the terms of the agreement, Oceanic purchased a 75% working interest in certain oil and gas property in Finney County, Kansas, covering 1,280 net acres, for $33,600. Further, Oceanic agreed to participate in the drilling of an exploration test well. The test well was drilled in October 2000 and determined to be a dry hole. Drilling costs of $108,750 have been expensed. As of December 31, 2000, an impairment reserve was recorded for the full amount of this working interest, as the Company does not expect the related reserves will be proven.

ITEM 3. LEGAL PROCEEDINGS

In June 1994, Oceanic commenced an action in the Ontario Court (General Division), Canada, against Denison. Oceanic claimed that Denison had failed since January 1, 1993 to pay the Company the full amount of the Prinos Interest (including Prinos North) pursuant to an agreement dated August 30, 1976, which is to be calculated on the basis of the terms of the License Agreement.

The trial began on September 30, 1996 and was concluded two weeks later. On December 13, 1996, Oceanic received notification that the Court had issued a judgment in its favor. Specifically, the Court found that Denison is obligated to pay Oceanic its 15% net profits interest in accordance with the terms of the License Agreement prior to the 1993 amendment.

Subsequent to receiving the judgment from the Court, Denison filed a Notice of Appeal requesting that the judgment be set aside based on its belief that the trial judge erred in her interpretation of the respective contracts. The Appellate Court hearing before the Ontario Court of Appeal was held on June 14 and 15, 1999. Oceanic received notification on December 16, 1999, that the Appellate Court had upheld the lower court's decision.

On January 27, 2000 and February 9, 2000, respectively, Oceanic received $8,614,789 and $15,868 from the defendant. This amount consisted of $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of Canadian withholding taxes).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

Subject to the rights of holders of any series of Preferred Stock which may from time to time be issued, holders of Common Stock are entitled to one vote per share on matters acted upon at any shareholders' meeting, including the election of directors, and to dividends when, as and if declared by the board of directors out of funds legally available therefor. There is no cumulative voting and the Common Stock is not redeemable. In the event of any liquidation, dissolution or winding up of Oceanic, each holder of Common Stock is entitled to share ratably in all assets of Oceanic remaining after the payment of liabilities and any amounts required to be paid to holders of Preferred Stock, if any. Holders of Common Stock have no preemptive or conversion rights and are not subject to further calls or assessments by Oceanic. All shares of Common Stock now outstanding are and will be fully paid and non-assessable.

Oceanic's Common Stock is not currently listed on any exchange. However, it is quoted on the OTC Bulletin Board under the symbol OCEX.U.

Per the OTC Bulletin Board, the range of bid prices in Oceanic's Common Stock over the fiscal year ended December 31, 2000, and the nine months ended December 31, 1999 (which are not necessarily representative of actual transactions) are set out below.


                                Fiscal Year               Nine Month Period
                                   Ended                        Ended
Three Months                 December 31, 2000            December 31, 1999
   Ended                      High        Low              High        Low
------------                  ----        ---              ----        ---
March 31                       .30        .19               n/a        n/a

June 30                        .47        .28               .07        .06

September 30                   .44        .34               .10        .06

December 31                    .45        .34               .19        .06


Oceanic uses all available funds for working capital purposes and has never paid a dividend. Management does not anticipate paying dividends in the future. As of March 1, 2001, the number of record holders of Oceanic's common stock was 453.

PREFERRED STOCK

The board of directors of Oceanic, without further action by the stockholders, is authorized to issue the shares of Preferred Stock in one or more series and to determine the voting rights, preferences as to dividends, and the liquidation, conversion, redemption and other rights of each series. The issuance of a series with voting and conversion rights may adversely affect the voting power of the holders of Common Stock. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the shareholders. Oceanic has no present plans to issue any shares of Preferred Stock.

TRANSFER AGENT

Oceanic's Transfer Agent is Mellon Investor Services, 400 South Hope Street, Fourth Floor, Los Angeles, California 90071-3401.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information in this Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by words such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected acquisition benefits, the volatility and level of oil and natural gas prices, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other such matters, many of which are beyond the control of the Company. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The following discussion and analysis should be read in conjunction with Oceanic's Consolidated Financial Statements and Notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

Oceanic has historically addressed long-term liquidity needs for oil and gas exploration and development through the use of farmout agreements. Under such agreements, Oceanic sells a portion of its ownership interest in the concession to an outside party who is then responsible for the exploration activities. This is a strategy that Oceanic intends to continue in the event it becomes feasible to proceed with further exploration in any of the areas where the Company currently owns concessions.

Another source of long-term liquidity for Oceanic has been debt financing provided by shareholder and affiliate. When payments under the Prinos Interest were suspended in 1994, Oceanic funded its operations through draws against the line of credit initially established with NWO Resources, Inc. ("NWO"). At December 31, 1999, the Company had outstanding loan balances of $1,202,636 and $155,000 payable to International Hydrocarbons ("IH"), the Company's majority shareholder, and NWO, respectively. Oceanic paid off the outstanding principal and accrued interest balances of $1,202,636 and $180,381, respectively, to IH and the outstanding principal balance of $175,000 to NWO on February 1, 2000. No amounts were due to NWO or IH as of December 31, 2000.

The Company's short-term liquidity substantially improved early in 2000 when, as discussed in Item 2, Description of Property, Oceanic received $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of Canadian withholding taxes) from Denison. Approximately $716,000 of the proceeds was used for the acquisition of the employment operations and certain assets of Alliance that was effective March 31, 2000. The balance of funds received has been invested in Government Agency discount notes until such time as a suitable investment opportunity is brought into being.

Working Capital: The Company had a working capital surplus of $4,967,625 at December 31, 2000 compared to a working capital deficit at December 31, 1999 of $2,307,326. The improvement is due to receipt of funds from Denison offset by the repayment of debt to the shareholder and affiliate, as noted above.

Cash Flow: Cash provided by operating activities was $7,524,649 for the year ended December 31, 2000. The Company had experienced negative cash flows from operating activities since production of the Greek Prinos property was terminated in 1997. Cash used in operating activities was $221,875 for the nine months ended December 31, 1999. The improvement is due to receipt of funds from Denison, applicable to the Greek properties, that had been the subject of litigation.

Included in cash provided by operating activities for the year ended December 31, 2000 is a net decrease of approximately $543,000 relating to operations of Alliance, the temporary employment agency that was acquired March 31, 2000. A $360,000 net loss from operations was increased by adjustments to reconcile net loss to net cash used in operating activities of approximately $183,000, mainly due to an increase in accounts receivable. Revenue generated by the employment agency averaged $302,000 per month since acquisition, however margins remain small mainly due to the highly competitive nature of the industry in San Diego. Alliance spent $92,000 from July through November, 2000 on an intensive advertising and marketing campaign that has provided good name recognition. Other general and administrative expenses remain fairly constant despite the fact revenues are less than anticipated. As discussed in Item 1(b), Mode of Operation, the Company has replaced the president of Alliance.

Cash used in investing activities was $758,319 in 2000 compared to zero during the nine months ended December 31, 1999. The increase is primarily due to the acquisition of Alliance. Other expenditures were for a working interest in the Finney County, Kansas oil and gas property and for office furniture and equipment.

During 2000, Oceanic used $1,357,636 to repay its shareholder and affiliate debt. This is a substantial improvement from the nine months ended December 31, 1999 when the Company had net borrowings of $265,000. Prior to 2000, Oceanic was forced to use long-term debt to finance activities due to an operating cash flow deficit during this period.

Capital and Exploration Expenditures: During fiscal year 2000, Oceanic used $716,605 of the proceeds received from Denison for the acquisition of Alliance on March 31, 2000. The Company is currently evaluating opportunities in the marketplace for oil and gas properties. Accordingly, Oceanic purchased a 75% interest in some property in Finney County, Kansas for $33,600. As described in Item 2, Description of Property, an exploratory test well was drilled in October 2000 at a cost of $108,750 that resulted in a dry hole.

The Company is also actively seeking acquisitions of assets or companies that would afford opportunities in other areas but no definitive plans have been made.

RESULTS OF OPERATIONS

Total revenues of $12,637,197 for the twelve months ended December 31, 2000 are a substantial increase over total revenues for the nine months ended December 31, 1999 of $420,551. In order to compare twelve-month periods, the table below presents the primary components of income before taxes for the twelve months ended December 31, 2000 and unaudited numbers for the twelve months ended December 31, 1999. An analysis of the various categories follows the table.


                                    Twelve Months       Twelve Months
                                        Ended               Ended
                                  December 31, 2000   December 31, 1999
                                      (Audited)          (Unaudited)
                                  -----------------   -----------------
Revenue:
  Net profits interest proceeds   $       6,739,342                   0
  Staffing revenue                        2,721,012                   0
  Interest income                         2,300,281               1,434
  Other income                              876,562             566,997
Expenses:
  Interest and financing costs               29,181             120,057
  Exploration expense                       273,591              14,021
  Staffing direct costs                   2,245,683                   0
  Amortization and depreciation              94,535              48,140
  General and administrative              1,870,525             910,434

Net Profits Interest Proceeds: There were no comparable revenues in calendar year 1999. As previously discussed, during 2000, Oceanic received $6,739,342, net of Greek taxes, pertaining to a judgment awarded in its favor relating to net profits interest from January 1, 1993 through December 31, 1997.

Staffing Revenue: Revenue relates to the employment agency that was acquired March 31, 2000; therefore, there was no related revenue for the same period in 1999. Staffing revenue has averaged approximately $302,000 per month.

Interest Income: Interest income increased substantially during 2000 due to the receipt of accrued interest on the aforementioned judgment, along with interest earned on the cash balance maintained during 2000.

Other Revenue: Historically, other revenue is mainly composed of management fee revenue received pursuant to management agreements with two related entities. The amounts received under such agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee of 5% of the total amount. During the year ended December 31, 2000, other revenue also included $106,237 received as part of the Denison judgment that related to prior period expenses and $148,620 recorded as other revenue when the Company wrote off certain old accounts payable.

Interest and Financing Costs: Early in 2000 the Company paid off the notes payable to a shareholder and affiliate using funds received from the Denison judgment; therefore, interest costs were 75% less than in 1999.

Exploration Expense: Exploration costs in 2000 increased $259,570 over calendar year 1999. The increase was due to costs associated with drilling the test well in Finney County, Kansas and legal costs associated with exploring the legal issues surrounding our Timor Gap concession.

Staffing Direct Costs: These costs represent salaries and related payroll costs, and workers compensation for the temporary employees of the employment agency that was acquired March 31, 2000; therefore, there are no corresponding costs for the previous year.

Amortization and Depreciation: Costs for the year ended December 31, 2000 are approximately twice as high as during calendar year 1999. The reason for the fluctuation is a difference in the underlying assets. The main source of amortization and depreciation prior to March 31, 1999 was the oil and gas producing property in Greece. The property was fully depleted for book purposes as of March 31, 1999. The main sources of amortization and depreciation during 2000 relate to the assets of Alliance. Fixed assets, valued at $101,041 at acquisition, are being depreciated, in addition to the amortization of goodwill that was recorded as a result of the purchase.

General and Administrative: Costs for 2000 are approximately twice as high as during calendar year 1999. General and administrative costs associated with the employment agency amounted to $842,517 during 2000, whereas no such expenses were incurred in 1999. The balance of the increase is primarily due to increased professional fees related to the acquisition of Alliance.

Income Taxes: Oceanic has recorded income tax expense of $222,297 for the year ended December 31, 2000 compared to an income tax benefit of $9,489 for the nine months ended December 31, 1999. The difference is due primarily to receipt of net profits interest proceeds relating to settlement of litigation regarding the Greek Prinos Interest. See notes to the consolidated financial statements.

The large increase in revenues, although somewhat offset by higher costs and expenses, has translated into net income of $7,934,985 for the year ended December 31, 2000, compared to a net loss of $337,857 for the nine months ended December 31, 1999.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX                                                         PAGE
          Independent Auditors' Report                                          16

          Consolidated Balance Sheets                                           17

          Consolidated Statements of Operations
            and Retained Earnings (Accumulated Deficit)                         18

          Consolidated Statements of Cash Flows                                 19

          Notes to Consolidated Financial Statements                            20-27

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Oceanic Exploration Company:

We have audited the accompanying consolidated balance sheets of Oceanic Exploration Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and retained earnings (accumulated deficit) and cash flows for the year ended December 31, 2000 and the nine months ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly the financial position of Oceanic Exploration Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and the nine months ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

                                            KPMG LLP

Denver, Colorado
February 27, 2001

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                                ASSETS                                              2000              1999
                                                                                ------------      ------------

Cash and cash equivalents                                                       $  5,475,156            66,462
Accounts receivable trade                                                            271,147             1,780
Due from affiliates                                                                    6,113             8,662
Accounts receivable miscellaneous                                                     66,591                --
Prepaids and other                                                                    32,698             2,205
                                                                                ------------      ------------
             Total current assets                                                  5,851,705            79,109

Oil and gas property interests, full-cost
      method of accounting (notes 2, 3 and 6)                                     39,033,600        39,000,000
    Less accumulated amortization, depreciation and impairment allowance         (39,033,600)      (39,000,000)
                                                                                ------------      ------------
                                                                                          --                --

Furniture, fixtures and equipment                                                    161,019             1,440
    Less accumulated depreciation                                                    (44,649)
                                                                                ------------      ------------

                                                                                     116,370             1,440
                                                                                ------------      ------------

Goodwill, net of accumulated amortization of $69,014 (note 4)                        501,179                --
                                                                                ------------      ------------

                                                                                $  6,469,254            80,549
                                                                                ============      ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Note payable to shareholder (note 5)                                        $         --         1,202,636
    Note payable to affiliate (note 5)                                                    --           155,000
    Accounts payable                                                                 150,483           162,131
    Accounts payable to affiliates                                                    60,000            60,000
    United Kingdom taxes payable, including accrued interest                         488,323           507,249
    Accrued expenses                                                                 185,274           299,419
                                                                                ------------      ------------
             Total current liabilities                                               884,080         2,386,435

Deferred income taxes (note 6)                                                         2,208            12,533
                                                                                ------------      ------------
             Total liabilities                                                       886,288         2,398,968

Stockholders' equity (deficit) (note 7):
    Preferred stock, $10 par value.  Authorized 600,000 shares; none issued               --                --
    Common stock, $.0625 par value.  Authorized 12,000,000 shares;
      9,916,154 shares issued and outstanding                                        619,759           619,759
    Capital in excess of par value                                                   155,696           155,696
    Retained earnings (deficit)                                                    4,807,511        (3,093,874)
                                                                                ------------      ------------
             Total stockholders' equity (deficit)                                  5,582,966        (2,318,419)
                                                                                ------------      ------------

Commitments and contingencies (notes 2 and 8)

                                                                                $  6,469,254            80,549
                                                                                ============      ============

See accompanying notes to consolidated financial statements.

                        OCEANIC EXPLORATION COMPANY
                              AND SUBSIDIARIES

                 Consolidated Statements of Operations and
                   Retained Earnings (Accumulated Deficit)

                                                                             NINE MONTHS
                                                           YEAR ENDED           ENDED
                                                           DECEMBER 31,      DECEMBER 31,
                                                               2000              1999
                                                           ------------      ------------

Revenue:
    Net profit interest proceeds (note 2)                  $  6,739,342                --
    Staffing revenue (note 4)                                 2,721,012                --
    Interest income (note 2)                                  2,300,281                --
    Other (note 8)                                              876,562           420,551
                                                           ------------      ------------
                                                             12,637,197           420,551
                                                           ------------      ------------

Costs and expenses:
    Interest and financing costs                                 29,181            93,876
    Exploration expenses                                        273,591            10,082
    Staffing direct costs                                     2,245,683                --
    Amortization and depreciation                                94,535                --
    General and administrative                                1,870,525           663,939
                                                           ------------      ------------
                                                              4,513,515           767,897
                                                           ------------      ------------

            Income (loss) before income taxes                 8,123,682          (347,346)

Income tax benefit (expense) (note 6)                          (222,297)            9,489
                                                           ------------      ------------
            Net income (loss)                                 7,901,385          (337,857)

Accumulated deficit at beginning of year                     (3,093,874)       (2,756,017)
                                                           ------------      ------------
Retained earnings (accumulated deficit) at end of year     $  4,807,511        (3,093,874)
                                                           ============      ============
Earnings (loss) per common share                           $       0.80             (0.03)
                                                           ============      ============
Weighted average number of common shares outstanding          9,916,154         9,916,154
                                                           ============      ============

See accompanying notes to consolidated financial statements.

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                         NINE MONTHS
                                                                         YEAR ENDED         ENDED
                                                                         DECEMBER 31,    DECEMBER 31,
                                                                             2000            1999
                                                                         ------------    ------------

Cash flows from operating activities:
    Net income (loss)                                                    $ 7,901,385         (337,857)
    Adjustments to reconcile net income (loss) to cash
        provided by (used in) operating activities:
          Amortization and depreciation                                       94,535               --
          Impairment of oil and gas working interest                          33,600               --
          Loss on disposal of fixed assets                                     3,077               --
          Deferred income tax benefit                                        (10,325)          (9,489)
          Changes in operating assets and liabilities:
            Accounts receivable and due from affiliates                     (333,409)            (905)
            Prepaid expenses and other assets                                (19,495)            (173)
            Accounts payable                                                 (11,648)         (16,907)
            United Kingdom taxes payable, including accrued
               interest payable, and accrued expenses                       (133,071)         143,456
                                                                         -----------      -----------
                     Cash provided by (used in) operating activities       7,524,649         (221,875)
                                                                         -----------      -----------

Cash flows from investing activities:
    Purchase of operations and certain assets of Alliance                   (682,232)              --
    Purchase of oil and gas property interests                               (33,600)              --
    Purchases of fixed assets                                                (42,687)              --
    Sale of fixed assets                                                         200               --
                                                                         -----------      -----------
                    Cash used in investing activities                       (758,319)              --
                                                                         -----------      -----------

Cash flows from financing activities -
    borrowing from (repayments to) shareholder and affiliates, net        (1,357,636)         265,000
                                                                         -----------      -----------
                    Net increase in cash                                   5,408,694           43,125

Cash at beginning of year                                                     66,462           23,337
                                                                         -----------      -----------
Cash at end of year                                                      $ 5,475,156           66,462
                                                                         ===========      ===========
Interest paid                                                            $   106,789            3,315
                                                                         ===========      ===========
Cash paid for income taxes                                               $    89,000               --
                                                                         ===========      ===========

See accompanying notes to consolidated financial statements.

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  GENERAL

          Oceanic Exploration Company (the Company) was historically engaged in a worldwide search for oil and gas reserves. The Company's investment in oil and gas properties consists primarily of a non-operated net profit interest in proven reserves offshore Greece (the Prinos Property). Effective March 31, 1999, the Consortium operating the Greek property relinquished its license pertaining to the development area to the Greek government. Amounts paid to the Company for its net profits interest were remitted in U.S. dollars.

          Effective March 31, 2000, the Company purchased the employment operations and certain assets of Alliance Services Associates, Inc., the wholly-owned subsidiary of Alliance Staffing Associates, Inc. (collectively, Alliance) for $581,000. Alliance is an employment agency located in San Diego, California. The acquisition was accounted for using the purchase method of accounting.

          The Company also provides services to two related entities pursuant to management agreements. The amounts received under the agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee of 5% of the total amount.

     (b)  CHANGE IN FISCAL YEAR END

          The Company's Board of Directors approved a change in the Company's fiscal year end from March 31 to December 31, effective in 1999.

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

          Capitalized costs less related accumulated amortization may not exceed the sum of (1) the present value of future net revenue from estimated production, computed using current prices and costs and a discount rate of 10%; plus (2) the cost of producing properties not being amortized, if any; plus (3) the lower of cost or fair value of unproved properties included in

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          costs being amortized; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Any excess costs are recorded as additional depletion expense.

          The Company's offshore Greece oil and gas property interests represents a 15% net profit interest in such properties. The property was fully depleted for book purposes as of March 31, 1999.

          The cost of undeveloped properties is excluded from amortization pending a determination of the existence of proved reserves. Such undeveloped properties are assessed periodically for impairment. The amount of impairment, if any, is added to the costs to be amortized.

     (e)  INCOME TAXES

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

          Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulation, the amounts reported may be subjected to change at a later date upon final determination by the taxing authorities.

     (f)  EARNINGS (LOSS) PER SHARE

          Earnings (loss) per share is based on the weighted average number of common shares outstanding during the period.

     (g)  ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  NET PROFITS INTEREST PROCEEDS

     Effective January 1, 1993, the operator of the Greek properties negotiated an agreement with the Greek government which amended the original license agreement. The amendment provided for a sliding scale for calculating the operator's recoverable costs and expenses and for the calculation of the Greek royalty interest. The working interest owner who has the contractual obligation to the Company for the 15% net profits interest asserted that the calculation of the amounts due to the Company should be based on the amended agreement with the Greek government. The Company disagreed with this interpretation and commenced a legal action in Canada seeking a declaration by the Ontario Court of Justice (General Division) in Toronto, Canada (the Court) that amounts due the Company attributable to its 15% net profits interest be calculated based on the terms of the license

                                       21                            (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

     agreement before this amendment. In December 1996, the Company received notification that the Court had rendered a judgment in the Company's favor.

     The defendant subsequently filed a Notice of Appeal requesting that the judgment be set aside. The Appellate Court hearing before the Ontario Court of Appeal was held in June 1999. On December 16, 1999, the Company received notification that the Appellate Court had upheld the lower court's decision.

     On January 27, 2000 and February 9, 2000, the Company received $8,614,789 and $15,868, respectively, from the defendant. These amounts consisted of $6,739,342 (net of Greek taxes of $4,492,895) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of $197,007 of Canadian withholding taxes).

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

(3)  OIL AND GAS PROPERTY

     On September 19, 2000, the Company entered into a Participation Agreement with Mariah Energy, LLC giving the Company a 75% interest in potential oil and gas properties in Finney County, Kansas at a cost of $33,600. The agreement provided for participation in drilling an obligation test well to be spudded prior to December 15, 2000. The test well was drilled in October and determined to be a dry hole. Drilling costs of $108,750 have been expensed, as no reserves were discovered. As of December 31, 2000, an impairment reserve was recorded for the full amount of this working interest.

(4)  ALLIANCE ACQUISITION

     As noted in note 1(a), the Company recorded the acquisition of Alliance using the purchase method of accounting. Under this method, the excess of the purchase price over the net assets acquired is first allocated to adjust the recorded value of the tangible and identified intangible assets acquired to their fair market value. Any excess is then recorded as goodwill. The purchase price, legal fees and other professional fees incurred have been allocated as follows:

Cash                                       $ 34,373
Prepaid assets                               10,998
Fixed assets                                101,041
Goodwill                                    570,193
                                           --------
                                           $716,605
                                           ========

     The purchase price of $581,000 was paid to the shareholders of Alliance Staffing Associates, Inc., Karsten N. Blue and Linden P. Blue, who are the sons of James N. Blue, the Chairman of the Board and Chief Executive Officer of the Company.

                                       22                            (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

     Unaudited pro forma revenue, net income (loss) and income (loss) per common share for the years ended December 31, 2000 and 1999, respectively, assuming the acquisition occurred on January 1, 1999 are as follows:

                                                        2000            1999
                                                     -----------     -----------

Revenue                                              $13,548,751       4,416,253
Net income (loss)                                      7,737,720      (1,064,810)

Basic and diluted income (loss) per common share            0.78           (0.11)

     The above pro forma results are not necessarily indicative of results had the acquisition occurred on January 1, 1999.

(5)  NOTES PAYABLE TO SHAREHOLDER AND AFFILIATE

     Notes payable to shareholder and affiliate represents borrowings under agreements with International Hydrocarbons (IH), the Company's majority shareholder and NWO Resources, Inc. (NWO), its affiliate. At December 31, 1999, the outstanding note payable balance of $1,202,636 to IH accrued interest at 8.25% for a corresponding interest payable balance of $171,838. The Company was not required to make interest payments as of December 31, 1999; however, principal and accrued interest were due upon demand by IH. The December 31, 1999 note payable balance of $155,000 to NWO also accrued interest at 8.25%. However, interest payments to NWO were due monthly. Principal repayment was due on March 31, 2000 or earlier, if such demand was made by NWO. On February 1, 2000, the Company repaid all principal and accrued interest balances outstanding to IH and NWO using funds received from the net profits interest proceeds (note 2).

(6)  INCOME TAXES

     Income tax benefit (expense) consists of the following:

                                                                      NINE MONTHS
                                                    YEAR ENDED       ENDED DECEMBER
                                                DECEMBER 31, 2000       31, 1999
                                                -----------------    --------------

Current:
   Foreign - Canada                                 $(197,007)                 --
   U.S. federal                                       (35,615)                 --
                                                    ---------           ---------
             Total current income tax expense        (232,622)                 --
                                                    ---------           ---------

Deferred:
   Foreign - Greece                                        --                  --
   U.S federal                                         10,325               9,489
                                                    ---------           ---------
             Total deferred income tax benefit         10,325               9,489
                                                    ---------           ---------
             Total income tax benefit (expense)     $(222,297)              9,489
                                                    =========           =========

                                       23                            (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

     The reconciliation between tax expense computed by multiplying pretax income by the U.S. federal statutory tax rate of 34% and the reported amount of income tax expense is as follows:

                                                                                 NINE MONTHS
                                                               YEAR ENDED      ENDED DECEMBER
                                                            DECEMBER 31, 2000     31, 1999
                                                            -----------------  --------------

Computed at U.S. statutory tax rate                            $(2,762,052)          118,098
Decrease (increase) in the valuation allowance                     520,088          (122,948)
Foreign tax credits utilized, net                                2,019,667                --
Adjustment of taxes provided in prior years and other, net              --            14,339
                                                               -----------       -----------

           Income tax (expense) benefit                        $  (222,297)           (9,489)
                                                               ===========       ===========

     Greek income taxes are withheld from oil and gas revenue payments to the Company. The effective Greek income tax rate applicable to the Company's 15% net profits interest was reduced from 50% to 40% effective January 1, 1993 with respect to the Prinos and Prinos North development areas. The 50% tax rate remains effective for areas outside the development area.

     As discussed in note 2, the case against the working interest owner of the Greek properties was heard in Canadian courts. When the defendant and the Company came to an agreement in early 2000, Canadian income tax was withheld from accrued interest that was paid to the Company by the defendant. The Company is allowed to take a foreign tax credit for the amount withheld and submitted to Revenue Canada.

     At December 31, 2000 and 1999, significant components of deferred tax assets and liabilities (excluding unused foreign tax credits) are as follows:

                                                                    2000           1999
                                                                  ---------      ---------

Deferred tax assets:
    Net operating loss carryforwards                              $      --        197,350
    Oil and gas properties, principally due to differences in
       depreciation and depletion and impairment                    150,404        364,681
    Goodwill amortization                                            13,772             --
    Other                                                            21,536        143,769
                                                                  ---------      ---------
                                                                    185,712        705,800

Valuation allowance                                                (185,712)      (705,800)
                                                                  ---------      ---------

                                       24                            (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

                                                                          2000         1999
                                                                        --------      --------

Deferred liabilities:
    Greek oil and gas properties, principally due to differences in
       depreciation and depletion and impairment                        $     --            --
    Other                                                                 (2,208)      (12,533)
                                                                        --------      --------
                                                                          (2,208)      (12,533)
                                                                        --------      --------
    Net deferred tax liabilities                                        $ (2,208)      (12,533)
                                                                        ========      ========

     The deferred tax asset at December 31, 2000, for which a valuation allowance has been recorded, will be recognized when its realization is more likely than not.

(7)  COMMON STOCK

     The Company adopted an incentive plan in June 1976 which reserved 500,000 shares of common stock for stock options and 200,000 shares for stock grants to be awarded to Company officers, directors, and employees, including certain eligible consultants. At December 31, 2000, no stock options or grants were outstanding. At that date, 223,500 shares were available for future stock option awards and 115,626 shares were available for future stock grants.

(8)  RELATED PARTY TRANSACTIONS

     The Company provides management services to Cordillera Corporation (Cordillera), the beneficial controlling shareholder of the Company, and to San Miguel Valley Corporation (SMVC), an affiliate of Cordillera, under agreements providing for payments to the Company based on costs for actual time and expenses plus an additional fee of 5% of the total amount. During the year ended December 31, 2000 and the nine months ended December 31, 1999, such fees amounted to approximately $571,000 and $417,000, respectively, and have been included as other revenue in the accompanying consolidated statements of operations.

     The Company contributes for all qualified employees amounts for the defined contribution pension plan and 401(k) plan administered by Cordillera. Contributions to the pension plan are based on a percentage of employee compensation ranging from 6% to 11.7%. The Company is required to match employee contributions to the 401(k) plan to the extent of 6% of annual compensation. During the year ended December 31, 2000 and the nine months ended December 31, 1999, the Company recorded expense of $78,884 and $54,351, respectively, under these plans.

     Additionally, the Company has taken over as plan sponsor for the Alliance 401(k) plan that was established July 1, 1993. According to plan documents, employer contributions are discretionary. The Company did not record any expense under this plan, during the nine months ended December 31, 2000.


                                       25                            (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

     During August 2000, the Company relocated its corporate offices due to condemnation proceedings at the old location to allow for highway widening and light rail construction. The new office building is owned by Sorrento West Properties, Inc., a company indirectly owned and controlled by an officer and director of the Company. Under the terms of the new office building lease, dated September 1, 2000, the Company leases 4,990 square feet of space at a cost of $18.00 per square foot for the first 36 months rising to $18.50 per square foot for the next 24 months.

     Concurrent with the acquisition of Alliance at March 31, 2000, the Company took over an existing lease of office space in San Diego, California for the operations of Alliance. The Company leases 3,836 square feet of space at a cost of $15.00 per square foot from Corsam Development, an unrelated party, under a lease that will expire November 15, 2001.

     Rent payments for the year ended December 31, 2000 and the nine months ended December 31, 1999, were $102,168 and $34,188, respectively. Future minimum lease payments are as follows:

Year ended December 31,
    2001                                          $  140,168
    2002                                              89,820
    2003                                              90,652
    2004                                              92,315
    2005                                              61,543
                                                  ----------
                                                  $  474,498
                                                  ==========

(9)  SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES

     The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, Disclosure about Oil and Gas Producing Activities, (SFAS No. 69).

     (a)  DISCLOSURES ABOUT CAPITALIZED COSTS AND COSTS INCURRED

          Capitalized costs related to oil and gas producing activities are as follows:

                                                        DECEMBER 31,
                                              ------------------------------
                                                  2000              1999
                                              ------------      ------------
Unproved properties (domestic)                $     33,600      $         --
Proved properties (foreign)                     39,000,000        39,000,000
                                              ------------      ------------
Accumulated amortization depletion
  and impairment allowance                     (39,033,600)      (39,000,000)
                                              ------------      ------------
                                              $          0      $          0
                                              ============      ============

          Costs incurred in oil and gas producing activities for the periods ended December 31, 2000 and 1999 were approximately as follows:

                                      YEAR ENDED         NINE MONTHS ENDED
                                  DECEMBER 31, 2000      DECEMBER 31, 1999
                                  -----------------      -----------------
Exploration costs                      $273,591                $10,082
Impairment                               33,600                     --

     (b)  OIL AND GAS REVENUE

          Results of operations from oil and gas producing activities in Greece for the year ended December 31, 2000 and the nine months ended December 31, 1999 are as follows:

                                                                    NINE MONTHS
                                                     YEAR ENDED        ENDED
                                                     DECEMBER 31,   DECEMBER 31,
                                                        2000            1999
                                                     ------------   ------------

Net profits interest proceeds, net of Greek taxes     $6,739,342             --

                                       26                            (Continued)

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          The Company's gross revenues are burdened only by Greek income taxes. The Company had no production costs since its property interest was a net profit interest.

     (c)  INFORMATION REGARDING PROVED OIL AND GAS RESERVES

          The Company's interest in the oil and gas property offshore Greece consists of a contractual right to receive a 15% "net profits interest." Because the Company has a net profits interest and not a working interest in this property, the Company is only entitled to receive information regarding current monthly production quantities and net revenue. Consequently, certain information regarding the operations of the property is unavailable to the Company. Therefore, the Company is not in a position to estimate the potential future production and/or present value of future net revenues, if any, attributable to its Greek property.

(10) INFORMATION CONCERNING BUSINESS SEGMENTS

     During the nine months ended December 31, 1999, the Company operated in a single business segment, oil and gas exploration. As discussed in notes 1 and 4, the Company acquired Alliance effective March 31, 2000. Upon this acquisition, the Company began operating in two business segments, oil and gas exploration and employment operations. The Company's oil and gas exploration activities have generally consisted of exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of, and any revenue from, a discovery. The objective of the Company's employment operations is to provide office and administrative personnel to companies in the San Diego, California area through temporary placement services, payrolling services, and direct placement services.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see note 1). The Company evaluates its segments based on operating income of the respective divisions. As the Company operated in a single business segment during 1999, segment information is reported below only for the year ended December 31, 2000.

                                   OIL AND GAS
                                   EXPLORATION,
                                   INCLUDING         EMPLOYMENT
YEAR ENDED DECEMBER 31, 2000       CORPORATE         OPERATIONS         TOTAL
----------------------------       ------------      ----------         -----
Revenue                             $ 9,916,185       2,721,012      $12,637,197
Interest income                     $ 2,298,101           2,180        2,300,281
Income (loss) before taxes          $ 8,490,809        (367,127)       8,123,682
Total assets                        $ 5,482,979         986,275        6,469,254
Capital expenditures                $    67,811         690,708          758,519
Exploration expenses                $   273,591               0          273,591
Staffing direct costs               $         0       2,245,683        2,245,683
Amortization, depreciation
         and impairment             $    36,342          91,793          128,135

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position held with the Company for each member of Oceanic's board of directors and each executive officer:

NAME                                AGE              POSITION
----                                ---              --------
James Neal Blue                     65               Director, chairman of the board and chief
                                                     executive officer

Charles N. Haas                     63               Director and president

John L. Redmond                     70               Director and vice-president, International Exploration

Gene E. Burke, M.D.                 71               Director

Sidney H. Stires                    71               Director

Janet A. Holle                      49               Vice-president/secretary

Phylis J. Anderson                  51               Treasurer and chief financial officer

Directors hold the position until their respective successors are elected and qualified. The current directors, except for John L. Redmond, were elected in 1982 and no meeting of the stockholders has been held since that date. Mr. Redmond was appointed in 1994 by the remaining directors to fill a vacancy on the board of directors.

James N. Blue. Mr. Blue has been a director and officer of Oceanic since 1981. He is also chairman of General Atomics in San Diego, California and president of Cordillera Corporation in Denver, Colorado.

Charles N. Haas. Mr. Haas has been a director and officer of the Company since 1981.

John L. Redmond. Mr. Redmond has been a director of Oceanic since 1994. He has been vice-president, International Exploration, since 1990.

Gene E. Burke, M.D. Dr. Burke has been a director since 1972. He has been a physician in sole practice in Houston, Texas during that time.

Sidney H. Stires. Mr. Stires has been a director since 1980. During that time Mr. Stires has been the president of Stires , O'Donnell & Co., Inc., an investment banking company in New York, New York.

On August 11, 1998, an SEC Administrative Judge entered an order finding that Stires, O'Donnell & Company, Incorporated, ("Stires, O'Donnell") and Sidney H. Stires willfully violated, and willfully aided and abetted the violation by certain promoters, the antifraud provision of the Federal Securities laws. The Judge further found that Stires, O'Donnell failed to supervise its employees as required by Federal Securities law in connection with the proposed sale of non-existent securities known as "Euro-GICs". A civil penalty of $300,000 was imposed on Stires, O'Donnell and a civil penalty of $100,000 was imposed on Mr. Stires. In addition, Mr. Stires was suspended from activity as a securities dealer for 90 days. Mr. Stires paid the $100,000 civil penalty and has served his suspension. On June 24, 1999, the Commission issued an order reducing the $300,000 civil penalty to $150,000 and otherwise declaring the decision final.

Janet A. Holle.  Ms. Holle has been an officer of Oceanic since 1987.

Phylis J. Anderson. Ms. Anderson has been an officer of Oceanic since April 2000. Previously she was controller of jetCenters, Inc., an affiliate of Cordillera Corporation, for one year and in public accounting for four years before that.

ITEM 10. EXECUTIVE COMPENSATION

The following information summarizes compensation paid by Oceanic to James N. Blue, chairman of the board and chief executive officer, Charles N. Haas, president, and Audrey B. Voyles, president, Alliance Division.


                           SUMMARY COMPENSATION TABLE

                                                                                      Long Term Compensation
                                                                               ------------------------------------
                                                     Annual Compensation          Awards                    Payout
                                             --------------------------------  ------------------------------------
(a)                         (b)                (c)          (d)       (e)          (f)           (g)          (h)       (i)

Name                                                                 Other      Restricted
and                                                                  Annual       Stock                      LTIP    All Other
Principal                  Fiscal             Salary       Bonus     Compen-     Award(s)      Options/     Payouts   Compen-
Position                   Year(1)             ($)          ($)     sation($)      ($)         SARs(#)        ($)    sation($)
------------------         -------            ------       -----    ---------  ------------    --------     -------  ---------
James N. Blue,         2000                  60,000(2)       --        --           --            --           --       --
 chairman of           Transition Period     45,000(2)       --        --           --            --           --       --
 the board             1999                  60,000(2)       --        --           --            --           --       --
 and chief
 executive
 officer

Charles N. Haas,       2000                 175,000(3)      --         --           --            --           --     22,470(3)(4)
 president             Transition Period    116,564(3)      --         --           --            --           --     16,495(3)(4)
                       1999                 157,586(3)      --         --           --            --           --     21,804(3)(4)
Audrey B.
Voyles, president      2000                 116,918        --          --           --            --           --         --(5)
 Alliance Division

(1) Oceanic changed its fiscal year to December 31 from March 31, effective December 1999. Accordingly, fiscal year 1999 refers to the 12 months ended March 31, 1999. The transition period refers to the nine months ended December 31, 1999.

(2)      Monthly officer's fee of $5,000.

(3) A portion of the salary and compensation paid to Mr. Haas has been reimbursed based on cost sharing arrangements with other companies. (See Item 12, "Certain Relationships and Related Transactions.")

(4) Oceanic is a participant in the Cordillera and Affiliated Companies' Money Purchase Pension Plan and 401(k) Plan, covering all qualified employees of the Company. The pension plan is a non-contributory defined contribution plan. Company contributions to this plan are based on 6% of total compensation not exceeding the limit established annually for the Federal Insurance Contribution Act (FICA) and 11.7% of compensation in excess of this limit up to a maximum of $160,000. Vesting begins after two years of service at a rate of 20% annually with full vesting subsequent to five years of service or upon retirement, death or permanent disability. The 401(k) plan provides for discretionary employee contribution of up to 10% of annual pre-tax earnings, subject to the maximum amount established annually under
         Section 401(k) of the Internal Revenue Code. Oceanic is required to match contributions up to 6% of annual employee compensation. Employer contributions to the plan vest immediately.

(5) Ms. Voyles is covered by a separate 401(k) plan that was established for Alliance employees prior to Oceanic's acquisition of Alliance.

Members of the board of directors who are not employees of Oceanic or any of its affiliates receive directors' fees of $500 per month. Members of the board of directors who are employees do not receive directors' fees. Mr. Blue receives a monthly fee of $5,000 for services as an officer of the Company.

At December 31, 2000, Oceanic had two material employment contracts as follows:

Audrey B. Voyles: Oceanic entered into an employment contract with Audrey B. Voyles on March 31, 2000, coincident with the acquisition of Alliance. The term of the contract is for three years, ending March 31, 2003. A copy of the employment agreement was included with Oceanic's Form 8-K that was filed April 12, 2000. Please refer to Exhibit 10-1 of that report. Under the terms of the agreement, Ms. Voyles is to be paid a base salary of $160,000 per year to perform the duties and responsibilities of president of the Alliance Division. In the event employment is terminated before the contract expires, the employee is entitled to sixty (60) days written notice and six (6) months severance pay, unless terminated for cause.

Ms. Voyles was given notice of termination on March 26, 2001. Accordingly, the Company intends to honor the terms of her employment contract.

Maureen Sullivan: Oceanic entered into an employment agreement with Ms. Sullivan dated December 22, 2000 that is effective January 1, 2001 for a period of three years. Ms. Sullivan took over as president of the Alliance Division on March 26, 2001. Under the terms of the agreement, Ms. Sullivan will receive a base salary of $150,000 plus a bonus based initially on improvement in net loss and subsequently on a percentage of net income. (A copy of the employment agreement is attached to this 10-KSB as Exhibit 10.16.)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 1, 2001 there were issued and outstanding 9,916,154 shares of Common Stock, which is the Company's only class of voting securities. Holders of Common Stock are entitled to one vote per share on each matter upon which shareholders may be entitled to vote.

The following table sets forth information regarding shares of Common Stock of Oceanic beneficially owned as of March 1, 2001 by: (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table and (iv) all officers and directors as a group.

                                                                                      Nature of             Percentage of
Names and Addresses of Officers,                            Amount of                 Beneficial                Voting
Directors and Principal Shareholders                       Common Stock               Ownership               Securities
------------------------------------                       ------------               ---------               ----------
Allen & Company                                              824,200               Sole voting and              8.3 %
and various affiliates(1)                                                          investment power
711 Fifth Avenue
New York, NY 10022

International Hydrocarbons(2)                               4,912,178              Sole voting and              49.5 %
c/o John E. Jones                                                                  investment power
7800 E. Dorado Place, Suite 250
Englewood, CO 80111

International Cordillera Limited                             545,800               Sole voting and              5.5 %
c/o WITC                                                                           investment power
8082 S. Niagara Way
Englewood, CO 80112

James N. Blue(3)(4)                                            None                      N/A                     N/A
7800 E. Dorado Place, Suite 250
Englewood, CO 80111

Charles N. Haas(3)                                            None                       N/A                     N/A
7800 E. Dorado Place, Suite 250
Englewood, CO 80111

Sidney H. Stires(3)                                           30,000                  As Trustee            less than 1 %
12 East 44th Street
New York, NY 10017

Gene E. Burke, M.D.(3)                                         None                      N/A                     N/A
3555 Timmons, # 660
Houston, TX 77027

John L. Redmond(3)                                             None                      N/A                     N/A
7800 E. Dorado Place, Suite 250
Englewood, CO 80111

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

(3)      Director of Oceanic

(4)      Does not include shares owned by International Hydrocarbons. Refer to
         (2) above for further discussion.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INTERNATIONAL HYDROCARBONS AND NWO RESOURCES, INC. LINES OF CREDIT

At December 31, 1999, Oceanic had lines of credit totaling $1,500,000 with IH, the Company's principal stockholder and $300,000 with NWO, an affiliate of IH. Both lines of credit were secured by Oceanic's Prinos Interest and any and all funds to be received under the Company's judgment against Denison. As of December 31, 1999, the outstanding loan balances were $1,202,636 and $155,000 to IH and NWO, respectively.

Oceanic paid off the outstanding principal and accrued interest balances of $1,202,636 and $180,381, respectively, to IH and the outstanding principal balance of $175,000 to NWO on February 1, 2000.

Cordillera is the major stockholder of NWO, an affiliated company of IH. Mr. Blue, chairman of the board and chief executive officer of Oceanic, is the president and a major stockholder of Cordillera. Through Cordillera and affiliates, Mr. Blue beneficially holds approximately 11% of the common stock of IH.

MANAGEMENT AGREEMENTS

Oceanic provides services to Cordillera and to San Miguel Valley Corporation, an affiliate of Cordillera, pursuant to management agreements. Amounts received under the agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee of 5% of the total amount. During the year ended December 31, 2000 and the nine months ended December 31, 1999 management fees received were approximately $571,000 and $417,000, respectively. Mr. Blue, the chairman of the board and chief executive officer of Oceanic, is president and a major stockholder of Cordillera.

OFFICER FEES

Mr. Blue receives officers' fees of $5,000 per month for his services as chairman of the board and chief executive officer of Oceanic. Mr. Blue is president and a director of International Hydrocarbons, the Company's principal stockholder. He is also president and a major stockholder of Cordillera, the major stockholder of NWO. Through Cordillera and affiliates, Mr. Blue beneficially holds approximately 11% of the common stock of IH.

EMPLOYEE BENEFIT PLANS

Cordillera has a defined contribution pension plan and a 401(k) plan covering all qualified employees of Oceanic. Contributions to the pension plan are based on a percentage of employee compensation ranging from 6% to 11.7%. Oceanic is required to match employee 401(k) contributions up to 6% of annual compensation. For the year ended December 31, 2000 and the nine months ended December 31, 1999, Oceanic recorded $78,884 and $54,351, respectively, as pension and 401(k) expense under these plans. Mr. Blue, chairman of the board and chief executive officer of Oceanic, is president and a major stockholder of Cordillera.

Additionally, the Company has taken over as plan sponsor for the Alliance 401(k) plan that was established July 1, 1993. According to plan documents, employer contributions are discretionary. The Company did not record any pension plan expense, under this plan, for the nine months ended December 31, 2000.

LEASE OF CORPORATE HEADQUARTERS

During August 2000, the Company relocated its corporate offices to 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111 due to condemnation proceedings at the old location to allow for highway widening and light rail construction. The new office building is owned by Sorrento West Properties, Inc., a company indirectly owned and controlled by Mr. Blue, chairman of the board and chief executive officer of Oceanic, and his family.

Oceanic believes that, with respect to the lease of its corporate headquarters, we have obtained terms no less favorable than what could have been obtained from unrelated parties in an arms-length transaction.


                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed herewith are listed below and if not located in another previously filed registration statement or report, are attached to this Report at the pages set out below. The "Exhibit Number" below refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number    Name of Exhibit                             Location
--------------    ---------------                             --------
2.1               Agreement of Purchase and Sale              Exhibit 99.1 of Form 8-K
                  of Assets between Oceanic                   dated March 31, 2000
                  Exploration Company, Alliance
                  Services Associates, Inc. and the
                  parties executing this Agreement
                  as shareholders of Alliance Staffing
                  Associates, Inc.  Pursuant to Item
                  601(b)(2) of Regulation S-X, the
                  Exhibits referred to in the Agreement
                  are omitted.  The Company agrees
                  to furnish supplementally a copy
                  of such Exhibit to the Commission
                  upon request.

Exhibit Number    Name of Exhibit                             Location
--------------    ---------------                             --------
 3.1              Articles of Incorporation                   Page 58 of Report on
                  (including all amendments)                  Form 10-K for year
                                                              ended September 30, 1980

 3.2              Bylaws (including all                       Page 15 of Form 8
                  amendments)                                 (Amendment No. 1 to
                                                              10-K Report) dated
                                                              June 1, 1982

10.1              Memorandum of Agreement                     Report on Form 10-K for
                  dated June 30, 1976 between                 year ended September 30, 1976
                  Oceanic Exploration Company
                  and Denison Mines Limited

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

10.5              Letter dated August 22, 1995                Exhibit 10.22 on Form SB-2
                  from International Hydrocarbons             filed October 6, 1995,
                  regarding purchase of unsubscribed          File # 33-63277
                  stock in Rights Offering

10.6              Letter Agreement with                       Page 54 of the Report
                  Enterprise Oil Exploration                  on Form 10-KSB for the
                  Limited and NMX Resources                   year ended March 31, 1995
                  (Overseas) Limited dated
                  September 22, 1989

10.7              Letter of Indemnification with              Page 62 of the Report
                  Enterprise Oil Exploration                  on Form 10-KSB for the
                  Limited and NMX Resources                   year ended March 31, 1995
                  (Overseas) Limited dated
                  September 22, 1989

Exhibit Number    Name of Exhibit                             Location
--------------    ---------------                             --------
10.8              Management Agreement with                   Page 15 of the Report
                  Cordillera Corporation dated                on Form 10-QSB for the
                  January 1, 2000                             quarter ended March 31, 2000

10.9              Management Agreement with                   Page 20 of the Report
                  San Miguel Valley Corporation               on Form 10-QSB for the
                  dated January 1, 2000                       quarter ended September 30, 2000

10.10             Employment Agreement with Audrey            Exhibit 10.1 of the Report
                  Voyles, president of Alliance Division.     on Form 8-K dated March 31, 2000
                  Pursuant to Item 601(b)(2) of Regulation
                  S-X, the Exhibits referred to in the
                  Agreement are omitted.  Oceanic agrees to
                  furnish supplementally a copy of any such
                  Exhibit to the Commission upon request.

10.11             Non-Compete Agreement and Continuity        Exhibit 99.2 of the Report on
                  of Business Dealings Undertaking with       Form 8-K dated March 31, 2000
                  Alliance Services Associates, Inc.

10.12             Non-Compete Agreement and Continuity        Exhibit 99.3 of the Report on
                  of Business Dealings Undertaking with       Form 8-K dated March 31, 2000
                  Alliance Staffing Associates, Inc.

10.13             Non-Compete Agreement and Continuity        Exhibit 99.4 of the Report on
                  of Business Dealings Undertaking with       Form 8-K dated March 31, 2000
                  Karsten N. Blue

10.14             Non-Compete Agreement and Continuity        Exhibit 99.5 of the Report on
                  of Business Dealings Undertaking with       Form 8-K dated March 31, 2000
                  Linden P. Blue

10.15             Office Building Lease with                  Exhibit 10 of the Report on
                  Sorrento West Properties, Inc.              Form 10-QSB for the quarter
                  dated September 1, 2000                     ended September 30, 2000

10.16             Employment Agreement with
                  Maureen Sullivan, president of
                  Alliance division


(b) No reports on Form 8-K were filed during the last quarter during the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OCEANIC EXPLORATION COMPANY
                                              (REGISTRANT)


                                       By /s/ Charles N. Haas
                                         ---------------------------------------
                                          Charles N. Haas, President

                                       Dated March 30, 2001
                                            ------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated, namely:

1.       By its principal executive officer.


Date: March 30, 2001                        By /s/ Charles N. Haas
     -----------------------------            ----------------------------------
                                                   Charles N. Haas, President

2.       And by its principal financial officer.


Date: March 30, 2001                        By /s/ Phylis J. Anderson
     -----------------------------            ----------------------------------
                                                   Phylis J. Anderson, Treasurer

3.       And by a majority of its board of directors.


Date: March 30, 2001                        By /s/ James N. Blue
     -----------------------------            ----------------------------------
                                                   James N. Blue, Director


Date: March 30, 2001                        By /s/ Charles N. Haas
     -----------------------------            ----------------------------------
                                                   Charles N. Haas, Director


Date: March 27, 2001                        By /s/ John L. Redmond
     -----------------------------            ----------------------------------
                                                   John L. Redmond, Director

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION                                 LOCATION
-------           -----------                                 --------
2.1               Agreement of Purchase and Sale              Exhibit 99.1 of Form 8-K
                  of Assets between Oceanic                   dated March 31, 2000
                  Exploration Company, Alliance
                  Services Associates, Inc. and the
                  parties executing this Agreement
                  as shareholders of Alliance Staffing
                  Associates, Inc.  Pursuant to Item
                  601(b)(2) of Regulation S-X, the
                  Exhibits referred to in the Agreement
                  are omitted.  The Company agrees
                  to furnish supplementally a copy
                  of such Exhibit to the Commission
                  upon request.

EXHIBIT
NUMBER            DESCRIPTION                                 LOCATION
-------           -----------                                 --------
 3.1              Articles of Incorporation                   Page 58 of Report on
                  (including all amendments)                  Form 10-K for year
                                                              ended September 30, 1980

 3.2              Bylaws (including all                       Page 15 of Form 8
                  amendments)                                 (Amendment No. 1 to
                                                              10-K Report) dated
                                                              June 1, 1982

10.1              Memorandum of Agreement                     Report on Form 10-K for
                  dated June 30, 1976 between                 year ended September 30, 1976
                  Oceanic Exploration Company
                  and Denison Mines Limited

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

10.5              Letter dated August 22, 1995                Exhibit 10.22 on Form SB-2
                  from International Hydrocarbons             filed October 6, 1995,
                  regarding purchase of unsubscribed          File # 33-63277
                  stock in Rights Offering

10.6              Letter Agreement with                       Page 54 of the Report
                  Enterprise Oil Exploration                  on Form 10-KSB for the
                  Limited and NMX Resources                   year ended March 31, 1995
                  (Overseas) Limited dated
                  September 22, 1989

10.7              Letter of Indemnification with              Page 62 of the Report
                  Enterprise Oil Exploration                  on Form 10-KSB for the
                  Limited and NMX Resources                   year ended March 31, 1995
                  (Overseas) Limited dated
                  September 22, 1989

EXHIBIT
NUMBER            DESCRIPTION                                 LOCATION
-------           -----------                                 --------
10.8              Management Agreement with                   Page 15 of the Report
                  Cordillera Corporation dated                on Form 10-QSB for the
                  January 1, 2000                             quarter ended March 31, 2000

10.9              Management Agreement with                   Page 20 of the Report
                  San Miguel Valley Corporation               on Form 10-QSB for the
                  dated January 1, 2000                       quarter ended September 30, 2000

10.10             Employment Agreement with Audrey            Exhibit 10.1 of the Report
                  Voyles, president of Alliance Division.     on Form 8-K dated March 31, 2000
                  Pursuant to Item 601(b)(2) of Regulation
                  S-X, the Exhibits referred to in the
                  Agreement are omitted.  Oceanic agrees to
                  furnish supplementally a copy of any such
                  Exhibit to the Commission upon request.

10.11             Non-Compete Agreement and Continuity        Exhibit 99.2 of the Report on
                  of Business Dealings Undertaking with       Form 8-K dated March 31, 2000
                  Alliance Services Associates, Inc.

10.12             Non-Compete Agreement and Continuity        Exhibit 99.3 of the Report on
                  of Business Dealings Undertaking with       Form 8-K dated March 31, 2000
                  Alliance Staffing Associates, Inc.

10.13             Non-Compete Agreement and Continuity        Exhibit 99.4 of the Report on
                  of Business Dealings Undertaking with       Form 8-K dated March 31, 2000
                  Karsten N. Blue

10.14             Non-Compete Agreement and Continuity        Exhibit 99.5 of the Report on
                  of Business Dealings Undertaking with       Form 8-K dated March 31, 2000
                  Linden P. Blue

10.15             Office Building Lease with                  Exhibit 10 of the Report on
                  Sorrento West Properties, Inc.              Form 10-QSB for the quarter
                  dated September 1, 2000                     ended September 30, 2000

10.16             Employment Agreement with
                  Maureen Sullivan, president of
                  Alliance division