Form 10QSB
period 2001-03-31
OCEANIC EXPLORATION CO
filed 2001-05-11
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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

            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           YES  X    NO
                                                              -----    ------

Shares outstanding at                                Common $.0625 Par Value
May 11, 2001
9,916,154

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------
ASSETS
------
-----------------------------------------------------------------------------------------
                                                      March 31, 2001  December 31, 2000
                                                      --------------  -----------------
-----------------------------------------------------------------------------------------
Cash and cash equivalents                              $  5,111,855    $  5,475,156
-----------------------------------------------------------------------------------------
Receivables:
     Trade, net of allowance for doubtful accounts          240,944         271,147
     Affiliates                                               6,856           6,113
     Other                                                   75,518          66,591
                                                       ------------    ------------
                                                            323,318         343,851
-----------------------------------------------------------------------------------------
Prepaid expenses                                             24,421          32,698
                                                       ------------    ------------
-----------------------------------------------------------------------------------------
     Total current assets                                 5,459,594       5,851,705
                                                       ------------    ------------
-----------------------------------------------------------------------------------------
Oil and gas property interests, full-cost method of
  accounting                                             39,033,600      39,033,600
Less accumulated amortization, depreciation
  and impairment allowance                              (39,033,600)    (39,033,600)
                                                       ------------    ------------
                                                                 --              --
-----------------------------------------------------------------------------------------
Furniture, fixtures and equipment                           179,872         161,019
Less accumulated depreciation                               (55,113)        (44,649)
                                                       ------------    ------------
                                                            124,759         116,370

Goodwill, net of accumulated amortization of $92,019
  and $69,014, respectively                                 478,174         501,179
                                                       ------------    ------------
-----------------------------------------------------------------------------------------
                                                       $  6,062,527    $  6,469,254
                                                       ============    ============
-----------------------------------------------------------------------------------------



                                                                     (Continued)

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS CONTINUED
                                   (UNAUDITED)



----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------
----------------------------------------------------------------------------------------------------------
                                                              March 31, 2001           December 31, 2000
                                                              --------------           -----------------
----------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                              $   61,426               $  150,483
  Accounts payable to affiliate                                     60,000                   60,000
  United Kingdom taxes payable,  including
     accrued interest                                              468,280                  488,323
  Accrued expenses                                                 216,578                  185,274
                                                                ----------               ----------

     Total current liabilities                                     806,284                  884,080
----------------------------------------------------------------------------------------------------------
Deferred income taxes                                                2,208                    2,208
                                                                ----------               ----------
----------------------------------------------------------------------------------------------------------
     Total liabilities                                             808,492                  886,288
                                                                ----------               ----------
----------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock, $10 par value.  Authorized
     600,000 shares; none issued                                        --                       --
   Common stock, $.0625 par value.  Authorized
     12,000,000 shares; 9,916,154 shares issued
       and outstanding                                             619,759                  619,759
   Capital in excess of par value                                  155,696                  155,696
   Retained earnings                                             4,478,580                4,807,511
                                                                ----------               ----------
----------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                  5,254,035                5,582,966
                                                                ----------               ----------
----------------------------------------------------------------------------------------------------------
                                                                $6,062,527               $6,469,254
                                                                ==========               ==========
----------------------------------------------------------------------------------------------------------





          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                                Three Months Ended
                                                    March 31,
                                               2001           2000
                                               -------------------
--------------------------------------------------------------------------------
Revenues:
  Net profits interest proceeds (note 2)   $        --      6,739,342
  Staffing revenue                             717,131             --
  Interest income                               77,466      2,037,999
  Other                                        138,781        258,904
                                           -----------    -----------
                                               933,378      9,036,245
                                           -----------    -----------
--------------------------------------------------------------------------------
Costs and expenses:
  Interest and financing costs                   4,849         14,914
  Exploration expenses                          30,486          3,480
  Staffing direct costs                        624,517             --
  Amortization and depreciation                 33,469            160
  General and administrative                   568,988        245,057
                                           -----------    -----------
                                             1,262,309        263,611
                                           -----------    -----------
--------------------------------------------------------------------------------
(Loss) income before income taxes             (328,931)     8,772,634
--------------------------------------------------------------------------------
Income tax (expense) benefit                        --       (249,178)
                                           -----------    -----------

--------------------------------------------------------------------------------
    Net (loss) income                      $  (328,931)     8,523,456
                                           ===========    ===========
--------------------------------------------------------------------------------
(Loss) income per common share             $     (0.03)          0.86
                                           ===========    ===========
--------------------------------------------------------------------------------


================================================================================


          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------------------
                                                                            Three Months Ended
                                                                                March 31,
                                                                           2001           2000
                                                                           -------------------
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                  $  (328,931)     8,523,456
-----------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income (loss) to cash
     used in operating activities:
       Amortization and depreciation                                       33,469            160
       Decrease in accounts receivable and due from affiliates             20,533          2,308
       Decrease in prepaid expenses and other assets                        8,277            612
       (Decrease) increase in accounts payable and accounts payable
         to affiliate                                                     (89,057)        51,353
       Increase(decrease) in United Kingdom taxes payable,
           including accrued interest payable, and accrued expenses        11,261       (148,994)
                                                                      -----------    -----------
-----------------------------------------------------------------------------------------------------

       Cash (used in) provided by operating activities                   (344,448)     8,428,895
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchase of operations and certain assets of Alliance                      --       (710,913)
    Purchase of fixed assets                                              (18,853)            --
                                                                      -----------    -----------

    Cash used in investing activities                                     (18,853)      (710,913)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities--
    repayments to shareholder and affiliate                                    --     (1,357,636)
                                                                      -----------    -----------
-----------------------------------------------------------------------------------------------------
        Net (decrease) increase in cash                                  (363,301)     6,360,346
                                                                      -----------    -----------
-----------------------------------------------------------------------------------------------------
Cash at beginning of period                                             5,475,156         66,462
                                                                      -----------    -----------
-----------------------------------------------------------------------------------------------------
Cash at end of period                                                 $ 5,111,855      6,426,808
                                                                      ===========    ===========
-----------------------------------------------------------------------------------------------------

=====================================================================================================

          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated balance sheet as of December 31, 2000, that has been derived from audited financial statements, and the unaudited interim consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although Oceanic believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made which are necessary for the fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The information included herein should be read in conjunction with the financial statements and notes thereto included in the December 31, 2000 Form 10-KSB.

(2)     NET PROFITS INTEREST PROCEEDS

        Historically, the most significant source of revenue for Oceanic has been its 15% net profits interest in certain oil and gas producing properties offshore Greece. Denison Mines, Ltd. ("Denison") had the contractual obligation to make payments to the Company under the Greek Interest. In June 1994, Oceanic commenced an action against Denison claiming they had failed to pay the full amount due under an agreement dated August 30, 1976. The suit was settled in favor of Oceanic and on January 27, 2000 and February 9, 2000, the Company received $8,614,789 and $15,868, respectively. These amounts consisted of $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of $197,007 Canadian withholding taxes).

(3)     INFORMATION CONCERNING BUSINESS SEGMENTS

        During the three months ended March 31, 2000, the Company operated in a single business segment, oil and gas exploration. Oceanic acquired Alliance effective March 31, 2000. Upon this acquisition, the Company began operating in two business segments, oil and gas exploration and employment operations. The Company's oil and gas exploration activities have generally consisted of exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of, and any revenue from, a discovery. The objective of the Company's employment operations is to provide office and administrative personnel to companies in the San Diego, California area through temporary placement services, payrolling services and direct placement services. As the Company operated in a single business segment during the three months ended March 31, 2000, segment information is reported below only for the three months ended March 31, 2001.


-----------------------------------------------------------------------------------------------------------------
                                                             OIL AND GAS
                                                            EXPLORATION,
                                                              INCLUDING            EMPLOYMENT
THREE MONTHS ENDED MARCH 31, 2001                             CORPORATE            OPERATIONS            TOTAL
---------------------------------                             ---------            ----------            -----
-----------------------------------------------------------------------------------------------------------------
Revenue                                                        213,267               720,111           933,378
(Loss) before taxes                                           (137,874)             (191,057)         (328,931)
Total assets                                                 5,136,537               925,990         6,062,527
-----------------------------------------------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

        Oceanic's primary sources of liquidity are cash and cash equivalents on hand, cash provided by operating activities and debt financing provided by shareholder and affiliate, as necessary. Cash needs are for the acquisition, exploration and development of oil and gas properties, the operation of a temporary staffing agency and the payment of trade payables. Exploration and development programs and temporary staffing operations are being financed by internally generated cash flow and cash and cash equivalents on hand. The capital expenditure budget is periodically reviewed and is a function of necessity and available cash flow.

        Cash Flow: Cash used in operating activities for the three months ended March 31, 2001 was $344,448, compared to cash provided by operating activities of $8,428,895 for the comparable period in 2000. As described in Note 2, Oceanic received $8,614,789 and $15,868 on January 27, 2000 and February 9, 2000, respectively, relating to net profits interest payments for January 1, 1993 through December 31, 1997, applicable to the Greek properties, that had been the subject of litigation.

        Operations of Alliance, the employment agency in San Diego, California, produced a net loss of approximately $191,000, and resulted in cash used in operating activities of approximately $103,000. The net changes in operating assets and liabilities included a decrease in receivables and prepaids along with an increase in accrued expenses. Revenue generated by the employment agency averaged $302,000 per month during 2000; however, revenue generated during the first three months of 2001 averaged only $239,000 per month. As noted in the Company's 10-KSB filed March 30, 2001, Oceanic replaced the president of Alliance effective March 26, 2001.

         Oceanic currently receives approximately $448,000 per year in connection with services provided to Cordillera Corporation and San Miguel Valley Corporation, pursuant to management agreements, compared to $571,000 for the year ended December 31, 2000. The amounts received under the agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee of 5% of the total amount. The level of service provided to San Miguel Valley Corporation has decreased approximately $10,000 per month.

        Cash used in investing activities during the three months ended March 31, 2001 was $18,853, compared to $710,913 in the comparable period during 2000 when Oceanic acquired Alliance at a cost of $581,000 plus legal and professional fees of approximately $130,000.

        There were no cash flows from financing activity for the three months ended March 31, 2001. During the comparable period in 2000, $1,357,636 was used to repay shareholder and affiliate debt.

         Oceanic had $5,111,855 in cash and cash equivalents and working capital of $4,653,310 at March 31, 2001 compared with $6,426,808 in cash and cash equivalents and working capital of $5,516,375 at March 31, 2000.

         Opportunities to invest in oil and gas properties continue to be evaluated. Oceanic is also seeking acquisitions of assets or companies that would afford opportunities in other areas, but no definitive plans have been made.

RESULTS OF OPERATIONS

        Total revenue for the three months ended March 31, 2001 was substantially reduced from the comparable period in 2000. As noted previously, Oceanic received net profits interest of $6,739,342 (net of Greek taxes) and accrued interest of $1,773,060 (net of Canadian withholding taxes) during the three months ended March 31, 2000. There was no comparable revenue during the three months ended March 31, 2001. The decrease in revenue, along with a loss from the operations of Alliance and an increase in certain other costs, as described below, contributed to a net loss for the first three months of 2001 compared to a large net income for the three months ended March 31, 2000.

        The operations of Alliance generated staffing revenue of $717,131, and incurred direct costs of $624,517, during the three months ended March 31, 2001. There was no comparable revenue and costs during the three months ended March 31, 2000 as the operations of Alliance were acquired at the end of that quarter.

        Interest revenue for the first three months of 2001 is comparable to interest revenue for the same period of 2000, excluding the accrued interest payment received from Denison during the three months ended March 31, 2000. The interest payment was recorded at the gross amount of $1,970,066, before Canadian withholding taxes.

        Other revenue for the three months ended March 31, 2001 is 46% less than the comparable period during 2000 for two main reasons: 1) In addition to the net profits interest described in Note 2, Oceanic received an additional $118,255 during the three months ended March 31, 2000. This was recorded as other revenue; and, 2) The reduced level of services provided to San Miguel Valley Corporation resulted in management fees that were approximately 23% less than the comparable period during 2000.

        Interest and financing costs for the three months ended March 31, 2001 are approximately $10,000 less than the same period of 2000 due to the repayment of shareholder and affiliate debt during the three months ended March 31, 2000.

        Exploration expenses for the first three months of 2001 are significantly higher than the same three months of 2000. This is due to ongoing legal fees associated with exploring the legal issues surrounding Oceanic's Timor Gap concession.

        Amortization and depreciation expense for the three months ended march 31, 2001 is mainly associated with the acquisition of Alliance. Fixed assets acquired of $101,041 are being depreciated in addition to the amortization of goodwill that was recorded as a result of the purchase.

        General and administrative costs associated with Alliance for the three months ended March 31, 2001 were $286,418. The balance of the general and administrative costs for the period, $282,570, represents an increase of $37,513 over the three months ended March 31, 2000. The increase is attributable to increased audit fees, increased rent and costs associated with the transition of management for Alliance.




                           PART II - OTHER INFORMATION


 ITEM 1.    EXHIBITS AND REPORTS ON FORM 8-K

      None

                                  SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OCEANIC EXPLORATION COMPANY



Date:    May 11, 2001                 /s/ Charles N. Haas
       -------------------------      ----------------------------------------
                                      Charles N. Haas
                                      President



Date:    May 11, 2001                 /s/ Phylis J. Anderson
       -------------------------      ---------------------------------------
                                      Treasurer and Chief Financial Officer