Form 10QSB
period 2001-06-30
OCEANIC EXPLORATION CO
filed 2001-08-14
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

                                                                YES [X]   NO [ ]


Shares outstanding at
May 11, 2001
9,916,154                                               Common $.0625 Par Value

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                          June 30, 2001      December 31, 2000
                                                          -------------      -----------------
ASSETS
Cash and cash equivalents                                    $  4,733,175         $  5,475,156
Receivables:
     Trade, net of allowance for doubtful accounts
       of $8,713 and $0.00, respectively                          193,229              271,147
     Affiliates                                                     6,590                6,113
     Other                                                        126,106               66,591
                                                             ------------         ------------
                                                                  325,925              343,851
Prepaid expenses                                                   36,134               32,698
                                                             ------------         ------------
     Total current assets                                       5,095,234            5,851,705
                                                             ------------         ------------
Oil and gas property interests, full-cost method of
  accounting                                                   39,033,600           39,033,600
Less accumulated amortization, depreciation
  and impairment allowance                                    (39,033,600)         (39,033,600)
                                                             ------------         ------------
                                                                       --                   --
Furniture, fixtures and equipment                                 175,810              161,019
Less accumulated depreciation                                     (64,174)             (44,649)
                                                             ------------         ------------
                                                                  111,636              116,370

Goodwill, net of accumulated amortization of
  $115,024 and $69,014, respectively                              455,169              501,179
                                                             ------------         ------------
                                                             $  5,662,039         $  6,469,254
                                                             ============         ============

                                                                     (Continued)

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS CONTINUED
                                   (UNAUDITED)

                                                     June 30, 2001    December 31, 2000
                                                     -------------    -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  282,865           $  150,483
  Accounts payable to affiliate                             60,000               60,000
  United Kingdom taxes payable, including
     accrued interest                                      472,096              488,323
  Accrued expenses                                         313,583              185,274
                                                        ----------           ----------

     Total current liabilities                           1,128,544              884,080

Deferred income taxes                                        2,208                2,208
                                                        ----------           ----------
     Total liabilities                                   1,130,752              886,288
                                                        ----------           ----------
Stockholders' equity:
   Preferred stock, $10 par value. Authorized
     600,000 shares; none issued                                --                   --
   Common stock, $.0625 par value.  Authorized
     12,000,000 shares; 9,916,154 shares issued
       and outstanding                                     619,759              619,759
   Capital in excess of par value                          155,696              155,696
   Retained earnings                                     3,755,832            4,807,511
                                                        ----------           ----------
     Total stockholders' equity                          4,531,287            5,582,966
                                                        ----------           ----------
                                                        $5,662,039           $6,469,254
                                                        ==========           ==========

          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three Months Ended                          Six Months Ended
                                                             June 30,                                  June 30,
                                                    2001                 2000                 2001                 2000
                                                    ----                 ----                 ----                 ----
Revenues:
  Net profits interest proceeds (note 2)        $         --                   --         $         --            6,739,342
  Staffing revenue                                   578,452              895,490            1,295,583              895,490
  Interest income                                     52,301               87,119              129,767            2,125,118
  Other                                              128,334              164,593              267,115              423,497
                                                ------------         ------------         ------------         ------------
                                                     759,087            1,147,202            1,692,465           10,183,447
                                                ------------         ------------         ------------         ------------
Costs and expenses:
  Interest and financing costs                         4,833                4,700                9,682               19,614
  Exploration expenses (note 3)                      306,343                3,590              336,829                7,070
  Staffing direct costs                              489,863              740,677            1,114,380              740,677
  Amortization and depreciation                       33,512               30,746               66,981               30,906
  General and administrative                         682,099              539,544            1,251,087              784,601
                                                ------------         ------------         ------------         ------------
                                                   1,516,650            1,319,257            2,778,959            1,582,868
                                                ------------         ------------         ------------         ------------
(Loss) income before income taxes                   (757,563)            (172,055)          (1,086,494)           8,600,579
Income tax (expense) benefit                          34,815                1,436               34,815             (247,742)
                                                ------------         ------------         ------------         ------------
    Net (loss) income                           $   (722,748)            (170,619)          (1,051,679)           8,352,837
                                                ============         ============         ============         ============
(Loss) income per common share                  $      (0.07)               (0.02)               (0.11)                0.84
                                                ============         ============         ============         ============


          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six Months Ended
                                                                                 June 30,

                                                                          2001               2000
                                                                          ----               ----
Cash flows from operating activities:
   Net (loss) income                                                  $(1,051,679)         8,352,837

   Adjustments to reconcile net (loss) income to cash
     (used in) provided by operating activities:
       Amortization and depreciation                                       66,981             30,906
       Loss on disposal of fixed assets                                     2,616                 --
       Decrease (increase) in accounts receivable and due from
        affiliates                                                         17,926           (291,272)
       Increase in prepaid expenses                                        (3,436)              (370)
       Increase in accounts payable and accounts payable
         to affiliate                                                     132,382             13,869
       Increase (decrease) in United Kingdom taxes payable,
       including accrued interest, and accrued expenses                   112,082           (148,119)
                                                                      -----------         ----------
       Cash (used in) provided by operating activities                   (723,128)         7,957,851
Cash flows from investing activities:
    Purchase of operations and certain assets of Alliance                      --           (682,232)
    Purchase of fixed assets                                              (18,853)            (2,609)
                                                                      -----------         ----------

    Cash used in investing activities                                     (18,853)          (684,841)
Cash flows from financing activities--
    repayments to shareholder and affiliate                                    --         (1,357,636)
                                                                      -----------         ----------
        Net (decrease) increase in cash                                  (741,981)         5,915,374
                                                                      -----------         ----------
Cash at beginning of period                                             5,475,156             66,462
                                                                      -----------         ----------
Cash at end of period                                                 $ 4,733,175          5,981,836
                                                                      ===========         ==========


          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheet as of December 31, 2000, that has been derived from audited financial statements, and the unaudited interim consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although Oceanic Exploration Company ("Oceanic" or "the Company") believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal recurring accruals have been made which are necessary for the fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The information included herein should be read in conjunction with the financial statements and notes thereto included in the December 31, 2000 Form 10-KSB.

(2) NET PROFITS INTEREST PROCEEDS

         Historically, the most significant source of revenue for Oceanic had been its 15% net profits interest in certain oil and gas producing properties offshore Greece. Denison Mines, Ltd. ("Denison") had the contractual obligation to make payments to the Company under the Greek Interest. In June 1994, Oceanic commenced an action against Denison claiming they had failed to pay the full amount due under an agreement dated August 30, 1976. The suit was settled in favor of Oceanic and on January 27, 2000 and February 9, 2000, the Company received $8,614,789 and $15,868, respectively. These amounts consisted of $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of $197,007 Canadian withholding taxes).

(3) EXPLORATION EXPENSES

         As discussed in the December 31, 2000 Form 10-KSB, in 1974 Portugal granted an offshore concession to a subsidiary of Oceanic to explore for and develop oil and gas in the Timor Gap area. On January 5, 1976, subsequent to Indonesia's unlawful invasion and occupation of East Timor, Portugal agreed to a suspension of performance under the concession agreement, based upon force majeure.

         On December 11, 1989, Australia and Indonesia, ignoring Oceanic's rights under the concession from Portugal, signed the Timor Gap Treaty, purporting to create a joint zone of cooperation whereby these two countries could control the exploration and development of hydrocarbons in an area over which both countries claimed rights. A portion of this area, designated as Zone A, falls largely within the area where Oceanic holds rights under its concession agreement with Portugal. The treaty created a Joint Authority that purported to enter into production sharing contracts with various companies who have carried out exploration activities.

         During 1999 the people of East Timor voted for independence from Indonesia and the United Nations initiated a transition of East Timorese independence under the authority of the United Nations Transitional Administration in East Timor ("UNTAET"). Since that time, Oceanic has been investigating and evaluating with outside counsel, whether, and against whom, Oceanic has claims relating to the frustration of performance of its concession with Portugal.

         On June 21, 2001, representatives of Oceanic and outside legal counsel met with certain officials of UNTAET at the United Nations Headquarters in Dili, East Timor. This meeting was followed the next day by a meeting with the Cabinet of the East Timor Transitional Administration. At this meeting, Oceanic representatives discussed the 1974 concession granted by Portugal to Oceanic's subsidiary and Oceanic's concept for the construction of a natural gas pipeline for a liquified natural gas plant and related facilities to be located in East Timor.

         Oceanic is preparing to file a statement of claim in the Federal Court of Australia, New South Wales District Registry, naming the Commonwealth of Australia, the Joint Authority established pursuant to the Timor Gap Treaty, and other parties as yet to be determined, as respondents.

(4) INFORMATION CONCERNING BUSINESS SEGMENTS

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

                                                 OIL AND GAS
                                                 EXPLORATION,
                                                  INCLUDING         EMPLOYMENT
THREE MONTHS ENDED JUNE 30, 2001                  CORPORATE         OPERATIONS          TOTAL
--------------------------------                  ---------         ----------          -----
Revenue                                             171,371          587,716            759,087
Loss before taxes                                  (586,834)        (170,729)          (757,563)
Total assets                                      4,821,273          840,766          5,662,039

                                                OIL AND GAS
                                                EXPLORATION,
                                                 INCLUDING          EMPLOYMENT
THREE MONTHS ENDED JUNE 30, 2000                 CORPORATE          OPERATIONS          TOTAL
--------------------------------                 ---------          ----------          -----
Revenue                                            251,426            895,776          1,147,202
Loss before taxes                                  (69,714)          (102,341)          (172,055)
Total assets                                     5,783,130          1,158,370          6,941,500

                                                OIL AND GAS
                                                EXPLORATION,
                                                 INCLUDING          EMPLOYMENT
 SIX MONTHS ENDED JUNE 30, 2001                  CORPORATE          OPERATIONS          TOTAL
 ------------------------------                  ---------          ----------          -----
Revenue                                            384,638          1,307,827          1,692,465
Loss before taxes                                 (726,165)          (360,329)        (1,086,494)
Total assets                                     4,821,273            840,766          5,662,039

                                                OIL AND GAS
                                                EXPLORATION,
                                                 INCLUDING         EMPLOYMENT
SIX MONTHS ENDED JUNE 30, 2000                   CORPORATE         OPERATIONS           TOTAL
------------------------------                   ---------         ----------           -----
Revenue                                          9,287,671           895,776         10,183,447
Income (loss) before taxes                       8,702,920          (102,341)         8,600,579
Total assets                                     5,783,130         1,158,370          6,941,500


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain information in this Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. You can identify these statements by words such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected acquisition benefits, the volatility and level of oil and natural gas prices, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other such matters, many of which are beyond the control of the Company. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

         The following discussion and analysis should be read in conjunction with Oceanic's Consolidated Financial Statements and Notes thereto as of June 30, 2001 and 2000 and for the respective periods then ended.

LIQUIDITY AND CAPITAL RESOURCES

         Oceanic's primary sources of liquidity are cash and cash equivalents, cash provided by the settlement of litigation related to the net profits interest, and debt financing provided by shareholder and affiliate, as necessary. Cash needs are for the acquisition, exploration and development of oil and gas properties, the operation of an employment agency and the payment of trade payables. Exploration and development programs and employment operations are being financed by internally generated cash flow and cash and cash equivalents on hand. The capital expenditure budget is periodically reviewed and is a function of necessity and available cash flow.

         Cash Flow: Cash used in operating activities for the six months ended June 30, 2001 was $723,128, compared to cash provided by operating activities of $7,957,851 for the comparable period in 2000. As described in Note 2 of the consolidated financial statements, Oceanic received $8,614,789 and $15,868 on January 27, 2000 and February 9, 2000, respectively, relating to net profits interest payments for January 1, 1993 through December 31, 1997, applicable to the Greek properties, that had been the subject of litigation.

         Operations of Alliance, the employment agency in San Diego, California, produced a net loss of approximately $360,300, and resulted in cash used in operating activities of approximately $250,800. The net changes in Alliance's operating assets and liabilities included a decrease in receivables and prepaids along with an increase in accrued expenses. Revenue generated by Alliance during the first six months of 2001 averaged $216,000 per month.

         Oceanic currently receives approximately $448,000 per year in connection with services provided to Cordillera Corporation and San Miguel Valley Corporation, pursuant to management agreements, compared to $571,000 for the year ended December 31, 2000. The amounts received under the agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee of 5% of the total amount. The level of service provided to San Miguel Valley Corporation has decreased approximately $10,000 per month. Management fees, included in other revenues, for the six months ended June 30, 2001 were approximately $235,000 compared to approximately $286,500 for the six months ended June 30, 2000.

         Cash used in investing activities during the six months ended June 30, 2001 was $18,853, compared to $684,841 in the comparable period during 2000 when Oceanic acquired Alliance at a cost of $581,000 plus legal and professional fees of approximately $130,000.

         There were no cash flows from financing activity for the six months ended June 30, 2001. During the comparable period in 2000, $1,357,636 was used to repay shareholder and affiliate debt.

         Oceanic had $4,733,175 in cash and cash equivalents and working capital of $3,966,690 at June 30, 2001 compared with $6,297,123 in cash and cash equivalents and working capital of $5,402,574 at June 30, 2000.

RESULTS OF OPERATIONS

THREE-MONTH COMPARISON

         Total revenue for the three months ended June 30, 2001 is 34% less than total revenue for the three months ended June 30, 2000. Staffing revenues are down 35% due to a decline in the number of customers from a year ago. Alliance has been under new management for the three months ended June 30, 2001. Although there has been no increase in revenues during that time, management has reduced expenses and concentrated on putting systems and a team in place to handle anticipated growth. Interest income is down 40% due to lower cash balances and a decrease in interest rates from a year ago. Other revenue is down 22% mainly due to a decrease in management fees related to a decrease in the level of services provided to San Miguel Valley Corporation.

         Exploration expenses for the three months ended June 30, 2001 are substantially higher than during the comparable three months of 2000. As discussed in Note 3 of the consolidated financial statements, Oceanic has been investigating and evaluating with outside counsel, whether, and against whom, it has claims relating to the frustration of performance of its concession with Portugal in the Timor Gap area.

         Staffing direct costs for the three months ended June 30, 2001 are 34% less than for the three months ended June 30, 2000. This is in line with the decrease in revenues.

         General and administrative expenses for the three months ended June 30, 2001 are 26% higher than the comparable period a year ago. Oceanic was required to pay six months' severance and one year's severance to the outgoing President and Human Resources Director of Alliance, respectively, according to the terms of their employment agreements.

SIX-MONTH COMPARISON

         Total revenue for the six months ended June 30, 2001 is substantially less than total revenue for the six months ended June 30, 2000. As noted in Note 2 of the consolidated financial statements, Oceanic received net profits interest of $6,739,342 (net of Greek taxes) and accrued interest of $1,773,060 (net of Canadian withholding taxes) in the first six months of 2000. There was no comparable revenue during the six months ended June 30, 2001.

         Staffing revenue of $1,295,583 for the six months ended June 30, 2001 was offset by staffing direct costs of $1,114,380. As the operations of Alliance were acquired March 31, 2000, the amount of staffing revenue and direct staffing costs for the six months ended June 30, 2000 represents only three months of revenue and expenses.

         Interest revenue for the six months ended June 30, 2001 is substantially less than the comparable six months of 2000 mainly because the accrued interest payment received as part of the Denison settlement was recorded at the gross amount of $1,970,066, before Canadian withholding taxes.

         Other revenue for the six months ended June 30, 2001 is 37% less than the comparable period during 2000 for two main reasons: 1) Oceanic received court costs of $118,255 during the six months ended June 30, 2000 that was recorded as other revenue; and, 2) The level of services provided to San Miguel Valley Corporation decreased approximately $10,000 per month during the first six months of 2001.

         Interest and financing costs for the six months ended June 30, 2001 are approximately half as much as during the comparable period of 2000 due to the repayment of shareholder and affiliate debt during the six months ended June 30, 2000.

         Exploration expenses for the first six months of 2001 are significantly higher than the comparable six months of 2000. This is due to ongoing legal fees associated with exploring the legal issues surrounding Oceanic's Timor Gap concession. Refer to the discussion of exploration expenses in Note 3 of the consolidated financial statements.

         Amortization and depreciation expense for the six months ended June 30, 2001 and 2000 is mainly associated with the acquisition of Alliance. As Alliance was acquired March 31, 2000, related expenses for the six months ended June 30, 2001 are approximately twice as much as during the comparable period of 2000.

         General and administrative costs associated with Alliance for the six months ended June 30, 2001 and 2000 were $553,312 and $257,440, respectively. The balance of general and administrative costs for the six months ended June 30, 2001 represents an increase of approximately $170,000 over the six months ended June 30, 2000. The increase is attributable to increased rent and costs associated with the transition of management for Alliance.

         The decrease in revenues and increase in certain expenses has resulted in net loss of $1,051,679 for the six months ended June 30, 2001 compared to net income of $8,352,837 for the six months ended June 30, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OCEANIC EXPLORATION COMPANY



Date:     August 14, 2001            /s/ Charles N. Haas
       -----------------------     ---------------------------------------------
                                     Charles N. Haas
                                     President

Date:     August 14, 2001            /s/ Phylis J. Anderson
       -----------------------     ---------------------------------------------
                                     Phylis J. Anderson
                                     Treasurer and Chief Financial Officer