Form 10QSB
period 2001-09-30
OCEANIC EXPLORATION CO
filed 2001-11-13
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                                                           YES  [X]    NO   [  ]

Shares outstanding at
November 1, 2001
9,916,154                                                Common $.0625 Par Value

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS
------

                                                            September 30, 2001    December 31, 2000
                                                            ------------------    -----------------
Cash and cash equivalents                                         $  3,772,934         $  5,475,156
Receivables:
     Trade, net of allowance for doubtful accounts
       of $12,284 and $0, respectively                                 245,124              271,147
     Affiliates                                                          8,248                6,113
     Other                                                               5,827               66,591
                                                                  ------------         ------------
                                                                       259,199              343,851
Prepaid expenses                                                        49,170               32,698
                                                                  ------------         ------------
     Total current assets                                            4,081,303            5,851,705
                                                                  ------------         ------------
Oil and gas property interests, full-cost method of
          accounting                                                39,033,600           39,033,600
Less accumulated amortization, depreciation
  and impairment allowance                                         (39,033,600)         (39,033,600)
                                                                  ------------         ------------
                                                                            --                   --
Furniture, fixtures and equipment                                      181,843              161,019
Less accumulated depreciation                                          (74,839)             (44,649)
                                                                  ------------         ------------
                                                                       107,004              116,370
Goodwill, net of accumulated amortization of
  $138,029 and $69,014, respectively                                   432,164              501,179
                                                                  ------------         ------------
                                                                  $  4,620,471         $  6,469,254
                                                                  ============         ============

                                                                     (Continued)

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS CONTINUED
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30, 2001     December 31, 2000
                                                   ------------------     -----------------
Current liabilities:
   Accounts payable                                        $  328,510            $  150,483
   Accounts payable to affiliate                               60,000                60,000
   United Kingdom taxes payable,  including
     accrued interest                                         496,443               488,323
   Accrued expenses                                           227,695               185,274
                                                           ----------            ----------

     Total current liabilities                              1,112,648               884,080
Deferred income taxes                                              --                 2,208
                                                           ----------            ----------
     Total liabilities                                      1,112,648               886,288
                                                           ----------            ----------
Stockholders' equity:
   Preferred stock, $10 par value.  Authorized
     600,000 shares; none issued                                   --                    --
   Common stock, $.0625 par value.  Authorized
     12,000,000 shares; 9,916,154 shares issued
      and outstanding                                         619,759               619,759
   Capital in excess of par value                             155,696               155,696
   Retained earnings                                        2,732,368             4,807,511
                                                           ----------            ----------
     Total stockholders' equity                             3,507,823             5,582,966
                                                           ----------            ----------
                                                           $4,620,471            $6,469,254
                                                           ==========            ==========

          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended                        Nine months Ended
                                                          September 30,                             September 30,
                                                    2001                 2000                 2001                 2000
                                                ------------         ------------         ------------         ------------
Revenues:
  Net profits interest proceeds (note 2)        $         --                   --         $         --            6,739,342
  Staffing revenue                                   713,818              957,632            2,009,401            1,853,122
  Interest income                                     33,858               89,973              163,625            2,215,091
  Other                                               98,082              153,618              365,197              577,115
                                                ------------         ------------         ------------         ------------
                                                     845,758            1,201,223            2,538,223           11,384,670
                                                ------------         ------------         ------------         ------------
Costs and expenses:
  Interest and financing costs                         5,413                4,526               15,095               24,140
  Exploration expenses (note 3)                      546,406                3,015              883,235               10,085
  Staffing direct costs                              605,271              790,475            1,719,651            1,531,152
  Amortization and depreciation                       33,670               30,939              100,651               61,845
  General and administrative                         503,477              597,726            1,754,564            1,382,327
                                                ------------         ------------         ------------         ------------
                                                   1,694,237            1,426,681            4,473,196            3,009,549
                                                ------------         ------------         ------------         ------------
(Loss) income before income taxes                   (848,479)            (225,458)          (1,934,973)           8,375,121
Income tax (expense)                                (174,985)              (6,780)            (140,170)            (254,522)
                                                ------------         ------------         ------------         ------------
    Net (loss) income                           $ (1,023,464)            (232,238)          (2,075,143)           8,120,599
                                                ============         ============         ============         ============
(Loss) income per common share                  $      (0.10)               (0.02)               (0.21)                0.82
                                                ============         ============         ============         ============

          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                               2001                 2000
                                                                            -----------         -----------
Cash flows from operating activities:
   Net (loss) income                                                        $(2,075,143)          8,120,599
   Adjustments to reconcile net (loss) income to cash
     (used in) provided by operating activities:
       Amortization and depreciation                                            100,651              61,845
       Loss on disposal of fixed assets                                             373               2,101
       Decrease (increase) in accounts receivable and due from
        affiliates                                                               84,652            (337,231)
       Increase in prepaid expenses                                             (16,472)           (169,462)
       Increase in accounts payable and accounts payable
         to affiliate                                                           178,027              66,403
       Increase (decrease) in United Kingdom taxes payable,
         including accrued interest; change in deferred income taxes
       and accrued expenses                                                      48,333            (122,276)
                                                                            -----------         -----------
       Cash (used in) provided by operating activities                       (1,679,579)          7,621,979
Cash flows used in investing activities:
    Purchase of operations and certain assets of Alliance                            --            (682,232)
    Purchase of oil and gas property interests                                       --             (33,600)
    Purchase of fixed assets                                                    (22,643)            (20,629)
                                                                            -----------         -----------

    Cash used in investing activities                                           (22,643)           (736,461)
Cash flows from financing activities--
    repayments to shareholder and affiliate                                          --          (1,357,636)
                                                                            -----------         -----------
        Net (decrease) increase in cash                                      (1,702,222)          5,527,882
                                                                            -----------         -----------
Cash at beginning of period                                                   5,475,156              66,462
                                                                            -----------         -----------
Cash at end of period                                                       $ 3,772,934           5,594,344
                                                                            ===========         ===========

          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The consolidated balance sheet as of December 31, 2000, that has been derived from audited financial statements, and the unaudited interim consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although Oceanic Exploration Company ("Oceanic" or "the Company") believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal recurring accruals have been made which are necessary for the fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The information included herein should be read in conjunction with the financial statements and notes thereto included in the December 31, 2000 Form 10-KSB.

(2)   NET PROFITS INTEREST PROCEEDS

      Historically, the most significant source of revenue for Oceanic had been its 15% net profits interest in certain oil and gas producing properties offshore Greece (the "Greek Interest"). Denison Mines, Ltd. ("Denison") had the contractual obligation to make payments to the Company under the Greek Interest. In June 1994, Oceanic commenced an action against Denison claiming they had failed to pay the full amount due under an agreement dated August 30, 1976. The suit was settled in favor of Oceanic and on January 27, 2000 and February 9, 2000, the Company received $8,614,789 and $15,868, respectively. These amounts consisted of $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of $197,007 Canadian withholding taxes).

(3)   EXPLORATION EXPENSES

      As discussed in the December 31, 2000 Form 10-KSB, in 1974 Portugal granted an exclusive offshore concession to Petrotimor Companhia de Petroleos, S.A.R.L. ("Petrotimor"), a subsidiary of Oceanic, to explore for and develop oil and gas in the Timor Gap area. On January 5, 1976, subsequent to Indonesia's unlawful invasion and occupation of East Timor, Portugal agreed to a suspension of performance under the concession agreement, based upon force majeure.

      On December 11, 1989, Australia and Indonesia, ignoring Petrotimor's rights under the concession from Portugal, signed the Timor Gap Treaty, purporting to create a joint zone of cooperation whereby these two countries could control the exploration and development of hydrocarbons in an area over which both countries claimed rights. A portion of this area, designated as Zone A, falls largely within the area where Petrotimor holds rights under its concession agreement with Portugal. The treaty created a Joint Authority that purported to enter into production sharing contracts with various companies who have carried out exploration activities.

      During 1999 the people of East Timor voted for independence from Indonesia and the United Nations initiated a transition of East Timorese independence under the authority of the United Nations Transitional Administration in East Timor. On August 30, 2001, East Timor elected representatives to the Constituent Assembly to prepare a constitution for an independent and democratic East Timor. That process is now in progress.

      On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the Phillips Petroleum companies operating within the Timor Gap area. Oceanic and Petrotimor claim that the Timor Gap Treaty and the pursuant legislation of the Australian Parliament was illegal for a number of reasons including: (1) the Treaty and the legislation sought to claim significant portions of the continental shelf for Australia, which under international law belonged to East Timor and (2) the Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate sovereign power, Portugal, to Oceanic and Petrotimor, without providing for just compensation. As the case involves complex issues of international and Australian constitutional law, it is expected that it will take a considerable period before the case is resolved.

      In addition to the Statement of Claim issued in Australia, Oceanic has submitted an application for an Expansion of Seabed Concession to the transitional government in East Timor, which would, if granted, expand the 1974 Petrotimor concession to correspond with the offshore area East Timor is entitled to claim under international law.

(4)   INFORMATION CONCERNING BUSINESS SEGMENTS

      Prior to March 31, 2000, the Company operated in a single business segment, oil and gas exploration. Oceanic acquired Alliance effective March 31, 2000. Upon this acquisition, the Company began operating in two business segments, oil and gas exploration and employment operations. The Company's oil and gas exploration activities have generally consisted of exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of, and any revenue from, a discovery. The objective of the Company's employment operations is to provide services consisting of executive search, professional and technical placement, human resources consulting, site management and contract staffing to companies in the San Diego area.

The table below presents certain financial information for the Company's operating segments as of and for the three and nine months ended September 30, 2001 and 2000.

                                            OIL AND GAS
                                            EXPLORATION,
                                             INCLUDING            EMPLOYMENT
THREE MONTHS ENDED SEPTEMBER 30, 2001        CORPORATE            OPERATIONS             TOTAL
-------------------------------------       ------------          ----------           ---------
Revenue                                          128,320             717,438             845,758
Loss before taxes                               (719,886)           (128,593)           (848,479)
Total assets                                   3,605,946           1,014,525           4,620,471

THREE MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------------

Revenue                                          244,612             956,611           1,201,223
Loss before taxes                                (75,595)           (149,863)           (225,458)
Total assets                                   5,765,148             930,472           6,695,620

NINE MONTHS ENDED SEPTEMBER 30, 2001
------------------------------------

Revenue                                          512,959           2,025,264           2,538,223
Loss before taxes                             (1,446,050)           (488,923)         (1,934,973)
Total assets                                   3,605,946           1,014,525           4,620,471

NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------

Revenue                                        9,532,282           1,852,388          11,384,670
Income (loss) before taxes                     8,627,325            (252,204)          8,375,121
Total assets                                   5,765,148             930,472           6,695,620

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      Certain information in this Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Readers can identify these statements by words such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected acquisition benefits, the volatility and level of oil and natural gas prices, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, fluctuations in the economic environment, ramifications of terrorist attacks in the United States and other such matters, many of which are beyond the control of the Company. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

      The following discussion and analysis should be read in conjunction with Oceanic's Consolidated Financial Statements and Notes thereto as of December 31, 2000 and September 30, 2001 and 2000 and for the respective periods then ended.

LIQUIDITY AND CAPITAL RESOURCES

      Oceanic's primary sources of liquidity are cash and cash equivalents, cash provided by the settlement of litigation related to the net profits interest, and debt financing provided by shareholder and affiliate, as necessary. Cash needs are for the acquisition, exploration and development of oil and gas properties, legal fees associated with legal action commenced in Australia, the operation of an employment agency and the payment of trade payables. Exploration and development programs and employment operations are being financed by internally generated cash flow and cash and cash equivalents on hand. The capital expenditure budget is periodically reviewed and is a function of necessity and available cash flow.

      Cash Flow: Cash used in operating activities for the nine months ended September 30, 2001 was $1,679,579, compared to cash provided by operating activities of $7,621,979 for the comparable period in 2000. Oceanic received $8,614,789 and $15,868 on January 27, 2000 and February 9, 2000, respectively, relating to net profits interest payments for January 1, 1993 through December 31, 1997, applicable to the Greek properties, that had been the subject of litigation.

      During the nine months ended September 30, 2001, operations of Alliance, the employment agency in San Diego, California, produced a net loss of approximately $489,000, and resulted in cash used in operating activities of approximately $394,500. The net changes in Alliance's operating assets and liabilities from December 31, 2000 included a decrease in receivables and prepaids along with an increase in accrued expenses. Revenue generated by Alliance during the first nine months of 2001 averaged $223,000 per month.

      Oceanic currently receives approximately $448,000 per year in connection with services provided to Cordillera Corporation and San Miguel Valley Corporation, pursuant to management agreements, compared to $571,000 for the year ended December 31, 2000. The amounts received under the agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee of 5% of the total amount. The level of service provided to San Miguel Valley Corporation has decreased approximately $10,000 per month. Management fees, included in other revenues, for the nine months ended September 30, 2001 were approximately $350,000 compared to approximately $429,000 for the nine months ended September 30, 2000.

      Cash used in investing activities during the nine months ended September 30, 2001 was $22,643, compared to $736,461 in the comparable period during 2000 when Oceanic acquired Alliance at a cost of $581,000 plus legal and professional fees of approximately $130,000. Additionally, during the quarter ended September 30, 2000, Oceanic acquired a 75% working interest in certain oil and gas property in Finney County, Kansas at a cost of $33,600.

      There were no cash flows from financing activity for the nine months ended September 30, 2001. During the comparable period in 2000, $1,357,636 was used to repay shareholder and affiliate debt.

      Oceanic had $3,772,934 in cash and cash equivalents and working capital of $2,968,655 at September 30, 2001 compared with $5,594,344 in cash and cash equivalents and working capital of $5,151,756 at September 30, 2000.

RESULTS OF OPERATIONS

THREE-MONTH COMPARISON

      Total revenue for the three months ended September 30, 2001 is 30% less than total revenue for the three months ended September 30, 2000. Staffing revenues are down 25% due to a decline in the number of customers from a year ago. Alliance has been under new management since April, 2001. Alliance management has reduced expenses and concentrated on putting systems and a team in place to handle anticipated growth. Revenues are gradually increasing with revenues for the three months ended September 30, 2001 averaging $54,900 per week compared to an average of $44,500 per week for the three months ended June 30, 2001. Interest income is down 62% due to lower cash balances and a decrease in interest rates from a year ago. Other revenue is down 36% mainly due to a decrease in management fees related to a decrease in the level of services provided to San Miguel Valley Corporation.

      Exploration expenses for the three months ended September 30, 2001 are $543,391 higher than during the comparable three months of 2000. The increase is due to ongoing legal fees associated with the legal action commenced in Australia, as described below, and the application to expand an offshore oil and gas concession located in an area between Australia and East Timor known as the Timor Gap.

      In 1974 Portugal granted an exclusive offshore concession to Petrotimor Companhia de Petroleos, S.A.R.L. ("Petrotimor"), a subsidiary of Oceanic, to explore for and develop oil and gas in the Timor Gap area. On January 5, 1976, subsequent to Indonesia's unlawful invasion and occupation of East Timor, Portugal agreed to a suspension of performance under the concession agreement, based upon force majeure.

      On December 11, 1989, Australia and Indonesia, ignoring Petrotimor's rights under the concession from Portugal, signed the Timor Gap Treaty, purporting to create a joint zone of cooperation whereby these two countries could control the exploration and development of hydrocarbons in an area over which both countries claimed rights. A portion of this area, designated as Zone A, falls largely within the area where Petrotimor holds rights under its concession agreement with Portugal. The treaty created a Joint Authority that purported to enter into production sharing contracts with various companies who have carried out exploration activities.

      During 1999 the people of East Timor voted for independence from Indonesia and the United Nations initiated a transition of East Timorese independence under the authority of the United Nations Transitional Administration in East Timor. On August 30, 2001, East Timor elected representatives to the Constituent Assembly to prepare a constitution for an independent and democratic East Timor. That process is now in progress.

      On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the Phillips Petroleum companies operating within the Timor Gap area. Oceanic and Petrotimo claim that the Timor Gap Treaty and the pursuant legislation of the Australian Parliament was illegal for a number of reasons including: (1) the Treaty and the legislation sought to claim significant portions of the continental shelf for Australia, which under international law belonged to East Timor and (2) the Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate sovereign power, Portugal, to Oceanic and Petrotimor, without providing for just compensation. Oceanic and Petrotimor estimate their losses could be as high as $1.5 billion. As the Company's Statement of Claim has been filed in Australia, the amount claimed is $2.85 billion Australian dollars. The amount of damages, if any, expressed in U.S. dollars, that might be awarded to the Company as a result of this claim is subject to fluctuations in currency exchange rates between the time the Company filed its claim and such time as damages, if any, might be awarded to the Company. As the case involves complex issues of international and Australian constitutional law, it is expected that it will take a considerable period before the case is resolved.

      In addition to the Statement of Claim issued in Australia, Oceanic has submitted an application for an Expansion of Seabed Concession to the transitional government in East Timor, which would, if granted, expand the 1974 Petrotimor concession to correspond with the offshore area East Timor is entitled to claim under international law.

      Staffing direct costs for the three months ended September 30, 2001 are 23% less than for the three months ended September 30, 2000. This is in line with the decrease in revenues.

      General and administrative expenses for the three months ended September 30, 2001 are 16% lower than the comparable period a year ago. This is consistent with a reduction in operating expenses relating to the Alliance operations.

NINE-MONTH COMPARISON

      Total revenue for the nine months ended September 30, 2001 is 78% less than total revenue for the nine months ended September 30, 2000. Oceanic received net profits interest of $6,739,342 (net of Greek taxes) and accrued interest of $1,773,060 (net of Canadian withholding taxes) in the first nine months of 2000. There was no comparable revenue during the nine months ended September 30, 2001.

      Staffing revenue of $2,009,401 for the nine months ended September 30, 2001 was offset by staffing direct costs of $1,719,651. As the operations of Alliance were acquired March 31, 2000, the amount of staffing revenue and direct staffing costs for the nine months ended September 30, 2000 represents only six months of revenue and expenses. Employment operations, under new management since April, 2001 are starting to see a gradual increase in revenues. Management is currently in negotiations on several new contracts; however, the economy in San Diego has slowed considerably and is predicted to remain slow for the next year. Steps are being taken to adjust Alliance's operations in light of this economic downturn and target the areas of industry that are strongest.

      Interest income for the nine months ended September 30, 2001 is 93% less than the comparable nine months of 2000 mainly because the accrued interest payment received as part of the Denison settlement was recorded at the gross amount of $1,970,066, before Canadian withholding taxes. Additionally, interest rates are much lower than they were a year ago.

      Other revenue for the nine months ended September 30, 2001 is 37% less than the comparable period during 2000 for two main reasons: (1) Oceanic received court costs of $118,255 during the nine months ended September 30, 2000 that was recorded as other revenue; and (2) The level of services provided to San Miguel Valley Corporation decreased approximately $10,000 per month during the first nine months of 2001.

      Interest and financing costs for the nine months ended September 30, 2001 are 37% less than during the comparable period of 2000 due to the repayment of shareholder and affiliate debt during the nine months ended September 30, 2000.

      Exploration expenses for the nine months ended September 30, 2001 are $873,150 higher than the comparable nine months of 2000. This is due to ongoing legal fees associated with the legal action commenced in Australia and the application to expand an offshore oil and gas concession in the Timor Gap area. Refer to the discussion in the three-month comparison.

      Amortization and depreciation expense for the nine months ended September 30, 2001 and 2000 is mainly associated with the acquisition of Alliance. As Alliance was acquired March 31, 2000, related expenses for the nine months ended September 30, 2001 are proportionately higher than during the comparable period of 2000.

      General and administrative costs associated with Alliance for the nine months ended September 30, 2001 and 2000 were $793,841 and $573,439, respectively. General and administrative costs for the oil and gas operations for the nine months ended September 30, 2001 represents an increase of approximately $150,000 over the nine months ended September 30, 2000. The increase is attributable to increased rent and costs associated with installing new management for Alliance.

      The decrease in revenues and increase in certain expenses has resulted in a net loss of $2,075,143 for the nine months ended September 30, 2001 compared to net income of $8,120,599 for the nine months ended September 30, 2000.

                           PART II - OTHER INFORMATION

ITEM 1. EXHIBITS AND REPORTS ON FORM 8-K

      None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OCEANIC EXPLORATION COMPANY



Date:        November 12, 2001             /s/ Charles N. Haas
      -------------------------------      -------------------------------
                                           Charles N. Haas
                                           President



Date:        November 12, 2001             /s/ Phylis J. Anderson
      -------------------------------      -------------------------------
                                           Phylis J. Anderson
                                           Treasurer and Chief Financial Officer