Form 10KSB40
period 2001-12-31
OCEANIC EXPLORATION CO
filed 2002-03-29
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)
[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the fiscal year ended December 31, 2001.

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from __________to ______________. Commission file number _________.

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

                              YES   X     NO
                                  -----      -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.          [ X ]

Registrant's revenues for year ended December 31, 2001               $3,410,915

As of March 1, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $1,316,903.

As of March 1, 2002, the Registrant had outstanding 9,916,154 shares of common stock ($.0625 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to this Report appears on pages 38 through 40.

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

On September 19, 2000, Oceanic entered into a Participation Agreement with Mariah Energy, LLC giving Oceanic a 75% working interest in certain oil and gas property in Finney County, Kansas at a cost of $33,600. The agreement provided for participation in the drilling and testing of an exploration test well to be spudded prior to December 15, 2000. The test well was drilled in October 2000 and determined to be a dry hole. At December 31, 2000, an impairment reserve was recorded for the full amount of the working interest. The cost and related impairment reserve were written off at December 31, 2001 as all rights under the Participation Agreement had expired.

Oceanic has eighteen permanent employees (eight in Colorado and ten in California) plus 80 - 100 temporary employees in California. Certain employees of the Company also provide services to two related entities pursuant to management agreements. Amounts received by the Company under the agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee of 5% of the total amount. (See Item 12,"Certain Relationships and Related Transactions.")

The Company's corporate offices are located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111 and the telephone number is (303) 220-8330.

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

Historically, sales of partial interest in its concessions have been part of the Company's normal course of business and have provided funds for the acquisition of further concessions and for exploration of existing concessions.

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

(B)  EMPLOYMENT OPERATIONS

Alliance Employment Solutions, based in San Diego, California, operates as a division of Oceanic. The objective of the employment operations is to provide full-service employment solutions to clients through strategic partnerships. The operation offers employment services in Executive Search, Professional and Technical Placement, Human Resources Consulting, Site Management and Contract Staffing.

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

(B)  EMPLOYMENT OPERATIONS

The employment industry in San Diego is very competitive with several large international and national agencies doing business in the area in addition to multiple local and regional agencies. Alliance continues to enhance its visibility in the community through various means, including industry groups, Internet employment sites, referrals, trade shows, job fairs, media exposure and relationship building

ITEM 2.  DESCRIPTION OF PROPERTY

Oceanic holds various interests in concessions or leases for oil and gas exploration that are described below. Oil and gas property interests as reflected in the accompanying financial statements include costs attributable only to the Prinos Interest. Costs of all other concessions or leases have been charged to expense.

GREECE

Previously, Oceanic's only significant source of revenue was its 15% net profits Prinos Interest. The Prinos Interest was payable to Oceanic by Denison from the proceeds of production of oil and gas from concession areas totaling approximately 430,000 acres in the North Aegean Sea, offshore Greece. "Development areas" for the Prinos Oil Field covering 23,390 gross acres and for the Kavala Gas Field covering 11,787 gross acres were defined by the Greek government and given "development status." The term of each "development" license is 26 years, with an automatic 10- year renewal. The remaining exploration area adjoining Prinos and South Kavala covers 153,316 acres and an exploration area east of the island of Thasos covers an additional 243,367 acres.

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

REPUBLIC OF CHINA (TAIWAN)

Oceanic holds a 22.23% working interest in a concession located north of Taiwan in the East China Sea, covering 3,706,560 gross acres. The exploration license for this concession had a nominal term extending to 1979, requiring exploration activity and minimum expenditures. Preparations for initial exploratory drilling were suspended in 1977 under a claim of force majeure, pending resolution of a territorial dispute among the Republic of China (Taiwan), the Government of Japan and the People's Republic of China. The Chinese Petroleum Corporation (Taiwan) has agreed to suspend obligations under this concession until December 31, 2001. Oceanic has made a request to the Chinese Petroleum Corporation to extend the suspension of obligations until December 31, 2002. Confirmation is still pending.

During fiscal 1990, Oceanic entered into a farm-out agreement with two United Kingdom companies conveying two-thirds of its original 66.67% interest in the concession.

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

TIMOR GAP

Petrotimor Companhia de Petroleos, S.A.R.L. ("Petrotimor"), a wholly-owned subsidiary of Oceanic, was granted an exclusive offshore concession to explore for and develop oil and gas in 1974 by Portugal. The concession covers approximately 14.8 million acres between East Timor and Australia in an area known as the "Timor Gap." At that time Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia's unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained Portugal's consent to a suspension of performance under the concession agreement based upon force majeure.

On December 11, 1989, Australia and Indonesia, ignoring Petrotimor's rights under its concession from Portugal, signed the Timor Gap Treaty, purporting to create a joint zone of cooperation, whereby these two countries could control the exploration and development of hydrocarbons in an area over which both countries claimed rights. A portion of this area, designated as Zone A, falls largely within the area where Petrotimor holds rights under its concession agreement with Portugal.

The treaty created a Joint Authority that purported to enter into production sharing contracts with various companies who have carried out exploration activities.

During 1999 the people of East Timor voted for independence from Indonesia and the United Nations initiated a transition of East Timorese independence under the authority of the United Nations Transitional Administration in East Timor. On August 30, 2001, East Timor elected representatives to the Constituent Assembly to prepare a constitution for an independent and democratic East Timor. That process is nearing completion and East Timor is scheduled to become the world's newest independent country on May 20, 2002.

On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the Phillips Petroleum companies operating within the Timor Gap area. Oceanic and Petrotimor claim that the Timor Gap Treaty and the pursuant legislation of the Australian Parliament was illegal for a number of reasons including: (1) the Treaty and the legislation sought to claim significant portions of the continental shelf for Australia, which under international law belonged to East Timor, and (2) the Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic and Petrotimor, without providing for just compensation. As the case involves complex issues of international and Australian constitutional law, it is expected that it will take a considerable period of time before the case is resolved.

In addition to the Statement of Claim issued in Australia, Oceanic has submitted an application for an Expansion of Seabed Concession to the transitional government in East Timor, which would, if granted, expand the 1974 Petrotimor concession to correspond with the offshore area East Timor is entitled to claim under international law.

FINNEY COUNTY, KANSAS

Oceanic entered into a Participation Agreement with Mariah Energy, LLP that was effective for the period September 5, 2000 to December 31, 2001. Under the terms of the agreement, Oceanic purchased a 75% working interest in certain oil and gas property in Finney County, Kansas, covering 1,280 net acres, for $33,600. Further, Oceanic agreed to participate in the drilling of an exploration test well. The test well was drilled in October 2000 and determined to be a dry hole. Drilling costs of $108,750 were expensed during the year ending December 31, 2000. At December 31, 2000, an impairment reserve was recorded for the full amount of the working interest. The cost of the working interest, plus the related impairment reserve was written off at December 31, 2001 as all rights under the Participation Agreement had expired.

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

On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the Phillips Petroleum companies operating within the Timor Gap area. Oceanic and Petrotimor claim that the Timor Gap Treaty and the pursuant legislation of the Australian Parliament was illegal for a number of reasons including: (1) the Treaty and the legislation sought to claim significant portions of the continental shelf for Australia, which under international law belonged to East Timor, and (2) the Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic and Petrotimor, without providing for just compensation.

There have been several preliminary hearings in the Federal Court of Australia. A hearing by the Full Court on the question of justiciability of the applicant's claim is scheduled for May 16 and 17, 2002. Oceanic believes it will prevail at this hearing allowing the case to move forward.

As the case involves complex issues of international and Australian constitutional law, it is expected that it will take a considerable period of time before it is resolved.

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

Per the OTC Bulletin Board, the range of bid prices in Oceanic's Common Stock over the fiscal years ended December 31, 2001 and 2000 (which are not necessarily representative of actual transactions) are set out below.


Three Months                        2001                         2000
   Ended                          High Low                     High Low
------------                      --------                     --------
March 31                           .34 .28                      .30 .19

June 30                            .40 .20                      .47 .28

September 30                       .57 .25                      .44 .34

December 31                        .61 .25                      .45 .34


Oceanic uses all available funds for working capital purposes and has never paid a dividend. Management does not anticipate paying dividends in the future. As of March 1, 2002, the number of record holders of Oceanic's common stock was 446.

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

Critical Accounting Policies: The Company has identified certain key accounting policies on which its financial condition and results of operations are dependent. These key accounting policies most often involve complex matters or are based on subjective judgments or decisions. In the opinion of management, the Company's most critical accounting policies are those related to property and depreciation and income taxes. Management reviews its estimates, including those related to the recoverability and useful lives of assets as well as liabilities for income taxes. Changes in facts and circumstances may result in revised estimates.

The following discussion and analysis should be read in conjunction with Oceanic's Consolidated Financial Statements and Notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

Oceanic has historically addressed long-term liquidity needs for oil and gas exploration and development through the use of farm-out agreements. Under such agreements, Oceanic sells a portion of its ownership interest in the concession to an outside party who is then responsible for the exploration activities. This is a strategy that Oceanic intends to continue in the event it becomes feasible to proceed with further exploration in any of the areas where the company currently owns concessions.

Another source of long-term liquidity for Oceanic has been debt financing provided by shareholder and affiliate. When payments under the Prinos Interest were suspended in 1994, Oceanic funded its operations through draws against the line of credit initially established with NWO Resources, Inc. ("NWO").

The Company's short-term liquidity substantially improved early in 2000 when, as discussed in Item 2, Description of Property, Oceanic received $6,739,342 (net of Greek taxes) for net profits interest payments from January 1, 1993 through December 31, 1997, $118,255 for court costs and accrued interest of $1,773,060 (net of Canadian withholding taxes) from Denison. Approximately $716,000 of the proceeds was used for the acquisition of the employment operations and certain assets of Alliance that was effective March 31, 2000. The balance of funds received was invested in Government Agency discount notes until needed.

During the year ended December 31, 2001, ongoing legal and professional fees associated with the litigation in the Australian courts and the application for an Expansion of Seabed Concession in East Timor required substantial expenditures. The employment operations are expected to show improved results during 2002. Short-term liquidity needs of corporate and the oil and gas operations should be satisfied through cash balances on hand at December 31, 2001.

Working Capital: The Company had working capital of $1,974,499 and $4,967,625 at December 31, 2001 and 2000, respectively.

Cash Flow: The Company used $2,965,029 in operating activities during the year ended December 31, 2001 compared to cash provided by operating activities of $7,524,649 for the year ended December 31, 2000. The improvement in 2000 was due to receipt of funds from Denison, applicable to the Greek properties, that had been the subject of litigation. Ongoing legal and professional fees associated with the litigation in the Australian courts and the application for an Expansion of Seabed Concession in East Timor were the main use of operating funds during 2001. Additionally, the employment operations had a pre-tax net loss of $654,431 resulting in cash used of approximately $640,000 during the year ended December 31, 2001.

During the year ended December 31, 2001, Oceanic received approximately $448,000 in connection with services provided to Cordillera Corporation and San Miguel Valley Corporation, pursuant to management agreements, compared to $571,000 for the year ended December 31, 2000. In addition, Oceanic received management fees of approximately $67,000 from two companies previously connected to Alliance. Amounts received under the management agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee up to 5% of the total amount.

Cash used in investing activities for the years ended December 31, 2001 and 2000 was $47,435 and $758,319, respectively. In 2000 the Company acquired Alliance and a working interest in some oil and gas property in Finney County, Kansas along with some office furniture and equipment. During 2001 the only investment purchase was for office furniture and equipment.

During 2000, Oceanic used $1,357,636 to repay its shareholder and affiliate debt. There were no cash flows from financing activities during 2001.

Capital and Exploration Expenditures: During fiscal year 2000, Oceanic used $716,605 of the proceeds received from Denison for the acquisition of Alliance on March 31, 2000. Oceanic also purchased a 75% interest in certain oil and gas property in Finney County, Kansas for $33,600 in September 2000. As described in
Item 2, Description of Property, an exploratory test well was drilled in October 2000 at a cost of $108,750 that resulted in a dry hole.

As discussed in Item 2, Description of Property and Item 3, Legal Proceedings, Oceanic's wholly-owned subsidiary, Petrotimor, was granted an exclusive off-shore concession in 1974 by Portugal to explore for and develop oil and gas in the Timor Gap area. On January 5, 1976, following Indonesia's unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained Portugal's consent to a suspension of performance under the concession agreement based upon force majeure.

On December 11, 1989, Australia and Indonesia, ignoring Petrotimor's rights under its concession from Portugal, signed the Timor Gap Treaty, purporting to create a joint zone of cooperation, whereby these two countries could control the exploration and development of hydrocarbons in an area over which both countries claimed rights. A portion of this area, designated as Zone A, falls largely within the area where Petrotimor holds rights under its concession agreement with Portugal. The treaty created a Joint Authority that purported to enter into production sharing contracts with various companies who have carried out exploration activities.

During 1999 the people of East Timor voted for independence from Indonesia and the United Nations initiated a transition of East Timorese independence under the authority of the United Nations Transitional Administration in East Timor. On August 30, 2001, East Timor elected representatives to the Constituent Assembly to prepare a constitution for an independent and democratic East Timor. That process is nearing completion and East Timor is scheduled to become the world's newest independent country on May 20, 2002.

On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the Phillips Petroleum companies operating within the Timor Gap area. Oceanic and Petrotimor claim that the Timor Gap Treaty and the pursuant legislation of the Australian Parliament was illegal for a number of reasons including: (1) the Treaty and the legislation sought to claim significant portions of the continental shelf for Australia, which under international law belonged to East Timor, and (2) the Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic and Petrotimor, without providing for just compensation. As the case involves complex issues of international and Australian constitutional law, it is expected that it will take a considerable period before the case is resolved.

In addition to the Statement of Claim issued in Australia, Oceanic has submitted an application for an Expansion of Seabed Concession to the transitional government in East Timor, which would, if granted, expand the 1974 Petrotimor concession to correspond with the offshore area East Timor is entitled to claim under international law.

Oceanic, on behalf of Petrotimor, incurred costs of $1,511,625 and $122,608 during the years ended December 31, 2001 and 2000, respectively, that have been included in exploration expense.

RESULTS OF OPERATIONS

The Company had a 73% decrease in revenues during the year ended December 31, 2001 compared to the year ended December 31, 2000. This was due to receipt of a substantial payment in 2000 in connection with the Denison lawsuit. Early in 2000 Oceanic received $6,739,342 (net of Greek taxes) for net profits interest payments for the period January 1, 1993 through December 31, 1997, $118,255 for court costs, and accrued interest of $1,773,060 (net of Canadian withholding taxes).

Staffing revenue of $2,682,027 for the year ended December 31, 2001 was offset by staffing direct costs of $2,283,875 resulting in a gross margin of 15%. As the operations of Alliance were acquired March 31, 2000, the amount of staffing revenue and staffing direct costs for the year ended December 31, 2000 represents only nine months of revenue and expenses. The gross margin during 2000 was 17%. The difference in gross margin is mainly attributable to a change in policy under new management. Effective July 1, 2001, the employment operations record 3% of gross staffing payroll as administrative costs in order to more accurately reflect the direct costs of generating staffing revenue.

The accrued interest payment received as part of the Denison payment was recorded as interest income at the gross amount of $1,970,066, before Canadian withholding taxes. Excess cash was invested in Government Agency discount notes. Large invested cash balances in 2000, combined with higher interest rates, produced additional interest income of $330,215 compared to total interest income of $181,068 during 2001 when cash balances were lower and interest rates were also much lower.

Other revenue for the year ended December 31, 2001 is 38% less compared to other revenue for the year ended December 31, 2000 for two reasons: (1) Oceanic received court costs of $118,255 during 2000 that was recorded as other revenue; and (2) the level of services provided to San Miguel Valley Corporation, pursuant to a management agreement, decreased approximately $10,000 per month during 2001.

Costs and expenses for the year ended December 31, 2001 increased 41% in total compared to costs and expenses for the year ended December 31, 2000. The increase is mainly due to ongoing legal and professional fees associated with the litigation in the Australian courts and the application for an Expansion of Seabed Concession in East Timor. As stated above, $1,511,625 was paid in relation to these endeavors during 2001 compared to $122,608 during 2000.

Interest and financing costs for the year ended December 31, 2001 are 32% less than during the year ended December 31, 2000 due to the repayment of shareholder and affiliate debt during 2000.

Amortization and depreciation expense for the year ended December 31, 2001 and 2000 is mainly associated with the acquisition of Alliance. As Alliance was acquired March 31, 2000, related expenses for the year ended December 31, 2001 are proportionately higher than during the comparable period of 2000.

General and administrative costs associated with Alliance for the year ended December 31, 2001 and 2000 were $1,071,307 and $842,517, respectively. Due to the acquisition of Alliance occurring on March 31, 2000, only nine months of expenses are included in 2000. General and administrative costs for corporate and the oil and gas operations for the year ended December 31, 2001 represents an increase of 31% over the year ended December 31, 2000. The increase is mainly attributable to increased rent and costs associated with the transition in management at Alliance, the latter of which was a cost absorbed by corporate on behalf of the employment operations.

The Company has recorded an income tax benefit of $36,223 for the year ended December 31, 2001 compared to tax expense of $222,297 for the year ended December 31, 2000. Included in tax expense at December 31, 2000 was $197,007 for Canadian taxes paid on proceeds from Denison. Oceanic intends to carry back the loss generated in fiscal year 2001 for a refund of taxes paid for fiscal year 2000.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Intangible assets consist of goodwill related to the purchase of Alliance, which is being amortized on a straight-line basis over an estimated useful life of 10 years, as well as amounts paid to former affiliates of Alliance in exchange for non-compete agreements. In July 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No.142, Accounting for Goodwill and Intangible Assets. SFAS No. 142 provides that an intangible asset with a finite life may be amortized over its respective estimated useful life to its estimated residual value in proportion to the economic benefits consumed. The method of amortization should be systematic and rational but need not necessarily be the straight-line method. Amortization is not required for intangible assets which are determined to have an indefinite useful life. Useful lives of amortizable intangible assets are required to be re-evaluated each reporting period. As permitted by the transition guidance of SFAS 142, the Company will complete its transitional goodwill impairment test by June 30, 2002. The Company does not anticipate a material impact on its financial condition or results of operations as a result of implementing this standard. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

In August, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Adoption of SFAS No. 143 may result in increases in liabilities, assets, and expense recognition in financial statements. The Company does not anticipate a material impact on its financial condition or results of operations as a result of implementing this standard. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

The Financial Accounting Standards Board recently issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes the accounting and reporting provisions of Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, with respect to when certain asset impairment losses must be measured and recorded. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company does not anticipate a material impact on its financial condition or results of operations as a result of implementing this standard. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



        INDEX                                                         PAGE
----------------------------                                          ----
Independent Auditors' Report                                          18

Consolidated Balance Sheets                                           19

Consolidated Statements of Operations
  and Retained Earnings                                               20

Consolidated Statements of Cash Flows                                 21

Notes to Consolidated Financial Statements                            22-30


                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Oceanic Exploration Company:


We have audited the accompanying consolidated balance sheets of Oceanic Exploration Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly the financial position of Oceanic Exploration Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP


Denver, Colorado
March 1, 2002

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000


                                 ASSETS                                                       2001          2000
                               ----------                                                 -----------    -----------
Cash and cash equivalents, unrestricted                                              $      2,462,692      5,475,156
Trade accounts receivable, net of allowance for doubtful accounts
           of $7,968 and $0, respectively                                                     273,544        271,147
Due from affiliates                                                                            14,340          6,113
Accounts receivable - miscellaneous                                                           195,922         66,591
Prepaid expenses and other                                                                     85,038         32,698
                                                                                          -----------    -----------
                          Total current assets                                              3,031,536      5,851,705
                                                                                          -----------    -----------
Oil and gas property interests, full-cost method of accounting
           (notes 2, 3, and 7)                                                             39,033,600     39,033,600
           Less accumulated amortization, depreciation, and impairment allowance          (39,033,600)   (39,033,600)
                                                                                          -----------    -----------
                                                                                                   --             --
                                                                                          -----------    -----------
Furniture, fixtures, and equipment                                                            193,329        161,019
           Less accumulated depreciation                                                      (80,351)       (44,649)
                                                                                          -----------    -----------
                                                                                              112,978        116,370

Restricted cash                                                                               185,507           --
Goodwill, net of accumulated amortization of $161,034 and
           $69,014, respectively (note 5)                                                     409,159        501,179
                                                                                          -----------    -----------
                                                                                      $     3,739,180      6,469,254
                                                                                          ===========    ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
           Accounts payable                                                           $       321,965        150,483
           Accounts payable to affiliates                                                      60,000         60,000
           United Kingdom taxes payable, including accrued interest                           495,156        488,323
           Accrued expenses                                                                   179,916        185,274
                                                                                          -----------    -----------
                           Total current liabilities                                        1,057,037        884,080

Deferred income taxes (note 7)                                                                     --          2,208
Other non-current liabilities                                                                  26,736             --
                                                                                          -----------    -----------
                           Total liabilities                                                1,083,773        886,288
                                                                                          -----------    -----------
Stockholders' equity (note 8):
           Preferred stock, $10 par value.  Authorized 600,000 shares;
                     no shares issued                                                             --             --
           Common stock, $.0625 par value.  Authorized 12,000,000 shares;
                     issued and outstanding 9,916,154 shares                                  619,759        619,759
           Capital in excess of par value                                                     155,696        155,696
           Retained earnings                                                                1,879,952      4,807,511
                                                                                          -----------    -----------
                           Total stockholders' equity                                       2,655,407      5,582,966
                                                                                          -----------    -----------
Commitments and contingencies (notes 4, 6 and 8)
                                                                                      $     3,739,180      6,469,254
                                                                                          ===========    ===========


See accompanying notes to consolidated financial statements.

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

           Consolidated Statements of Operations and Retained Earnings
                     Years ended December 31, 2001 and 2000

                                                                                     2001           2000
                                                                                  -----------    -----------
Revenue:
   Net profit interest proceeds (note 2)                                         $         --      6,739,342
   Staffing revenue (note 5)                                                        2,682,027      2,721,012
   Interest income (note 2)                                                           181,068      2,300,281
   Other (note 8)                                                                     547,820        876,562
                                                                                  -----------    -----------
                                                                                    3,410,915     12,637,197
                                                                                  -----------    -----------
Costs and expenses:
   Interest and financing costs                                                        19,863         29,181
   Exploration expenses (note 4)                                                    1,517,272        273,591
   Staffing direct costs                                                            2,283,875      2,245,683
   Amortization and depreciation                                                      134,798         94,535
   General and administrative                                                       2,418,889      1,870,525
                                                                                  -----------    -----------
                                                                                    6,374,697      4,513,515
                                                                                  -----------    -----------
           Income (loss) before income taxes                                       (2,963,782)     8,123,682
Income tax benefit (expense) (note 6)                                                  36,223       (222,297)
                                                                                  -----------    -----------
           Net income (loss)                                                       (2,927,559)     7,901,385
Accumulated earnings (deficit) at beginning of year                                 4,807,511     (3,093,874)
                                                                                  -----------    -----------
Retained earnings at end of year                                                 $  1,879,952      4,807,511
                                                                                  ===========    ===========
Basic and diluted earnings (loss) per common share                               $      (0.30)          0.80
Weighted average number of common shares outstanding                                9,916,154      9,916,154

See accompanying notes to consolidated financial statements

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2001 and 2000

                                                                    2001           2000
                                                                 ----------      ---------
Cash flows from operating activities:
 Net income (loss)                                              $(2,927,559)     7,901,385
 Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities:
   Amortization and depreciation                                    134,798         94,535
   Impairment of oil and gas working interest                          --           33,600
   Loss on disposal of fixed assets                                   8,049          3,077
   Deferred income taxes                                             (2,208)       (10,325)
   Changes in operating assets and liabilities:
    Accounts receivable and due from affiliates                    (139,955)      (333,409)
    Prepaid expenses and other assets                              (237,847)       (19,495)
    Increase (decrease) in accounts payable                         171,482        (11,648)
    Increase (decrease) in United Kingdom taxes payable,
     including accrued interest payable; and accrued expenses         1,475       (133,071)
    Other noncurrent liabilities                                     26,736             --
                                                                 ----------      ---------
      Cash provided by (used in) operating activities            (2,965,029)     7,524,649
                                                                 ----------      ---------
Cash flows from investing activities:
 Purchase of operations and certain assets of Alliance                   --       (682,232)
 Purchase of oil and gas property interests                              --        (33,600)
 Purchases of fixed assets                                          (47,435)       (42,687)
 Sale of fixed assets                                                    --            200
                                                                 ----------      ---------
      Cash used in investing activities                             (47,435)      (758,319)
                                                                 ----------      ---------
Cash flows from financing activities:
 Repayments to shareholder and affiliates, net                           --     (1,357,636)
                                                                 ----------      ---------
      Net increase (decrease) in cash                            (3,012,464)     5,408,694
Cash at beginning of year                                         5,475,156         66,462
                                                                 ----------      ---------
Cash at end of year                                             $ 2,462,692      5,475,156
                                                                  =========      =========
Cash paid for interest                                          $       696        106,789
Cash paid for income taxes                                           88,193         89,000


See accompanying notes to consolidated financial statements

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    GENERAL

              Oceanic Exploration Company (the Company) was historically engaged in a worldwide search for oil and gas reserves. The Company's investment in oil and gas properties consists primarily of a nonoperated net profit interest in proven reserves offshore Greece (the Prinos Property). Effective March 31, 1999, the Consortium operating the Greek property relinquished its license pertaining to the development area to the Greek government. Amounts paid to the Company for its net profits interest were remitted in U.S. dollars.

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

              Capitalized costs less related accumulated amortization may not exceed the sum of (1) the present value of future net revenue from estimated production, computed using current prices, and costs and a discount rate of 10%; plus (2) the cost of producing properties not being amortized, if any; plus (3) the lower of cost or fair value of unproved properties included in costs being amortized; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Any excess costs are recorded as additional depletion expense.

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

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

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

              Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amount reported may be subjected to change at a later date upon final determination by the taxing authorities.

       (e)    EARNINGS (LOSS) PER SHARE

              Earnings (loss) per share is based on the weighted average number of common shares outstanding during the period.

       (f)    ESTIMATES

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management reviews its estimates, including those related to the recoverability and useful lives of assets as well as liabilities for income taxes. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.

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

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

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

       On December 31, 2001, all rights under the Participation Agreement expired and the cost of the working interest, plus the related impairment reserve, was written off.

(4)    EXPLORATION EXPENSES

       In 1974, Portugal granted an exclusive offshore concession to Petrotimor Companhia de Petroleos, S.A.R.L. (Petrotimor), a subsidiary of Oceanic, to explore for and develop oil and gas in the Timor Gap area. On January 5, 1976, subsequent to Indonesia's unlawful invasion and occupation of East Timor, Portugal agreed to a suspension of performance under the concession agreement, based upon force majeure.

       On December 11, 1989, Australia and Indonesia, ignoring Petrotimor's rights under the concession from Portugal, signed the Timor Gap Treaty (the Treaty), purporting to create a joint zone of cooperation whereby these two countries could control the exploration and development of hydrocarbons in an area over which both countries claimed rights. A portion of this area, designated as Zone A, falls largely within the area where Petrotimor holds rights under its concession agreement with Portugal. The Treaty created a Joint Authority that purported to enter into production sharing contracts with various companies who have carried out exploration activities.

       During 1999, the people of East Timor voted for independence from Indonesia and, the United Nations initiated a transition of East Timorese independence under the authority of the United Nations Transitional Administration in East Timor. On August 30, 2001, East Timor elected representatives to the Constituent Assembly to prepare a constitution for an independent and democratic East Timor. A draft constitution has been approved by the Constituent Assembly and East Timor will become an independent nation on May 20, 2002.

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

       On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Treaty, and the Phillips Petroleum companies operating within the Timor Gap area. Oceanic and Petrotimor claim that the Treaty and the pursuant legislation of the Australian Parliament was illegal for a number of reasons, including: (1) the Treaty and the legislation sought to claim significant portions of the continental shelf for Australia, which, under international law, belonged to East Timor, and (2) the Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate sovereign power, Portugal, to Oceanic and Petrotimor, without providing for just compensation. As the case involves complex issues of international and Australian constitutional law, it is expected that it will take a considerable period before the case is resolved.

       In addition to the Statement of Claim issued in Australia, Oceanic has submitted an application for an Expansion of Seabed Concession to the transitional government in East Timor, which would, if granted, expand the 1974 Petrotimor concession to correspond with the offshore area East Timor is entitled to claim under international law.

       During the years ended December 31, 2001 and 2000, respectively, the Company incurred exploration expenses of $1,511,625 and $122,608 related to activity in the Timor Gap area.

       In connection with the Company's litigation over the Timor Gap area, the Company was required to escrow $185,507 in a separate bank account during 2001 as security for court costs in the event the Company's litigation proves unsuccessful. The $185,507 has been designated as restricted cash.

(5)    ALLIANCE ACQUISITION

       As noted in note 1(a), the Company recorded the acquisition of Alliance using the purchase method of accounting. Under this method, the excess of the purchase price over the net assets acquired is first allocated to adjust the recorded value of the tangible and identified intangible assets acquired to their fair market value. Any excess is then recorded as goodwill. The purchase price, legal fees, and other professional fees incurred have been allocated as follows:


            Cash                                                      $  34,373
            Prepaid assets                                               10,998
            Fixed assets                                                101,041
            Goodwill                                                    570,193
                                                                      ---------
                                                                      $ 716,605
                                                                      =========


       The purchase price of $581,000 was paid to the shareholders of Alliance Staffing Associates, Inc., Karsten N. Blue and Linden P. Blue, who are the sons of James N. Blue, the Chairman of the Board and Chief Executive Officer of the Company.

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(6)    INCOME TAXES

       Income tax benefit (expense) consists of the following:


                                                                                2001                   2000
                                                                            --------------         --------------
       Current:
           Foreign - Canada                                                 $           --         $     (197,007)
           U.S. federal                                                             35,615                (35,615)
           U.S. state                                                               (1,600)                    --
                                                                             -------------         --------------
                     Total current income tax benefit (expense)                     34,015               (232,622)
       Deferred:
           U.S. federal                                                              2,208                 10,325
                                                                             -------------         --------------
                     Total income tax benefit (expense)                      $      36,223         $     (222,297)
                                                                             =============         ==============

       The reconciliation between tax expense computed by multiplying pretax income by the U.S. federal statutory tax rate of 34% and the reported amount of income tax expense is as follows:

                                                                                 2001                   2000
                                                                             -------------         --------------

       Computed at U.S. statutory tax rate                                   $   1,007,686          $  (2,762,052)
       Decrease (increase) in the valuation allowance                              (22,241)               520,088
       Foreign exploration expenses not deducted for tax purposes                 (513,953)                    --
       Foreign tax credits (recaptured) utilized, net                             (315,421)             2,019,667
       Adjustment of taxes provided in prior years and other, net                 (119,848)                    --
                                                                             -------------          -------------

                     Income tax benefit (expense)                            $      36,223          $    (222,297)
                                                                             =============          =============

       Greek income taxes are withheld from oil and gas revenue payments to the Company. The effective Greek income tax rate applicable to the Company's 15% net profits interest was reduced from 50% to 40% effective January 1, 1993 with respect to the Prinos and Prinos North development areas. The 50% tax rate remains effective for areas outside the development area. Included in tax expense at December 31, 2000 was $197,007 for Canadian taxes paid on proceeds from Denison. Oceanic intends to carry back the loss generated in fiscal year 2001 for a refund of taxes paid for fiscal year 2000.

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

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

       At December 31, 2001 and 2000, significant components of deferred tax assets and liabilities (excluding unused foreign tax credits) are as follows:


                                                                          2001                   2000
                                                                     --------------         --------------
       Deferred tax assets:
           Oil and gas properties, principally due to differences
             in depreciation and depletion and impairment             $     152,511          $     150,404
           Goodwill amortization                                             32,134                 13,772
           Other                                                             23,308                 21,536
                                                                      -------------          -------------
                                                                            207,953                185,712
       Valuation allowance                                                 (207,953)              (185,712)
       Deferred liabilities:
           Other                                                                 --                 (2,208)
                                                                      -------------          -------------
           Net deferred tax liabilities                               $          --                 (2,208)
                                                                      =============          =============


       The deferred tax asset at December 31, 2001, for which a valuation allowance has been recorded, will be recognized when its realization is more likely than not.

(7)    COMMON STOCK

       The Company adopted an incentive plan in June 1976 which reserved 500,000 shares of common stock for stock options and 200,000 shares for stock grants to be awarded to Company officers, directors, and employees, including certain eligible consultants. At December 31, 2001, no stock options or grants were outstanding. At that date, 223,500 shares were available for future stock option awards, and 115,626 shares were available for future stock grants.

(8)    RELATED PARTY TRANSACTIONS

       The Company provides management services to Cordillera Corporation (Cordillera), the beneficial controlling shareholder of the Company, and to San Miguel Valley Corporation (SMVC), an affiliate of Cordillera, under agreements providing for payments to the Company based on costs for actual time and expenses plus an additional fee of 5% of the total amount. During the years ended December 31, 2001 and 2000, such fees amounted to approximately $448,000 and $571,000, respectively, and have been included as other revenue in the accompanying consolidated statements of operations.

       The Company contributes for all qualified employees amounts to a defined contribution pension plan and a 401(k) plan administered by Cordillera. The Company makes contributions to these plans in accordance with the respective plan documents. During the years ended December 31, 2001 and 2000, the Company recorded expense of $83,019 and $78,884, respectively, under these plans.

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

       Additionally, the Company has taken over as plan sponsor for the Alliance 401(k) plan that was established July 1, 1993. According to plan documents, employer contributions are discretionary. The Company did not record any expense under this plan during the nine months ended December 31, 2000 and the year ended December 31, 2001.

       During August 2000, the Company relocated its corporate offices due to condemnation proceedings at the old location to allow for highway widening and light rail construction. The new office building is owned by Sorrento West Properties, Inc., a company indirectly owned and controlled by an officer and director of the Company. Under the terms of the new office building lease, dated September 1, 2000, the Company leases 4,990 square feet of space at an annual cost of $18.00 per square foot for the first 36 months rising to an annual cost of$18.50 per square foot for the next 24 months.

       The Company leases office space from an unrelated party in San Diego for the Alliance operations. Under the terms of a three year lease, beginning November 15, 2001, the Company leases 5,795 square feet of space at an annual cost of $20.40 per square foot. The lease contains a 3% escalation clause, effective on each anniversary date.

       Rent expense for the years ended December 31, 2001 and 2000, were $153,057 and $102,168, respectively. Future minimum lease payments under noncancelable operating leases for office space are as follows:


      Year ended December 31:
          2002                                        $           208,481
          2003                                                    212,873
          2004                                                    202,055
          2005                                                     61,543
                                                       ------------------

                                                      $           684,952
                                                       ==================


(9)    SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES

       The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, Disclosure about Oil and Gas Producing Activities (SFAS No. 69).

       (a)    DISCLOSURES ABOUT CAPITALIZED COSTS AND COSTS INCURRED

              Capitalized costs related to oil and gas producing activities are as follows:

                                                                           2001                   2000
                                                                    ----------------       ----------------
Unproved properties (domestic)                                   $                 -                 33,600
Proved properties (foreign)                                               39,000,000             39,000,000
                                                                    ----------------       ----------------
Accumulated amortization, depletion, and impairment allowance            (39,000,000)           (39,033,600)
                                                                    ----------------       ----------------
                                                                 $                 -                      -
                                                                    ================       ================

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

              Costs incurred in oil and gas producing activities for the years ended December 31, 2001 and 2000 were approximately as follows:

                                                                           2001                   2000
                                                                    ----------------       ----------------
Exploration costs (see note 4)                                   $         1,517,272                273,591
Impairment                                                                         -                 33,600





       (b)    OIL AND GAS REVENUE

              Results of operations from oil and gas producing activities in Greece for the years ended December 31, 2001 and 2000 are as follows:

                                                                           2001                   2000
                                                                    ----------------       ----------------
Net profits interest proceeds, net of Greek taxes                $                 -              6,739,342
                                                                    ----------------       ----------------
                                                                 $                 -              6,739,342
                                                                    ================       ================


              The Company's gross revenues are burdened only by Greek income taxes. The Company had no production costs since its property interest was a net profit interest.

(10)   INFORMATION CONCERNING BUSINESS SEGMENTS

       As discussed in notes 1 and 5, the Company acquired Alliance effective March 31, 2000. Upon this acquisition, the Company began operating in two business segments, oil and gas exploration and employment operations. The Company's oil and gas exploration activities have generally consisted of exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of, and any revenue from, a discovery. The objective of the Company's employment operations is to provide services consisting of executive search, professional and technical placement, human resources consulting, site management and contract staffing to companies in the San Diego area.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see note 1). The Company evaluates its segments based on operating income of the respective divisions.

                           OCEANIC EXPLORATION COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


       The table below presents certain financial information for the Company's operating segments as of and for the years ended December 31, 2001 and 2000.

                                                        OIL AND GAS
                                                        EXPLORATION,
                                                         INCLUDING             EMPLOYMENT
                                                         CORPORATE             OPERATIONS                 TOTAL
                                                     ----------------         -------------             ----------
Year ended December 31, 2001:
    Revenue                                       $           709,468             2,701,447              3,410,915
    Interest income                                           178,731                 2,337                181,068
    Loss before taxes                                      (2,309,351)             (654,431)            (2,963,782)
    Total assets                                            2,818,596               920,584              3,739,180
    Capital expenditures                                       25,304                22,131                 47,435
    Exploration expenses                                    1,517,272                    --              1,517,272
    Staffing direct costs                                          --             2,283,875              2,283,875
    Amortization and depreciation                               7,977               126,821                134,798

Year ended December 31, 2000:
    Revenue                                                 9,916,185             2,721,012             12,637,197
    Interest income                                         2,298,101                 2,180              2,300,281
    Income (loss) before taxes                              8,490,809              (367,127)             8,123,682
    Total assets                                            5,482,979               986,275              6,469,254
    Capital expenditures                                       67,811               690,708                758,519
    Exploration expenses                                      273,591                    --                273,591
    Staffing direct costs                                          --             2,245,683              2,245,683
    Amortization, depreciation, and impairment                 36,342                91,973                128,135



(11)   SIGNIFICANT CUSTOMERS

       As of December 31, 2001, the Company had accounts receivable from a significant customer totaling approximately $115,000. The same customer accounted for approximately 24% of the Company's revenue during the year ended December 31, 2001.

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

     None.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position held with the Company for each member of Oceanic's board of directors and each executive officer:


NAME                                AGE              POSITION
----                                ---              --------
James Neal Blue                     66               Director, chairman of the board and chief
                                                     executive officer

Charles N. Haas                     64               Director and president

John L. Redmond                     71               Director and vice-president, International Exploration

Gene E. Burke, M.D.                 72               Director

Sidney H. Stires                    72               Director

Janet A. Holle                      50               Vice-president/secretary

Phylis J. Anderson                  52               Treasurer and chief financial officer



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

John L. Redmond. Mr. Redmond has been a director of Oceanic since 1994. He has been vice- president, International Exploration, since 1990.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following information summarizes compensation paid by Oceanic to James N. Blue, chairman of the board and chief executive officer, Charles N. Haas, president, and Maureen Sullivan, president, Alliance Division.

                           SUMMARY COMPENSATION TABLE

                                                                                      Long Term Compensation
                                                                              -------------------------------------
                                          Annual Compensation                        Awards                Payout
                                      ------------------------------------    --------------------------------------
(a)                   (b)              (c)           (d)         (e)           (f)            (g)         (h)            (i)

Name                                                            Other         Restricted
and                                                             Annual        Stock                       LTIP         All Other
Principal            Fiscal           Salary         Bonus      Compen-       Award(s)       Options/     Payouts      Compen-
Position              Year             ($)            ($)       sation ($)    ($)            SARs (#)      ($)         sation ($)
------------------   ------           ------         -----      ----------    ------------   --------     ----------   ----------
James N. Blue,        2001            60,000(1)         --          --             --           --             --          --
 chairman of          2000            60,000(1)         --          --             --           --             --          --
 the board
 and chief
 executive
 officer

Charles N. Haas,      2001           175,000(2)      1,300          --             --           --             --        24,461(3)
 president            2000           175,000(2)         --          --             --           --             --        22,470(3)

Maureen
 Sullivan,            2001           150,000        13,224          --             --           --             --           -- (4)
 president
 Alliance
 Division



(1)      Monthly officer's fee of $5,000.

(2) A portion of the salary and compensation paid to Mr. Haas has been reimbursed based on cost sharing arrangements with other companies. (See Item 12, "Certain Relationships and Related Transactions.")

(3) Oceanic is a participant in the Cordillera and Affiliated Companies' Money Purchase Pension Plan and 401(k) Plan, covering all qualified employees of the Company. The pension plan is a non-contributory defined contribution plan. Company contributions to this plan are based on 6% of total compensation not exceeding the limit established annually for the Federal Insurance Contribution Act (FICA) and 11.7% of compensation in excess of this limit up to a maximum of $170,000. Vesting begins after two years of service at a rate of 20% annually with full vesting subsequent to six years of service or upon retirement, death or permanent disability. The 401(k) plan provides for discretionary employee contribution of up to 10% of annual pre-tax earnings, subject to the maximum amount established annually under
         Section 401(k) of the Internal Revenue Code. Oceanic is required to match contributions up to 6% of annual employee compensation. Employer contributions to the plan vest immediately.

(4) Ms. Sullivan is covered by a separate 401(k) plan that was established for Alliance employees prior to Oceanic's acquisition of Alliance.

Members of the board of directors who are not employees of Oceanic or any of its affiliates receive directors' fees of $500 per month. Members of the board of directors who are employees do not receive directors' fees. Mr. Blue receives a monthly fee of $5,000 for services as an officer of the Company.

At December 31, 2001, Oceanic had one material employment contract as follows:

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

As of March 1, 2002 there were issued and outstanding 9,916,154 shares of Common Stock, which is the Company's only class of voting securities. Holders of Common Stock are entitled to one vote per share on each matter upon which shareholders may be entitled to vote.

The following table sets forth information regarding shares of Common Stock of Oceanic beneficially owned as of March 1, 2002 by: (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table and (iv) all officers and directors as a group.


                                                                                      Nature of             Percentage of
Names and Addresses of Officers,                            Amount of                 Beneficial                Voting
Directors and Principal Shareholders                       Common Stock               Ownership               Securities
------------------------------------                       ------------            ----------------           ----------
Allen & Company                                              824,200               Sole voting and              8.3 %
and various affiliates (1)                                                         investment power
711 Fifth Avenue
New York, NY 10022

NWO Resources, Inc. (2)                                     4,912,178              Sole voting and              49.5 %
c/o Samuel C. Randazzo                                                             investment power
21 E. State Street, Suite 1700
Columbus, OH 43215

Cordillera Corporation (2)                                   545,800               Sole voting and              5.5 %
7800 E. Dorado Place, Suite 250                                                    investment power
Englewood, CO 80111

James N. Blue (3)                                              None                      (2)                     N/A
7800 E. Dorado Place, Suite 250
Englewood, CO 80111



                                                                                      Nature of             Percentage of
Names and Addresses of Officers,                            Amount of                 Beneficial                Voting
Directors and Principal Shareholders                       Common Stock               Ownership               Securities
------------------------------------                       ------------            ----------------           ----------

Charles N. Haas (3)                                            None                      N/A                     N/A
7800 E. Dorado Place, Suite 250
Englewood, CO 80111

Sidney H. Stires (3)                                          68,500                  As Trustee            less than 1%
12 East 44th Street
New York, NY 10017

Gene E. Burke, M.D. (3)                                        None                      N/A                     N/A
3555 Timmons, # 660
Houston, TX 77027

John L. Redmond (3)                                            None                      N/A                     N/A
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


(1) The information regarding Common Stock owned by Allen & Company is based on the information contained in the Amendment No. 1 to Schedule 13D dated April 20, 1987 filed by the persons and entities identified below, which reports the following ownership of the Common Stock (not adjusted for the issuance of 6,001,000 shares of Common Stock pursuant to the Rights Offering):


Names                                                                  Common Shares          Percentages
-----                                                                  -------------          -----------
Allen & Company                                                              165,000              1.7%
American Diversified Enterprises, Inc.                                       232,500              2.3%
Herbert Anthony Allen,                                                        47,917               .5%
  Susan Kathleen Wilson and Herbert
  Allen as Successor Trustees of Trust
  created by Herbert Allen pursuant to
  Agreement dated 12/1/64
Terry Allen Kramer and Irwin H. Kramer,                                       70,000               .7%
  as Trustees U/A for Issuer of
  Terry Allen Kramer pursuant to
  Agreement dated 4/5/63
Toni Allen Goutal                                                             55,500               .6%
Angela Frances Allen Kramer                                                   43,700               .4%



Names                                                                  Common Shares          Percentages
-----                                                                  -------------          -----------
Nathaniel Charles Allen Kramer                                                56,000              .6%
Bruce Allen                                                                   20,000              .2%
C. Robert Allen, IV                                                            5,000              .1%
John Godwin Allen                                                              5,000              .1%
Luke Andrew Allen                                                              5,000              .1%
Thaddeus Mack Allen                                                            5,000              .1%
Evelyn Henry                                                                  52,000              .5%
Marjorie Bisgood                                                              59,500              .6%
Bradley Roberts                                                                2,083                *


  *   Less than .1%

(2) Mr. Blue is president and a director of NWO. He is also president and a major stockholder of Cordillera Corporation ("Cordillera"), the major stockholder of NWO. Through Cordillera and affiliates, Mr. Blue beneficially holds approximately 4% of the common stock of Oceanic.

(3)   Director of Oceanic

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENTS

Oceanic provides services to Cordillera and to San Miguel Valley Corporation, an affiliate of Cordillera, pursuant to management agreements. Amounts received under the agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee of 5% of the total amount. During the years ended December 31, 2001 and 2000, management fees received were approximately $448,000 and $571,000, respectively. Mr. Blue, the chairman of the board and chief executive officer of Oceanic, is president and a major stockholder of Cordillera. In addition, Oceanic received management fees of approximately $67,000 and $0 for the years ended December 31, 2001 and 2000, respectively, from two companies previously connected to Alliance.

OFFICER FEES

Mr. Blue receives officers' fees of $5,000 per month for his services as chairman of the board and chief executive officer of Oceanic. Mr. Blue is president and a director of NWO, the Company's principal stockholder. He is also president and a major stockholder of Cordillera, the major stockholder of NWO. Through Cordillera and affiliates, Mr. Blue beneficially holds approximately 4% of the common stock of Oceanic.

EMPLOYEE BENEFIT PLANS

Cordillera has a defined contribution pension plan and a 401(k) plan covering all qualified employees of Oceanic. Contributions to the pension plan are based on a percentage of employee compensation ranging from 6% to 11.7%. Oceanic is required to match employee 401(k) contributions up to 6% of annual compensation. For the years ended December 31, 2001 and 2000, Oceanic recorded $83,019 and $78,884, respectively, as pension and 401(k) expense under these plans. Mr. Blue, chairman of the board and chief executive officer of Oceanic, is president and a major stockholder of Cordillera.

Additionally, the Company has taken over as plan sponsor for the Alliance 401(k) plan that was established July 1, 1993. According to plan documents, employer contributions are discretionary. The Company did not record any pension plan expense, under this plan, for the years ended December 31, 2001 and 2000.

Effective December 31, 2001, the Alliance 401(k) plan has been terminated. The Internal Revenue Code of 1986, as amended (the "Code"), provides for a transition period, subsequent to an acquisition, for purposes of meeting minimum coverage requirements. The transition period for Oceanic, subsequent to the acquisition of Alliance, ended on December 31, 2001. The Cordillera Plans have been amended, effective as of January 1, 2002, to cover eligible employees of Alliance.

LEASE OF CORPORATE HEADQUARTERS

The office building at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111 is owned by Sorrento West Properties, Inc., a company indirectly owned and controlled by Mr. Blue, chairman of the board and chief executive officer of Oceanic, and his family. Oceanic believes that, with respect to the lease of its corporate headquarters, it has obtained terms no less favorable than what could have been obtained from unrelated parties in an arms-length transaction.

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

10.2                   Letter Agreement dated July 28,                  Report on Form 10-K for
                       1976 amending Agreement of                       year ended September 30, 1976
                       June 30, 1976

10.3                   Amendment dated August 27, 1976                  Report on Form 10-K for
                       to Agreement of June 30, 1976                    year ended September 30, 1976


  Exhibit Number         Name of Exhibit                                    Location
  --------------         ---------------                                    --------


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

10.11                    Non-Compete Agreement and Continuity               Exhibit 99.2 of the Report on
                         of Business Dealings Undertaking with              Form 8-K dated March 31, 2000
                         Alliance Services Associates, Inc.



  Exhibit Number         Name of Exhibit                                    Location
  --------------         ---------------                                    --------


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

10.16                    Employment Agreement with                          Exhibit 10.16 of the Report on
                         Maureen Sullivan, president of                     Form 10-KSB for the year
                         Alliance division                                  ended December 31, 2000


(b) No reports on Form 8-K were filed during the last quarter during the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     OCEANIC EXPLORATION COMPANY
                                                            (REGISTRANT)


                                           By           /s/ Charles N. Haas
                                             -----------------------------------
                                                      Charles N. Haas, President

                                           Dated        29 March 2002
                                                --------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated, namely:

1.       By its principal executive officer.


Date:    29 March 2002               By       /s/ Charles N. Haas
     ---------------------             -----------------------------------------
                                                  Charles N. Haas, President

2.       And by its principal financial officer.


Date:     29 March 2002              By      /s/ Phylis J. Anderson
     ---------------------             -----------------------------------------
                                                 Phylis J. Anderson, Treasurer

3.       And by a majority of its board of directors.


Date:      29 March 2002             By      /s/ James N. Blue
     ---------------------             -----------------------------------------
                                                 James N. Blue, Director


Date:       29 March 2002            By      /s/ Charles N. Haas
     ---------------------             -----------------------------------------
                                                 Charles N. Haas, Director


Date:       29 March 2002            By      /s/ John L. Redmond
     ---------------------             -----------------------------------------
                                                 John L. Redmond, Director