Form 10QSB
period 2002-03-31
OCEANIC EXPLORATION CO
filed 2002-05-13
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from to ______. Commission file number
         0-6540.


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

Shares outstanding at
May 10, 2002
9,916,154                                               Common $.0625 Par Value

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS
                                                                    March 31, 2002    December 31, 2001
                                                                    --------------    -----------------
Cash and cash equivalents                                             $  1,725,385      $  2,462,692
Trade accounts receivable, net of allowance for doubtful accounts
   of $11,369 and $7,968, respectively                                     229,220           273,544
Due from affiliates                                                         17,726            14,340
Accounts receivable-miscellaneous                                          206,763           195,922
Prepaid expenses and other                                                  82,226            85,038
                                                                      ------------      ------------
               Total current assets                                      2,261,320         3,031,536
                                                                      ------------      ------------

Oil and gas property interests, full-cost method of accounting          39,000,000        39,000,000
   Less accumulated amortization and depreciation                      (39,000,000)      (39,000,000)
                                                                      ------------      ------------
                                                                              --                --

Furniture, fixtures and equipment                                          195,544           193,329
   Less accumulated depreciation                                           (91,538)          (80,351)
                                                                      ------------      ------------
                                                                           104,006           112,978

Restricted cash                                                            173,245           185,507
Goodwill, net of accumulated amortization of $73,534 (note 2)              346,659           346,659
Other intangible assets, net of accumulated amortization of
   $100,000 and $87,500, respectively                                       50,000            62,500
                                                                      ------------      ------------

                                                                      $  2,935,230      $  3,739,180
                                                                      ============      ============

                                                                                         (Continued)

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS CONTINUED
                                   (UNAUDITED)



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    March 31, 2002 DECEMBER 31, 2001
                                                                    -------------- -----------------
Current liabilities:
  Accounts payable                                                   $  469,220       $  321,965
  Accounts payable to affiliates                                             --           60,000
  United Kingdom taxes payable,  including
     accrued interest                                                   470,956          495,156
  Accrued expenses                                                      217,546          179,916
                                                                     ----------       ----------
     Total current liabilities                                        1,157,722        1,057,037

Other non-current liabilities                                            26,018           26,736
                                                                     ----------       ----------

     Total liabilities                                                1,183,740        1,083,773
                                                                     ----------       ----------

Stockholders' equity:
   Preferred stock, $10 par value.  Authorized
      600,000 shares; none issued                                            --               --
   Common stock, $.0625 par value.  Authorized
      12,000,000 shares; 9,916,154 shares issued and outstanding        619,759          619,759
   Capital in excess of par value                                       155,696          155,696
   Retained earnings                                                    976,035        1,879,952
                                                                     ----------       ----------

     Total stockholders' equity                                       1,751,490        2,655,407
                                                                     ----------       ----------

                                                                     $2,935,230       $3,739,180
                                                                     ==========       ==========


          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                              Three Months Ended
                                                                  March 31,
                                                            2002             2001
                                                         -----------      -----------
Revenues:
  Staffing revenue                                       $   680,219          717,131
  Interest income                                              8,216           77,466
  Other                                                      277,852          138,781
                                                         -----------      -----------
                                                             966,287          933,378
                                                         -----------      -----------

Costs and expenses:
  Interest and financing costs                                 5,232            4,849
  Exploration expenses (note 3)                              669,578           30,486
  Staffing direct costs                                      559,602          624,517
  Amortization and depreciation                               23,687           33,469
  General and administrative                                 612,105          568,988
                                                         -----------      -----------
                                                           1,870,204        1,262,309
                                                         -----------      -----------

Loss before income taxes                                    (903,917)        (328,931)

Income tax benefit                                                --               --
                                                         -----------      -----------

    Net loss                                             $  (903,917)        (328,931)
                                                         ===========      ===========

Loss per common share                                    $     (0.09)           (0.03)

Weighted average number of common shares outstanding       9,916,154        9,916,154



          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                2002             2001
                                                                             -----------      -----------
Cash flows from operating activities:
   Net loss                                                                  $  (903,917)        (328,931)
   Adjustments to reconcile net loss to cash
      used in operating activities:
         Amortization and depreciation                                            23,687           33,469
         Changes in operating assets and liabilities:
            Accounts receivable and due from affiliates                           30,097           20,533
            Prepaid expenses and other assets, including restricted cash          15,074            8,277
            Accounts payable                                                      87,255          (89,057)
            United Kingdom taxes payable, including accrued
              interest payable and accrued expenses                               13,430           11,261
            Other non-current liabilities                                           (718)              --
                                                                             -----------      -----------

                     Cash used in operating activities                          (735,092)        (344,448)

Cash flows used in investing activities --
       Purchase of fixed assets                                                   (2,215)         (18,853)
                                                                             -----------      -----------

                     Net decrease in cash                                       (737,307)        (363,301)
                                                                             -----------      -----------

Cash at beginning of period                                                    2,462,692        5,475,156
                                                                             -----------      -----------

Cash at end of period                                                        $ 1,725,385        5,111,855
                                                                             ===========      ===========


          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated balance sheet as of December 31, 2001 that has been derived from audited financial statements, and the unaudited interim consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although Oceanic Exploration Company ("Oceanic" or "the Company") believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal recurring accruals have been made which are necessary for the fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The information included herein should be read in conjunction with the financial statements and notes thereto included in the December 31, 2001 Form 10-KSB.

(2)     GOODWILL

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. As of March 31, 2002, the Company has not completed its transitional impairment analysis. As of January 1, 2002, goodwill previously recorded in connection with the acquisition of Alliance, the net balance of which was $346,659 as of December 31, 2001, will no longer be amortized and will be reviewed for impairment at least annually. The impact of adopting SFAS 142 in 2002 was a reduction in expense of $10,505, as compared to the first quarter of 2001.

(3)     EXPLORATION EXPENSES

         As discussed in the December 31, 2001 Form 10-KSB, in 1974, Portugal granted an exclusive offshore concession to Petrotimor Companhia de Petroleos, S.A.R.L. ("Petrotimor"), a subsidiary of Oceanic, to explore for and develop oil and gas in the Timor Gap area. On January 5, 1976, subsequent to Indonesia's unlawful invasion and occupation of East Timor, Portugal agreed to a suspension of performance under the concession agreement, based upon force majeure.

         On December 11, 1989, Australia and Indonesia, ignoring Petrotimor's rights under the concession from Portugal, signed the Timor Gap Treaty (the "Treaty"), purporting to create a joint zone of cooperation whereby these two countries could control the exploration and development of hydrocarbons in an area over which both countries claimed rights. A portion of this area, designated as Zone A, falls largely within the area where Petrotimor holds rights under its concession agreement with Portugal. The Treaty created a Joint Authority that purported to enter into production sharing contracts with various companies who have carried out exploration activities.

         During 1999, the people of East Timor voted for independence from Indonesia and, the United Nations initiated a transition of East Timorese independence under the authority of the United Nations Transitional Administration in East Timor. On August 30, 2001, East Timor elected representatives to the Constituent Assembly to prepare a constitution for an independent and democratic East Timor. A draft constitution has been approved by the Constituent Assembly and East Timor is scheduled to become an independent nation on May 20, 2002.

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

         In addition to the Statement of Claim issued in Australia, Oceanic has submitted an application for an Expansion of Seabed Concession to the transitional government in East Timor, which would, if granted, expand the 1974 Petrotimor concession to correspond with the offshore area East Timor is entitled to claim under international law. The Company has received no response to this application.

         On March 23 and 24, 2002, Petrotimor sponsored a seminar in Dili, the capital of East Timor, for the purpose of explaining to local government representatives, and other interested parties, the maritime boundaries to which East Timor is entitled under current international law and the substantial economic benefits that would be derived by East Timor from claiming such expanded boundaries.

         During the three months ended March 31, 2002 and 2001, respectively, the Company incurred expenses of $665,949 and $28,315 related to its activities in the Timor Gap area which are included in exploration expense.

         In connection with the Company's litigation over the Timor Gap area, the Company was required to escrow certain funds in a separate bank account as security for court costs in the event the Company's litigation proves unsuccessful. The funds have been designated as restricted cash.

 (4)     INCOME TAXES

         A valuation allowance was provided for the deferred income tax asset attributable to the net operating loss incurred during the three months ended March 31, 2002.

 (5)     INFORMATION CONCERNING BUSINESS SEGMENTS

         The Company has operations in two business segments, oil and gas exploration and employment operations. The Company's oil and gas exploration activities have generally consisted of exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of, and any revenue from, a discovery. The objective of the Company's employment operations is to provide services consisting of executive search, professional and technical placement, human resources consulting, site management and contract staffing to companies primarily in the San Diego area.

         The table below presents certain financial information for the Company's operating segments as of and for the three months ended March 31, 2002 and 2001.

                                               OIL AND GAS
                                               EXPLORATION,
                                                INCLUDING        EMPLOYMENT
THREE MONTHS ENDED MARCH 31, 2002               CORPORATE        OPERATIONS        TOTAL
---------------------------------              -----------       ----------        -----
Revenues                                           283,638         682,649         966,287
Loss before taxes                                 (773,712)       (130,205)       (903,917)
Total assets                                     1,977,444         957,786       2,935,230


THREE MONTHS ENDED MARCH 31, 2001
---------------------------------

Revenues                                           213,267         720,111         933,378
Loss before taxes                                 (137,874)       (191,057)       (328,931)
Total assets                                     5,136,537         925,990       6,062,527

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain information in this Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Readers can identify these statements by words such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected acquisition benefits, the volatility and level of oil and natural gas prices, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, fluctuations in the economic environment and other such matters, many of which are beyond the control of the Company. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

         The following discussion and analysis should be read in conjunction with Oceanic's Consolidated Financial Statements and Notes thereto as of December 31, 2001 and March 31, 2002 and 2001 and for the respective periods then ended.

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

         Currently, primary sources of liquidity are cash and cash equivalents, employment operations and management agreements. Cash needs are for the operation of an employment agency, corporate expenses, costs associated with actions relating to East Timor and the payment of trade payables. Exploration and development programs and employment operations are being financed by internally generated cash flow and cash and cash equivalents on hand. The capital expenditure budget is periodically reviewed and is a function of necessity and available cash flow.

         Cash Flow: Cash used in operating activities for the three months ended March 31, 2002 and 2001 was $735,092 and $344,448, respectively. Ongoing legal and professional fees associated with the litigation in the Australian courts and the application for an Expansion of Seabed

Concession in East Timor required substantial expenditures during the three months ended March 31, 2002. During the three months ended March 31, 2002 and 2001, respectively, the Company incurred expenses of $665,959 and $28,315 related to activities in the Timor Gap area which are included in exploration expense.

         During the three months ended March 31, 2002, operations of the employment agency in San Diego, California, produced a net loss of approximately $130,000, and resulted in cash used in operating activities of approximately $34,500. Staffing revenue generated by Alliance during the first three months of 2002 averaged approximately $226,700 per month compared to approximately $239,000 during the first three months of 2001.

         Oceanic currently receives approximately $540,000 per year in connection with services provided to Cordillera Corporation and San Miguel Valley Corporation, pursuant to management agreements, compared to $448,000 for the year ended December 31, 2001. In addition, Oceanic receives approximately $205,000 per year in management fees from two companies previously connected to Alliance. Amounts received under the management agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee up to 5% of the total amount. Management fees included in other revenues, for the three months ended March 31, 2002 were approximately $186,500 compared to approximately $112,000 for the three months ended March 31, 2001.

         Oceanic had $1,725,385 in cash and cash equivalents and working capital of $1,103,598 at March 31, 2002 compared with $2,462,692 in cash and cash equivalents and working capital of $1,974,499 at December 31, 2001.

 RESULTS OF OPERATIONS

         Total revenue for the three months ended March 31, 2002 is 4% higher than total revenue for the three months ended March 31, 2001. Staffing revenue is down 5% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Despite the decrease in revenues, results of operations for Alliance have improved. Alliance's gross margin was 17.7% and 12.9% for the three months ended March 31, 2002 and 2001, respectively. General and administrative costs were reduced by 11.6% during the first three months of 2002 compared to the first three months of 2001. Net loss for the three months ended March 31, 2002 was $130,205 compared to a net loss of $191,057 for the three months ended March 31, 2001.

         Interest income for the three months ended March 31, 2002 is 89% less than the three months ended March 31, 2001 due to lower cash balances and a decrease in interest rates.

         Other revenue is approximately twice as much for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, due to an increase in management fees charged to Cordillera and San Miguel Valley Corporation and the addition of management fees from two companies previously related to Alliance for which agreements for management fees did not exist during the three months ended March 31, 2001. Also included in other revenue for the three months ended March 31, 2002 is $60,000 relating to the write-off of a previous accrual that management believes is no longer due and payable.

         Exploration expenses for the three months ended March 31, 2002 are $639,092 higher than during the comparable three months of 2001. The increase is due to ongoing legal fees associated with the legal action commenced in Australia, as described below, and the application to expand an offshore oil and gas concession located in an area between Australia and East Timor known as the Timor Gap.

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

         During 1999 the people of East Timor voted for independence from Indonesia and the United Nations initiated a transition of East Timorese independence under the authority of the United Nations Transitional Administration in East Timor. On August 30, 2001, East Timor elected representatives to the Constituent Assembly to prepare a constitution for an independent and democratic East Timor. A draft constitution has been approved by the Constituent Assembly and East Timor is scheduled to be the world's newest independent country on May 20, 2002.

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

         Amortization and depreciation for the three months ended March 31, 2002 is 29.2% less than the three months ended March 31, 2001. This is mainly due to implementation of Statement of Financial Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Intangible Assets. Pursuant to SFAS 142, net goodwill of $346,659 as of December 31, 2001, associated with the acquisition of Alliance, is no longer being amortized but will be tested for impairment annually. As permitted by the transition guidance of SFAS 142, Oceanic will complete its transitional goodwill impairment test by June 30, 2002. Related amortization expense was $10,505 during the three months ended March 31, 2001.

         Total general and administrative costs are 7.6% higher for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. As discussed above, general and administrative expenses relating to the employment operations declined 11.6%. General and administrative costs for corporate and the oil and gas operations increased 30% mainly due to increased salary expense. This increase is attributable to a change in certain personnel during 2001 and the addition of an employee during the last quarter of 2001.

                           PART II - OTHER INFORMATION

ITEM 1. EXHIBITS AND REPORTS ON FORM 8-K

      None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OCEANIC EXPLORATION COMPANY



Date:          10 May 2002                   /s/ Charles N. Haas
       -----------------------------      -------------------------------------
                                            Charles N. Haas
                                            President



Date:          10 May 2002                   /s/ Phylis J. Anderson
       -----------------------------      -------------------------------------
                                            Phylis J. Anderson
                                            Treasurer and Chief Financial
                                              Officer