Form 10QSB
period 2002-06-30
OCEANIC EXPLORATION CO
filed 2002-08-14
CIK 73759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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


            ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Shares outstanding at
July 31, 2002
9,916,154                                                Common $.0625 Par Value

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS
                                                                      June 30, 2002      December 31, 2001
                                                                      -------------      -----------------
Cash and cash equivalents                                             $     748,677      $       2,462,692
Trade accounts receivable, net of allowance for doubtful
accounts of $12,585 and $7,968, respectively                                179,062                273,544
Due from affiliates                                                          10,599                 14,340
Accounts receivable-miscellaneous                                           221,089                195,922
Prepaid expenses and other                                                   70,569                 85,038
                                                                      -------------      -----------------
               Total current assets                                       1,229,996              3,031,536
                                                                      -------------      -----------------
Oil and gas property interests, full-cost method of accounting           39,000,000             39,000,000
   Less accumulated amortization and depreciation                       (39,000,000)           (39,000,000)
                                                                      -------------      -----------------
                                                                                 --                     --

Furniture, fixtures and equipment                                           193,731                193,329
   Less accumulated depreciation                                           (102,195)               (80,351)
                                                                      -------------      -----------------
                                                                             91,536                112,978

Restricted cash                                                             185,225                185,507
Goodwill, net of accumulated amortization of $73,534 (note 2)               346,659                346,659
Other intangible assets, net of accumulated amortization of
   $112,500 and $87,500, respectively                                        37,500                 62,500
                                                                      -------------      -----------------

                                                                      $   1,890,916      $       3,739,180
                                                                      =============      =================

                                                                     (Continued)

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS CONTINUED
                                   (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            June 30, 2002     December 31, 2001
                                                            -------------     -----------------
Current liabilities:
  Accounts payable                                          $     240,139     $         321,965
  Accounts payable to affiliates                                       --                60,000
  United Kingdom taxes payable, including
     accrued interest                                             511,057               495,156
  Accrued expenses                                                181,674               179,916
                                                            -------------     -----------------
               Total current liabilities                          932,870             1,057,037

Other non-current liabilities                                      25,476                26,736
                                                            -------------     -----------------
               Total liabilities                                  958,346             1,083,773
                                                            -------------     -----------------
Stockholders' equity:
  Preferred stock, $10 par value. Authorized
     600,000 shares; none issued                                       --                    --
  Common stock, $.0625 par value. Authorized
     12,000,000 shares; 9,916,154 shares issued and
     outstanding                                                  619,759               619,759
  Capital in excess of par value                                  155,696               155,696
  Retained earnings                                               157,115             1,879,952
                                                            -------------     -----------------
               Total stockholders' equity                         932,570             2,655,407
                                                            -------------     -----------------
                                                            $   1,890,916     $       3,739,180
                                                            =============     =================


          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended                 Six Months Ended
                                                     June 30,                          June 30,
                                              2002             2001              2002              2001
                                         ------------      ------------      ------------      ------------
Revenues:
  Staffing revenue                       $    486,305           578,452      $  1,166,524         1,295,583
  Interest income                               6,484            52,301            14,700           129,767
  Other                                       163,217           128,334           441,069           267,115
                                         ------------      ------------      ------------      ------------
                                              656,006           759,087         1,622,293         1,692,465
                                         ------------      ------------      ------------      ------------
Costs and expenses:
  Interest and financing costs                  5,906             4,833            11,138             9,682
  Exploration expenses (note 3)               458,635           306,343         1,128,213           336,829
  Staffing direct costs                       408,599           489,863           968,201         1,114,380
  Amortization and depreciation                23,762            33,512            47,449            66,981
  General and administrative                  578,024           682,099         1,190,129         1,251,087
                                         ------------      ------------      ------------      ------------
                                            1,474,926         1,516,650         3,345,130         2,778,959
                                         ------------      ------------      ------------      ------------
Loss before income taxes                     (818,920)         (757,563)       (1,722,837)       (1,086,494)

Income tax benefit                                 --            34,815                --            34,815
                                         ------------      ------------      ------------      ------------
    Net loss                             $   (818,920)          722,748        (1,722,837)       (1,051,679)
                                         ============      ============      ============      ============
Loss per common share                    $      (0.08)            (0.07)            (0.17)            (0.11)
                                         ============      ============      ============      ============



          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                    2002              2001
                                                                                ------------      ------------
Cash flows from operating activities:
   Net loss                                                                     $ (1,722,837)       (1,051,679)
   Adjustments to reconcile net loss to cash
      used in operating activities:
         Amortization and depreciation                                                47,449            66,981
         Loss on disposal of fixed assets                                                909             2,616
         Changes in operating assets and liabilities:
            Accounts receivable and due from affiliates                               73,056            17,926
            Prepaid expenses and other assets, including restricted cash              14,751            (3,436)
            Accounts payable and due affiliates                                     (141,826)          132,382
            United Kingdom taxes payable, including accrued
               interest payable and accrued expenses                                  17,659           112,082
            Other non-current liabilities                                             (1,260)               --
                                                                                ------------      ------------
                     Cash used in operating activities                            (1,712,099)         (723,128)
Cash flows from investing activities:
   Purchase of fixed assets                                                           (2,216)          (18,853)
   Sale of fixed assets                                                                  300                --
                                                                                ------------      ------------
                     Cash used in investing activities                                (1,916)          (18,853)
                                                                                ------------      ------------
                     Net decrease in cash                                         (1,714,015)         (741,981)
                                                                                ------------      ------------
Cash at beginning of period                                                        2,462,692         5,475,156
                                                                                ------------      ------------
Cash at end of period                                                           $    748,677         4,733,175
                                                                                ============      ============



          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

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

(2) GOODWILL

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. As of January 1, 2002, goodwill previously recorded in connection with the acquisition of Alliance, the net balance of which was $346,659 as of December 31, 2001, will no longer be amortized and will be reviewed for impairment at least annually. The Company has completed its transitional impairment analysis and has determined there was no impairment of goodwill as of January 1, 2002. There can be no assurance there will not be an impairment of goodwill at a later date. Oceanic will continue to monitor the carrying value of its goodwill and will record an impairment write-down as required. The impact of adopting SFAS 142 in 2002 was a reduction in expense during the first three and six months of 2002 of approximately $10,500 and $21,000, respectively, as compared to the first three and six months of 2001.

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

         During 1999, the people of East Timor voted for independence from Indonesia and the United Nations initiated a transition of East Timorese independence under the authority of the United Nations Transitional Administration in East Timor. On August 30, 2001, East Timor elected representatives to the Constituent Assembly to prepare a constitution for an independent and democratic East Timor. A constitution was approved by the Constituent Assembly and East Timor became an independent nation on May 20, 2002.

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

         During the six months ended June 30, 2002 and 2001, respectively, the Company incurred expenses of $1,121,446 and $333,235, respectively, related to its activities in the Timor Gap area which are included in exploration expense.

         In connection with the Company's litigation over the Timor Gap area, the Company was required to escrow certain funds in a separate bank account as security for court costs in the event the Company's litigation proves unsuccessful. The funds have been designated as restricted cash.


(4) INCOME TAXES

         A valuation allowance was provided for the entire deferred income tax asset attributable to the net operating loss incurred during the six months ended June 30, 2002.


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

         The table below presents certain financial information for the Company's operating segments as of and for the three and six months ended June 30, 2002 and 2001.

                                        OIL AND GAS
                                        EXPLORATION,
                                          INCLUDING        EMPLOYMENT
THREE MONTHS ENDED JUNE 30, 2002          CORPORATE        OPERATIONS           TOTAL
--------------------------------        ------------      ------------      ------------
Revenues                                     170,150           485,856           656,006
Loss before taxes                           (642,023)         (176,897)         (818,920)
Total assets                                 974,509           916,407         1,890,916


THREE MONTHS ENDED JUNE 30, 2001
--------------------------------
Revenues                                     171,371           587,716           759,087
Loss before taxes                           (586,834)         (170,729)         (757,563)
Total assets                               4,821,273           840,766         5,662,039

SIX MONTHS ENDED JUNE 30, 2002
------------------------------
Revenues                                     453,787         1,168,506         1,622,293
Loss before taxes                         (1,415,735)         (307,102)       (1,722,837)
Total assets                                 974,509           916,407         1,890,916


SIX MONTHS ENDED JUNE 30, 2001
------------------------------
Revenues                                     384,638         1,307,827         1,692,465
Loss before taxes                           (726,165)         (360,329)       (1,086,494)
Total assets                               4,821,273           840,766         5,662,039


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

         The following discussion and analysis should be read in conjunction with Oceanic's Consolidated Financial Statements and Notes thereto as of December 31, 2001 and June 30, 2002 and 2001 and for the respective periods then ended.

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

         Currently, primary sources of liquidity are cash and cash equivalents, employment operations and management agreements. Cash needs are for the operation of an employment agency, corporate expenses, costs associated with actions relating to East Timor and the payment of trade payables. Operations of the Company are presently being financed by internally generated cash flow and cash and cash equivalents on hand. Oceanic is evaluating various financing options that could include debt or equity. The capital expenditure budget is periodically reviewed and is a function of necessity and available cash flow.

         Cash Flow: Cash used in operating activities for the six months ended June 30, 2002 and 2001 was $1,712,099 and $723,128, respectively. Ongoing legal and professional fees associated with the litigation in the Australian courts and the application for an Expansion of Seabed Concession in East Timor has required substantial expenditures. During the six months ended June 30, 2002 and 2001, respectively, the Company incurred expenses of $1,121,446 and $333,235 related to legal and commercial activities in Australia and the Timor Gap area which are included in exploration expense.

         During the six months ended June 30, 2002, operations of the employment agency in San Diego, California, produced a net loss of approximately $307,000, and resulted in cash used in operating activities of approximately $165,500. Staffing revenue generated by Alliance during the first six months of 2002 averaged approximately $194,500 per month compared to approximately $216,000 during the first six months of 2001.

         Oceanic currently receives approximately $540,000 per year in connection with services provided to Cordillera Corporation and San Miguel Valley Corporation, pursuant to management agreements, compared to $448,000 for the year ended December 31, 2001. In addition, Oceanic has management agreements with Points Four World Travel, Inc. and Global Access Telecommunications, Inc. that amount to approximately $205,000 per year. Amounts received under these two contracts during the year ended December 31, 2001 was approximately $66,800. Oceanic's Chairman of the Board and Chief Executive Officer is affiliated with all these corporations. Amounts received under the management agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee of up to 5% of the total amount. Management fees, which are included in other revenues, were approximately $373,000 for the six months ended June 30, 2002 compared to approximately $235,000 for the six months ended June 30, 2001.

         Oceanic had $748,677 in cash and cash equivalents and working capital of $297,126 at June 30, 2002 compared with $2,462,692 in cash and cash equivalents and working capital of $1,974,499 at December 31, 2001. Management believes that working capital on hand at June 30, 2002, together with financing currently being arranged, will be sufficient to fund the Company's operations through December 31, 2002.

RESULTS OF OPERATIONS

THREE-MONTH COMPARISON

         Total revenue for the three months ended June 30, 2002 is 14% less than total revenue for the three months ended June 30, 2001. Staffing revenue is down 16% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease in revenue is mainly due to loss of revenue from Alliance's largest customer. Revenue from this customer amounted to $18,165 for the three months ended June 30, 2002 compared to $191,574 for the same three months in 2001. Alliances's net loss for the three months ended June 30, 2002 was $176,897 compared to a net loss of $170,729 for the three months ended June 30, 2001.

         Interest income for the three months ended June 30, 2002 is substantially less than the three months ended June 30, 2001 due to lower cash balances and a decrease in interest rates.

         Other revenue for the three months ended June 30, 2002 is 27% higher than for the three months ended June 30, 2001, due to an increase in management fees charged to Cordillera and San Miguel Valley Corporation and the addition of management fees from Points Four World Travel, Inc. and Global Access Telecommunications, Inc.

         Exploration expenses for the three months ended June 30, 2002 are $152,292 higher than during the comparable three months of 2001. The increase is due to ongoing legal fees associated with the legal action commenced in Australia, as described below, and the application to expand an offshore oil and gas concession located in an area between Australia and East Timor known as the Timor Gap.

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

         During 1999 the people of East Timor voted for independence from Indonesia and the United Nations initiated a transition of East Timorese independence under the authority of the United Nations Transitional Administration in East Timor. On August 30, 2001, East Timor elected representatives to the Constituent Assembly to prepare a constitution for an independent and democratic East Timor. A constitution has been approved by the Constituent Assembly and East Timor became an independent nation on May 20, 2002.

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

         Staffing direct costs are 17% less for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. This is related to the reduction in staffing revenue.

         Amortization and depreciation for the three months ended June 30, 2002 is 29% less than the three months ended June 30, 2001. This is mainly due to implementation of Statement of Financial Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Intangible Assets. Pursuant to SFAS 142, net goodwill of $346,659 as of December 31, 2001, associated with the acquisition of Alliance, is no longer being amortized but will be tested for impairment annually. Oceanic has completed its transitional impairment analysis and has determined there was no impairment of goodwill as of January 1, 2002. There can be no assurance there will not be an impairment of goodwill at a later date. Oceanic will continue to monitor the carrying value of its goodwill and will record an impairment write-down as required. Amortization expense related to goodwill was $10,505 during the three months ended June 30, 2001.

         Total general and administrative costs for the three months ended June 30, 2002 are 15% less than for the three months ended June 30, 2001. This is mainly due to the payment of severance to the outgoing President and Human Resources Director of Alliance during the three months ended June 30, 2001.

SIX-MONTH COMPARISON

         Total revenue for the six months ended June 30, 2002 is 4% less than total revenue for the six months ended June 30, 2001. Staffing revenue is down 10% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The decrease in revenue is mainly due to loss of revenue from Alliance's largest customer. Revenue from this customer amounted to $235,832 for the six months ended June 30, 2002 compared to $322,153 for the same six months in 2001. Alliances's net loss for the six months ended June 30, 2002 was $307,102 compared to a net loss of $360,329 for the six months ended June 30, 2001.

         Interest income for the six months ended June 30, 2002 is substantially less than the six months ended June 30, 2001 due to lower cash balances and a decrease in interest rates.

         Other revenue is 65% higher for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 due to an increase in management fees charged to Cordillera and San Miguel Valley Corporation and the addition of management fees from Points Four World Travel, Inc. and Global Access Telecommunications, Inc. Also included in other revenue for the six months ended June 30, 2002 is $60,000 relating to the write-off of a previous accrual that management believes is no longer due and payable.

         Exploration expenses for the six months ended June 30, 2002 are $791,384 higher than during the comparable six months of 2001. The increase is due to ongoing legal fees associated with the legal action commenced in Australia and the application to expand an offshore oil and gas concession located in an area between Australia and East Timor known as the Timor Gap, as described in the Three-Month Comparison.

         Staffing direct costs are 13% less for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This is related to the reduction in staffing revenue.

         Amortization and depreciation for the six months ended June 30, 2002 is 29% less than the six months ended June 30, 2001. This is mainly due to implementation of Statement of Financial Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Intangible Assets, as discussed in the Three-Month Comparison. Amortization expense related to goodwill was $21,010 during the six months ended June 30, 2001.

         Total general and administrative costs for the six months ended June 30, 2002 are 5% less than for the six months ended June 30, 2001. During 2001 Oceanic made severance payments to the outgoing President and Human Resources Director of Alliance.


                           PART II - OTHER INFORMATION

ITEM 1. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed herewith are listed below and attached to this Report. The "Exhibit Number" refers to the Exhibit Table in Item 601 of Regulation S-B.

          Exhibit Number      Name of Exhibit

               10.1 Management Agreement with Points Four World Travel, Inc. dated April 1, 2001

               10.2 Office Building Lease with Sorrento Square, LLC dated October 18, 2001

               99 Certification of Chief Executive Officer and Chief Financial Officer

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OCEANIC EXPLORATION COMPANY



Date:  August 14, 2002                   /s/ Charles N. Haas
       ---------------                   -------------------------------------
                                         Charles N. Haas
                                         President



Date:  August 14, 2002                   /s/ Phylis J. Anderson
       ---------------                   -------------------------------------
                                         Phylis J. Anderson
                                         Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX


              EXHIBIT
              NUMBER          DESCRIPTION
              -------         -----------
               10.1           Management Agreement with Points Four World
                              Travel, Inc. dated April 1, 2001

               10.2 Office Building Lease with Sorrento Square, LLC dated October 18, 2001

               99             Certification of Chief Executive Officer and Chief
                              Financial Officer