Form 10QSB
period 2002-09-30
OCEANIC EXPLORATION CO
filed 2002-11-13
CIK 73759

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

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


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Shares outstanding at
October 31, 2002
9,916,154                                                Common $.0625 Par Value

Transitional Small Business Disclosure Format (Check One)       YES       NO  X
                                                                   ----     ----

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



ASSETS                                                                         September 30, 2002       December 31, 2001
                                                                               ------------------       -----------------
Cash and cash equivalents                                                         $    215,408            $  2,462,692
Trade accounts receivable, net of allowance for doubtful
    accounts of $12,932 and $7,968, respectively                                       281,469                 273,544
Due from affiliates                                                                      5,729                  14,340
Accounts receivable-miscellaneous                                                      181,999                 195,922
Prepaid expenses and other                                                              72,169                  85,038
                                                                                  ------------            ------------
               Total current assets                                                    756,774               3,031,536
                                                                                  ------------            ------------
Oil and gas property interests, full-cost method of accounting                      39,000,000              39,000,000
   Less accumulated amortization and depreciation                                  (39,000,000)            (39,000,000)
                                                                                  ------------            ------------
                                                                                            --                      --

Furniture, fixtures and equipment                                                      193,731                 193,329
   Less accumulated depreciation                                                      (113,680)                (80,351)
                                                                                  ------------            ------------
                                                                                        80,051                 112,978

Restricted cash                                                                        179,493                 185,507
Other noncurrent assets                                                                100,056                      --
Goodwill, net of accumulated amortization of $73,534 (note 2)                          346,659                 346,659
Other intangible assets, net of accumulated amortization of
     $125,000 and $87,500, respectively                                                 25,000                  62,500
                                                                                  ------------            ------------
                                                                                  $  1,488,033            $  3,739,180
                                                                                  ============            ============



                                                                     (Continued)

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS CONTINUED
                                   (UNAUDITED)



LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                               September 30, 2002       December 31, 2001
                                                                               ------------------       -----------------
Current liabilities:
  Accounts payable                                                                $    177,159            $    321,965
  Accounts payable to affiliates                                                         1,427                  60,000
  United Kingdom taxes payable,  including
     accrued interest                                                                  528,341                 495,156
  Accrued expenses                                                                     247,724                 179,916
                                                                                  ------------            ------------
               Total current liabilities                                               954,651               1,057,037
Other noncurrent liabilities                                                            24,917                  26,736
                                                                                  ------------            ------------
               Total liabilities                                                       979,568               1,083,773
                                                                                  ------------            ------------
Stockholders' equity:
   Preferred stock, $10 par value.  Authorized
      600,000 shares; none issued                                                           --                      --
   Common stock, $.0625 par value.  Authorized
      12,000,000 shares; 9,916,154 shares issued and
          outstanding                                                                  619,759                 619,759
   Capital in excess of par value                                                      155,696                 155,696
   Retained earnings (deficit)                                                        (266,990)              1,879,952
                                                                                  ------------            ------------
               Total stockholders' equity                                              508,465               2,655,407
                                                                                  ------------            ------------
                                                                                  $  1,488,033            $  3,739,180
                                                                                  ============            ============


          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                      September 30,
                                                 2002              2001              2002              2001
                                             -----------       -----------       -----------       -----------
Revenues:
   Staffing revenue                          $   635,022           713,818       $ 1,801,546         2,009,401
   Management revenue - related parties          167,614           114,967           540,583           350,016
                                             -----------       -----------       -----------       -----------
                                                 802,636           828,785         2,342,129         2,359,417
                                             -----------       -----------       -----------       -----------
Costs and expenses:
   Exploration expenses (note 3)                 118,081           546,406         1,246,294           883,235
   Staffing direct costs                         528,556           605,271         1,496,757         1,719,651
   Amortization and depreciation                  23,985            33,670            71,434           100,651
   General and administrative                    533,667           503,477         1,663,796         1,754,564
                                             -----------       -----------       -----------       -----------
                                               1,204,289         1,688,824         4,478,281         4,458,101
                                             -----------       -----------       -----------       -----------
Operating Loss                                  (401,653)         (860,039)       (2,136,152)       (2,098,684)
                                             -----------       -----------       -----------       -----------
Other income (expense):
   Interest income                                 3,233            33,858            17,933           163,625
   Interest and financing costs                   (5,899)           (5,413)          (17,037)          (15,095)
   Other                                         (19,786)          (16,885)          (11,686)           15,181
                                             -----------       -----------       -----------       -----------
                                                 (22,452)           11,560           (10,790)          163,711
                                             -----------       -----------       -----------       -----------
Loss before income taxes                        (424,105)         (848,479)       (2,146,942)       (1,934,973)
Income tax expense                                    --          (174,985)               --          (140,170)
                                             -----------       -----------       -----------       -----------
     Net loss                                $  (424,105)       (1,023,464)       (2,146,942)       (2,075,143)
                                             ===========       ===========       ===========       ===========
Loss per common share                        $     (0.04)            (0.10)            (0.22)            (0.21)
                                             ===========       ===========       ===========       ===========


      See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Nine Months Ended
                                                                                   September 30,
                                                                              2002              2001
                                                                          -----------       -----------
Cash flows from operating activities:
   Net loss                                                               $(2,146,942)       (2,075,143)
   Adjustments to reconcile net loss to cash
      used in operating activities:
         Amortization and depreciation                                         71,434           100,651
         Loss on disposal of fixed assets                                         909               373
         Changes in operating assets and liabilities:
            Accounts receivable and due from affiliates                        14,609            84,652
            Prepaid expenses and other assets                                  12,869           (16,472)
            Other noncurrent assets including restricted cash                 (94,042)               --
            Accounts payable and due to affiliates                           (203,379)          178,027
            United Kingdom taxes payable, including accrued interest
               payable and accrued expenses                                   100,993            48,333
            Other noncurrent liabilities                                       (1,819)               --
                                                                          -----------       -----------
                     Cash used in operating activities                     (2,245,368)       (1,679,579)
Cash flows from investing activities:
   Purchase of fixed assets                                                    (2,216)          (22,643)
   Sale of fixed assets                                                           300                --
                                                                          -----------       -----------
                     Cash used in investing activities                         (1,916)          (22,643)
                                                                          -----------       -----------
                     Net decrease in cash                                  (2,247,284)       (1,702,222)
                                                                          -----------       -----------
Cash at beginning of period                                                 2,462,692         5,475,156
                                                                          -----------       -----------
Cash at end of period                                                     $   215,408         3,772,934
                                                                          ===========       ===========


          See accompanying notes to consolidated financial statements.

                  OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The consolidated balance sheet as of December 31, 2001 that has been derived from audited financial statements, and the unaudited interim consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although Oceanic Exploration Company ("Oceanic" or "the Company") believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal recurring accruals have been made which are necessary for the fair presentation of the periods presented. Certain amounts recorded in prior periods have been reclassified to conform with current presentation. Interim results are not necessarily indicative of results for a full year. The information included herein should be read in conjunction with the financial statements and notes thereto included in the December 31, 2001 Form 10-KSB.

(2) GOODWILL

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. As of January 1, 2002, goodwill previously recorded in connection with the acquisition of Alliance, the net balance of which was $346,659 as of December 31, 2001, will no longer be amortized and will be reviewed for impairment at least annually. The Company has completed its transitional impairment analysis and has determined there was no impairment of goodwill as of January 1, 2002. There can be no assurance there will not be an impairment of goodwill at a later date. Oceanic will continue to monitor the carrying value of its goodwill and will record an impairment write-down as required. The impact of adopting SFAS 142 in 2002 was a reduction in expense during the first three and nine months ended September 30, 2002 of approximately $10,500 and $31,500, respectively, as compared to the three and nine months ended September 30, 2001.

(3) EXPLORATION EXPENSES

      As discussed in the December 31, 2001 Form 10-KSB, in 1974, Portugal granted an exclusive offshore concession to Petrotimor Companhia de Petroleos, S.A.R.L. ("Petrotimor"), a subsidiary of Oceanic, to explore for and develop oil and gas in the Timor Gap area. On January 5, 1976, following Indonesia's unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976 Portugal's consent to a suspension of performance under the concession agreement, based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.

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

      On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Treaty, and the Phillips Petroleum companies operating within the Timor Gap area. Oceanic and Petrotimor claim that the Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons including: (1) the Treaty and the legislation sought to claim significant portions of the continental shelf over which it had no sovereign rights for Australia, which the Company believes under international law belonged to East Timor, and (2) the Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic and Petrotimor, without providing for just compensation as required by Australian law. As the case involves complex issues of international and Australian constitutional law, it is expected that it will take a considerable period before the case is resolved.

      There have been several preliminary hearings in the Federal Court of Australia. A hearing by the court on the question of whether the court has jurisdiction over the claim was held on May 16 and 17, 2002. The court has taken under advisement a motion to dismiss the suit on the basis that the court does not have jurisdiction over the claim. If Oceanic and Petrotimor are not able to obtain a favorable order on this motion, its suit may be dismissed and it would be forced to appeal the decision in order to continue with its claim in Australia.

      In addition to the Statement of Claim issued in Australia, Oceanic submitted an application for an Expansion of Seabed Concession to the transitional government in East Timor requesting that Petrotimor's 1974 concession area be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. The Company believes East Timor is entitled under international law to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations convention on the law of the sea. The Company has received no response to this application.

      The current government of East Timor has not thus far recognized Petrotimor's concession in East Timor. The Company submitted an application for an Expansion of Seabed Concession to the transitional government in East Timor and received no response. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a "senior East Timor government official" as stating that the government does not recognize the concession. The Company has not been advised of the status of the application and whether it is being considered by the new East Timor government. The Company may never receive a response or may receive an unfavorable response. Oceanic and Petrotimor are continuing discussions with East Timor government officials in an effort to obtain a favorable formal response. Oceanic and Petrotimor intend to continue to pursue the application and the commercial opportunities in East Timor. If no response is given by the government of East Timor or if the response is unfavorable, the Company will review its political and legal options to determine if any further effort is warranted. Because East Timor is in the early stages of the formation of its government, its judicial infrastructure has not been fully established and therefore the Company cannot at this time accurately assess its legal options.

      If the government were to recognize the concession and grant the application, it would expand the 1974 Petrotimor concession to correspond with the offshore area over which East Timor is entitled to claim sovereign rights under international law. Petrotimor sponsored a seminar in East Timor for the purpose of explaining appropriate maritime boundaries under applicable international law and the resulting benefits to East Timor if such boundaries are enforced. There is no assurance even if the Company is successful in the Australian litigation that East Timor will recognize its concession.

      During the nine months ended September 30, 2002 and 2001, respectively, the Company incurred expenses of $1,236,098 and $878,764, respectively, related to its activities in the Timor Gap area which are included in exploration expense.

      In connection with the Company's litigation over the Timor Gap area, the Company was required to escrow certain funds in a separate bank account as security for court costs in the event the Company's litigation proves unsuccessful. The funds have been designated as restricted cash.

(4) INCOME TAXES

      A valuation allowance was provided for the entire deferred income tax asset attributable to the net operating loss incurred during the nine months ended September 30, 2002.

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

      The table below presents certain financial information for the Company's operating segments as of and for the three and nine months ended September 30, 2002 and 2001.

                                                                    OIL AND GAS
                                                                    EXPLORATION,
                                                                      INCLUDING            EMPLOYMENT
 THREE MONTHS ENDED SEPTEMBER 30, 2002                                CORPORATE            OPERATIONS            TOTAL
 -------------------------------------                                ---------            ----------            -----
 Revenues                                                               167,614               635,022            802,636
 Loss before taxes                                                    (305,078)             (119,027)          (424,105)
 Total assets                                                           620,608               867,425          1,488,033

 THREE MONTHS ENDED SEPTEMBER 30, 2001

 Revenues                                                               114,967               713,818            828,785
 Loss before taxes                                                    (719,886)             (128,593)          (848,479)
 Total assets                                                         3,605,946             1,014,525          4,620,471


 NINE MONTHS ENDED SEPTEMBER 30, 2002

 Revenues                                                               540,583             1,801,546          2,342,129
 Loss before taxes                                                  (1,722,413)             (424,529)        (2,146,942)
 Total assets                                                           620,608               867,425          1,488,033

 NINE MONTHS ENDED SEPTEMBER 30, 2001

 Revenues                                                               350,016             2,009,401          2,359,417
 Loss before taxes                                                  (1,446,050)             (488,923)        (1,934,973)
 Total assets                                                         3,605,946             1,014,525          4,620,471

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Any statements that are contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Readers can identify these statements by words such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected acquisition benefits, the volatility and level of oil and natural gas prices, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, fluctuations in the economic environment and other such matters, many of which are beyond the control of the Company. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

      The following discussion and analysis should be read in conjunction with Oceanic's Consolidated Financial Statements and Notes thereto as of December 31, 2001 and September 30, 2002 and 2001 and for the respective periods then ended.

CRITICAL ACCOUNTING POLICIES

      Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, we evaluate our estimates including those related to the collectibility of accounts receivable, the realizability of goodwill, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

      We maintain an allowance for doubtful accounts for estimated losses resulting from customers failing to pay amounts we have billed them. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required.

      We assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment would potentially be considered to exist when the estimated fair value of the reporting unit is less than the carrying amount, including goodwill. Considerable management judgment is necessary to estimate fair value and an impairment would be recorded in the period such determination is made.

      To record income tax expense, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our actual current tax exposure together with assessing temporary differences that result in deferred tax assets and liabilities and expected future tax rates. We record a valuation allowance to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we subsequently determine that we will realize more or less of our net deferred tax assets in the future, such adjustment would be recorded as an increase or reduction of income tax expense in the period such determination is made.

LIQUIDITY AND CAPITAL RESOURCES

      Oceanic has historically addressed long-term liquidity needs for oil and gas exploration and development through the use of farm out agreements. Under such agreements, Oceanic sells a portion of its ownership interest in the concession to an outside party who is then responsible for the exploration activities. This is a strategy that Oceanic intends to continue in the event it becomes feasible to proceed with further exploration in any of the areas where the Company currently owns concessions.

      Currently, primary sources of liquidity are the employment operations and management agreements. Cash needs are for the operation of the employment agency, corporate expenses, costs associated with actions relating to East Timor and the payment of trade payables. On August 15, 2002, the Company established a $500,000 line of credit with NWO Resources, Inc. The line of credit is unsecured and payable upon demand. As of September 30, 2002, no amount was outstanding under the line of credit. As of October 31, 2002, $100,000 was outstanding under the line of credit and the Company drew down an additional $100,000 on November 13, 2002. Oceanic's Chairman of the Board and Chief Executive Officer is Chairman of the Board of Directors and President of Cordillera Corporation, the major stockholder of NWO Resources, Inc. NWO Resources, Inc. and Cordillera Corporation own 49.5% and 5.5%, respectively, of Oceanic's stock. Oceanic is in the process of conducting a rights offering for 21,000,000 shares of the Company's common stock with gross proceeds of up to $3,150,000. The rights offering is made only by the prospectus. NWO Resources, Inc. and Cordillera Corporation have stated their intention to exercise their subscription rights, thereby purchasing 11,558,668 shares for approximately $1,733,800, and have also indicated that they may purchase any additional shares that are not subscribed for by other stockholders. They are, however, not obligated to exercise their subscription rights or to purchase additional shares. The rights offering is expected to close in December 2002. The capital expenditure budget is periodically reviewed and is a function of necessity and available cash flow.

      Cash Flow: Cash used in operating activities for the nine months ended September 30, 2002 and 2001 was $2,245,368 and $1,679,579, respectively. Ongoing legal and professional fees associated with the litigation in the Australian courts and the application for an Expansion of Seabed Concession in East Timor has required substantial expenditures. During the nine months ended September 30, 2002 and 2001, respectively, the Company incurred expenses of $1,236,098 and $878,764 related to legal and commercial activities in Australia and the Timor Gap area. These costs are included in exploration expenses resulting in an increase over what exploration expenses have been historically. Until the Company obtains a final judgment or settlement of the suit or achieves recognition of its rights by the new government in East Timor, exploration expenses will continue to be high.

      During the nine months ended September 30, 2002, operations of the employment agency in San Diego, California, produced a net loss of approximately $424,500, and resulted in cash used in operating activities of approximately $357,000 compared to a net loss of approximately $488,900 and cash used in operating activities of approximately $394,500 during the nine months ended September 30, 2001. Staffing revenue generated by Alliance during the first nine months of 2002 averaged approximately $200,150 per month compared to approximately $223,250 during the first nine months of 2001.

      Oceanic currently receives approximately $540,000 per year in connection with services provided to Cordillera Corporation and San Miguel Valley Corporation, pursuant to management agreements, compared to $448,000 for the year ended December 31, 2001. The cost of services provided to San Miguel Valley Corporation decreased approximately $10,000 per month during 2001 as a result of a change in employees providing services under the management contract. During 2002, the cost of service has increased approximately $4,000 per month. Because the cost of service is dependent upon the needs of the corporation, it is normal to see fluctuations from year to year. In addition, Oceanic has management agreements with Points Four World Travel, Inc. and, until September 1, 2002 when services were terminated by mutual agreement, Global Access Telecommunications, Inc. Amounts received from Global Access Telecommunications, Inc. through August 31, 2002 were approximately $134,000. Amounts received from Points Four World Travel, Inc. are expected to be immaterial in 2002. The amount received under these two contracts during the year ended December 31, 2001 was approximately $66,800. Our Chairman of the Board and Chief Executive Officer is affiliated with Cordillera Corporation, San Miguel Valley Corporation and Global Access Telecommunications, Inc. Points Four World Travel, Inc. is owned by James N. Blue's sons, Karsten Blue and Linden P. Blue. Amounts received under the management agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee up to 5% of the total amount.

      Oceanic had $215,408 in cash and cash equivalents at September 30, 2002 compared with $2,462,692 in cash and cash equivalents at December 31, 2001. Our management believes that existing resources, together with the line of credit with NWO Resources, Inc., will be sufficient to fund our operation through December 31, 2002.

RESULTS OF OPERATIONS

THREE-MONTH COMPARISON

      Total revenue for the three months ended September 30, 2002 is 3% less than total revenue for the three months ended September 30, 2001. Staffing revenue is down 11% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Despite the decrease in revenues, overall operations for Alliance have improved. Gross margin was 17% for the three months ended September 30, 2002 compared to 15% for the three months ended September 30, 2001. General and administrative costs were reduced by 6% during the three months ended September 30, 2002 compared to the same three months of 2001 and net loss declined 7%.

      Management revenue for the three months ended September 30, 2002 is 46% higher than for the three months ended September 30, 2001 primarily due to the addition of management fees from Points Four World Travel, Inc. and Global Access Telecommunications, Inc. Effective September 1, 2002, services for Global Access Telecommunications, Inc. were terminated by mutual agreement.

      Exploration expenses for the three months ended September 30, 2002 are 78% less than during the comparable three months of 2001. There are ongoing legal and professional fees associated with the legal action commenced in Australia, as described below, and the application to expand an offshore oil and gas concession located in an area between Australia and East Timor known as the Timor Gap. Oceanic commenced the litigation process in Australia during the three months ended September 30, 2001 resulting in substantial legal costs during that time.

      In 1974 Portugal granted an exclusive offshore concession to Petrotimor Companhia de Petroleos, S.A.R.L. ("Petrotimor"), a subsidiary of Oceanic, to explore for and develop oil and gas in the Timor Gap area. On January 5, 1976, following Indonesia's unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976 Portugal's consent to a suspension of performance under the concession agreement, based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.

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

      On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Treaty, and the Phillips Petroleum companies operating within the Timor Gap area. Oceanic and Petrotimor claim that the Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons including: (1) the Treaty and the legislation sought to claim significant portions of the continental shelf over which it had no sovereign rights for Australia, which the Company believes under international law belonged to East Timor, and (2) the Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic and Petrotimor, without providing for just compensation as required by Australian law. As the case involves complex issues of international and Australian constitutional law, it is expected that it will take a considerable period before the case is resolved.

      There have been several preliminary hearings in the Federal Court of Australia. A hearing by the court on the question of whether the court has jurisdiction over the claim was held on May 16 and 17, 2002. The court has taken under advisement a motion to dismiss the suit on the basis that the court does not have jurisdiction over the claim. If Oceanic and Petrotimor are not able to obtain a favorable order on this motion, its suit may be dismissed and it would be forced to appeal the decision in order to continue with its claim in Australia.

      In addition to the Statement of Claim issued in Australia, Oceanic submitted an application for an Expansion of Seabed Concession to the transitional government in East Timor requesting that Petrotimor's 1974 concession area be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. The Company believes East Timor is entitled under international law to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations convention on the law of the sea. The Company has received no response to this application.

      The current government of East Timor has not thus far recognized Petrotimor's concession in East Timor. The Company submitted an application for an Expansion of Seabed Concession to the transitional government in East Timor and received no response. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a "senior East Timor government official" as stating that the government does not recognize the concession. The Company has not been advised of the status of the application and whether it is being considered by the new East Timor government. The Company may never receive a response or may receive an unfavorable response. Oceanic and Petrotimor are continuing discussions with East Timor government officials in an effort to obtain a favorable formal response. Oceanic and Petrotimor intend to continue to pursue the application and the commercial opportunities in East Timor. If no response is given by the government of East Timor or if the response is unfavorable, the Company will review its political and legal options to determine if any further effort is warranted. Because East Timor is in the early stages of the formation of its government, its judicial infrastructure has not been fully established and therefore the Company cannot at this time accurately assess its legal options.

      If the government were to recognize the concession and grant the application, it would expand the 1974 Petrotimor concession to correspond with the offshore area over which East Timor is entitled to claim sovereign rights under international law. Petrotimor sponsored a seminar in East Timor for the purpose of explaining appropriate maritime boundaries under applicable international law and the resulting benefits to East Timor if such boundaries are enforced. There is no assurance even if the Company is successful in the Australian litigation that East Timor will recognize its concession.

      Staffing direct costs are 13% less for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. This is related to the reduction in staffing revenue and increase in gross margin.

      Amortization and depreciation for the three months ended September 30, 2002 is 29% less than the three months ended September 30, 2001. This is mainly due to implementation of Statement of Financial Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Intangible Assets. Pursuant to SFAS 142, net goodwill of $346,659 as of December 31, 2001, associated with the acquisition of Alliance, is no longer being amortized but will be tested for impairment annually. Oceanic has completed its transitional impairment analysis and has determined there was no impairment of goodwill as of January 1, 2002. There can be no assurance there will not be an impairment of goodwill at a later date. Oceanic will continue to monitor the carrying value of its goodwill and will record an impairment write-down as required. Amortization expense related to goodwill was $10,505 during the three months ended September 30, 2001.

      Total general and administrative costs for the three months ended September 30, 2002 are 6% more than for the three months ended September 30, 2001. As discussed above, expenses relating to the employment operations declined 6%. General and administrative costs for corporate and the oil and gas operations increased 55% mainly due to increased salary expense relating to the addition of personnel.

      Overall other income (expense) decreased approximately 290% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Interest income for the three months ended September 30, 2002 is 90% less than for the same three months of 2001 due to lower cash balances and a decrease in interest rates. The category "Other" consists mainly of gains and losses on the disposal of fixed assets and foreign exchange rate gains and losses. Foreign exchange rates were much less favorable for the three months ended September 30, 2002 than for the three months ended September 30, 2001.

NINE-MONTH COMPARISON

      Total revenue for the nine months ended September 30, 2002 is 1% less than total revenue for the nine months ended September 30, 2001. Staffing revenue is down 10% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Despite the decrease in revenues, overall operations for Alliance have improved. Gross margin was 17% for the nine months ended September 30, 2002 compared to 14% for the nine months ended September 30, 2001. General and administrative costs were reduced by 8% during the nine months ended September 30, 2002 compared to the same nine months of 2001 and net loss declined 13%.

      Management revenue for the nine months ended September 30, 2002 is 54% higher than for the nine months ended September 30, 2001 primarily due to the addition of management fees from Points Four World Travel, Inc. and Global Access Telecommunications, Inc. Effective September 1, 2002, services for Global Access Telecommunications, Inc. were terminated by mutual agreement.

      Exploration expenses for the nine months ended September 30, 2002 are 41% higher than during the comparable nine months of 2001. The increase is due to ongoing legal fees associated with the legal action commenced in Australia and the application to expand an offshore oil and gas concession located in an area between Australia and East Timor known as the Timor Gap, as described in the Three-Month Comparison.

      Staffing direct costs are 13% less for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This is related to the reduction in staffing revenue and increase in gross margin.

      Amortization and depreciation for the nine months ended September 30, 2002 is 29% less than the nine months ended September 30, 2001. This is mainly due to implementation of Statement of Financial Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Intangible Assets, as discussed in the Three-Month Comparison. Amortization expense related to goodwill was $31,515 during the nine months ended September 30, 2001.

      Total general and administrative costs for the nine months ended September 30, 2002 are 5% less than for the nine months ended September 30, 2001. During 2001 Oceanic made severance payments to the outgoing President and Human Resources Director of Alliance and during 2002 expenses were reduced due to the write-off of a previous accrual that we believe is no longer due and payable. We had accrued $60,000 during the period 1985 to 1991 relating to security costs for a loan that we had during that period. The underlying loan was paid off in 1992 and therefore we believe we are no longer liable for this amount because the statute of limitations regarding this matter has expired.

      Overall other income (expense) decreased approximately 107% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Interest income for the nine months ended September 30, 2002 is 89% less than for the same nine months of 2001 due to lower cash balances and a decrease in interest rates. The category "Other" consists mainly of gains and losses on the disposal of fixed assets and foreign exchange rate gains and losses. Foreign exchange rates were much less favorable for the nine months ended September 30, 2002 than for the nine months ended September 30, 2001.

ITEM 3. CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, the Company's management, including the President (principal executive officer) and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's President (principal executive officer) and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed herewith are listed below and attached to this Report. The "Exhibit Number" refers to the Exhibit Table in Item 601 of Regulation S-B.

         Exhibit Number                    Name of Exhibit
         --------------                    ---------------
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

                                           OCEANIC EXPLORATION COMPANY

Date:  November 13, 2002                   /s/ Charles N. Haas
      -----------------------------        -------------------------------------
                                           Charles N. Haas
                                           President

Date:  November 13, 2002                   /s/ Phylis J. Anderson
      -----------------------------        -------------------------------------
                                           Phylis J. Anderson
                                           Treasurer and Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Charles N. Haas, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Oceanic Exploration Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date:  November 13, 2002
             -----------------------



                                                /s/ Charles N. Haas
                                                --------------------------------
                                                Charles N. Haas
                                                President

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Phylis J. Anderson, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Oceanic Exploration Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date:  November 13, 2002
             ------------------------



                                        /s/ Phylis J. Anderson
                                        ----------------------------------------
                                        Phylis J. Anderson
                                        Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX



         Exhibit Number                    Name of Exhibit
         --------------                    ---------------
               99                          Certification of Chief Executive
                                           Officer and Chief Financial
                                           Officer