Form 10KSB
period 2002-12-31
OCEANIC EXPLORATION CO
filed 2003-03-26
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                                         to

                              Commission file number

OCEANIC EXPLORATION COMPANY

(Name of small business issuer in its charter)

Delaware	84-0591071
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7800 East Dorado Place, Suite 250
Englewood, CO 80111
(303) 220-8330
(Address and telephone number of principal executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:
Common stock ($.0625 par value)
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                          Yes [X]            No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer’s revenues for year ended December 31, 2002                                                      $3,097,440

As of March 1, 2003, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and ask price on such date was                                                                                               $402,894

As of March 1, 2003, the issuer had outstanding 30,916,154 shares of common stock ($.0625 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to this Report appears on pages 44 through 46.

Transitional Small Business Disclosure Format (check one):                                                                  Yes [  ]           No [X]

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Oceanic Exploration Company and its subsidiaries (“Oceanic Exploration”) historically have been engaged in the business of acquiring oil and gas concessions covering large blocks of acreage in selected areas of the world. The term “concession” is used to mean exploration, development and production rights with respect to a specific area, which rights may be created by agreement with a government, governmental agency or corporation. Subsequent to purchase, we conduct exploration activities thereon, including seismic and other geophysical evaluation and exploratory drilling where appropriate. We are not currently conducting exploration activities. We are currently actively pursuing legal claims to protect the disputed oil and gas concession we have to acreage in the Timor Gap between East Timor and Australia.

Effective March 31, 2000, we purchased the employment operations and certain assets of Alliance Services Associates, Inc., an employment agency located in San Diego, California and a wholly owned subsidiary of Alliance Staffing Associates, Inc. We operate the business through our wholly owned division, Alliance Employment Solutions, through which we offer employment solutions to clients’ needs for executive search, professional and technical placement, human resources consulting, site management and contract staffing.

We also provide management services to various entities with which our Chairman of the Board of Directors and Chief Executive Officer is affiliated. All services are provided on a cost plus 5% of the cost mark up basis. We provide bookkeeping and administrative services, in addition to management services, to San Miguel Valley Corporation and management, professional and administrative services to Cordillera Corporation, which together constitute approximately 18% of our total revenues. We provided an immaterial amount of bookkeeping services to Points Four World Travel, Inc. and, until September 1, 2002 when services were terminated by mutual agreement, performed management services for Global Access Telecommunications, Inc.

We were incorporated as a Delaware corporation in December 1968. As of December 31, 2002, we had eight permanent employees in Colorado who provide services to both the oil and gas operations and management services. We have seven permanent employees plus 80 to 100 temporary employees in California engaged in our employment operations.

Our corporate offices are located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111 and the telephone number is (303) 220-8330.

Mode of Operation

(a) Oil and Gas

We conduct our oil and gas operations directly or through wholly owned subsidiaries. Historically, when a discovery of oil or gas occurs, we will pursue the development of reserves and the production of oil or gas to the extent considered economically feasible by farming out, or selling, a portion of our interest in the discovery to finance development. Property interests are located in the North Aegean Sea, offshore Greece, in the East China Sea and in the Timor Gap, a strait that lies between East Timor and

Australia. Since 1994 we have not been able to participate in exploration and development in any of these areas for various reasons.

We have generally undertaken exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of, and any revenue from, a discovery. Such arrangements do not always equate the proportion of expenditures undertaken by a party with the share of revenues to be received by such party.

We usually obtained concessions directly from a government or governmental agency. We then enter into arrangements with other participants whereby we receive cash payments and have our share of exploration expenditures paid (either before or after being expended) in whole or in part by other participants.

Historically, sales of partial interest in our concessions have been part of our normal course of business and have provided funds for the acquisition of further concessions and for exploration of existing concessions.

In order to maintain our concessions in good standing, we are usually required to expend substantial sums for exploration and, in many instances, for surface rentals or other cash payments. Additionally, the development of any discoveries made upon concessions in which we hold an interest generally involves the expenditure of substantial sums of money. We have, in the past, satisfied required expenditures on our concessions. We cannot be certain that our revenues in the future will be sufficient to satisfy expenditures required to be made on our concessions and we continue to pursue other opportunities from alternative sources that would enhance our liquidity.

We did not receive any revenue from any oil and gas properties in 2002 and 2001 and do not expect to receive any revenue from any of our oil and gas properties in 2003.

(b) Employment Operations

Effective March 31, 2000, we purchased the employment operations and certain assets of Alliance Services Associates, Inc., an employment agency located in San Diego, California, for $581,000. We operate the business through Alliance Employment Solutions, which is a wholly owned division of Oceanic Exploration. The purchase price was paid to the stockholders of Alliance Services Associates, Inc., Karsten N. Blue and Linden P. Blue, who are the sons of our Chairman of the Board of Directors and Chief Executive Officer.

Alliance Employment Solutions is located in San Diego, California. The operation offers employment services in executive search, professional and technical placement, human resources consulting, site management and contract staffing.

Employment services are priced to cover the cost of payroll for the temporary employees, plus a markup of payroll costs intended to cover employer taxes, workers compensation, benefits of temporary employees, direct administrative costs and profit. Markups are a function of volume, level of position being filled and market conditions. The employment operations currently employ 80 to 100 temporary employees.

Contracts for employment services normally specify the obligations of each party along with contract staffing fees, billing terms, early conversion options, direct placement fees and term of contract. The nature of the employment industry is such that contracts are generally used only for large, long-term arrangements. It is not uncommon to provide long-term or short-term services without a contract.

(c) Management Services

We provide management, bookkeeping and administrative services to San Miguel Valley Corporation, a real estate company. We provide management, professional and administrative services to Cordillera Corporation, a holding company. Until September 1, 2002, when services were terminated by mutual agreement, we provided management services to Global Access Telecommunications, Inc., an internet access service provider. We provide bookkeeping and tax return services to Points Four World Travel, Inc., a holding company. Payments from Points Four World Travel, Inc. are immaterial as a percentage of our total revenue. All services are provided on a cost plus 5% of the cost mark up basis. Our Chairman of the Board of Directors and Chief Executive Officer is affiliated with each of these corporations.

The purpose for such agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.

We provide to San Miguel Valley Corporation bookkeeping and administrative services, in addition to being responsible for the day-to-day management services of San Miguel Valley Corporation, resulting in approximately 6% of our current total revenue.

We also provide management, professional and administrative services to Cordillera Corporation that currently account for approximately 12% of our total revenue. Our management is responsible for the day-to-day management of subsidiaries of Cordillera Corporation.

Through August 31, 2002, Karsten Blue, son of our Chairman of the Board of Directors and Chief Executive Officer, performed management services for Global Access Telecommunications, Inc., which accounted for approximately 4% of total revenue for 2002. Effective September 1, 2002, we no longer perform management services for Global Access Telecommunications, Inc. nor employ Karsten Blue. We currently utilize Karsten Blue’s services to assist coordinating the various activities relating to the commercial opportunity in East Timor, including but not limited to coordinating the publicity of the Timor Gap issue seeking East Timor public opinion for an Oceanic concession, on a monthly basis by paying his current employer, Cordillera Corporation. On September 1, 2002, we entered into a Service Agreement with Cordillera Corporation, pursuant to which we compensate and reimburse Cordillera Corporation for Karsten Blue’s services at the rate of $1,250 per week, not to exceed $65,000 per year, and out-of-pocket business expenses incurred by him.

Governmental Approvals and Regulations

Other than obtaining the concessions from foreign and U.S. governments for oil and gas exploration, no material governmental approvals are required for our businesses. Currently, no oil and gas concessions are being developed. Historically, we have entered into participation agreements with other entities who conduct exploration and drilling activities. Such other entities obtain any governmental approvals and comply with any governmental regulations required to conduct such activities. There are no material governmental regulations that affect our employment services and management services.

Competition

(a) Oil and Gas

The oil and gas industry is competitive and we must compete with many long-established companies having far greater resources and operating experience. Furthermore, the demand for financing of oil and gas and mineral exploration and development programs substantially exceeds the available supply and we compete for such financing with exploration and development companies of greater means than us.

(b) Employment Operations

The employment agency industry in San Diego is very competitive, with several large international and national agencies doing business in the area, in addition to multiple local regional agencies.

ITEM 2. DESCRIPTION OF PROPERTY

We hold various interests in concessions or leases for oil and gas exploration that are described below. Oil and gas property interests as reflected in the accompanying financial statements include costs attributable to the Greek properties. Costs on all other concessions or leases have been charged to expense in prior years.

We are not currently conducting exploration activities other than the application to expand the East Timor concession. We are currently actively pursuing legal claims relating to the disputed oil and gas concession we have in the Timor Gap between East Timor and Australia. Except for the Prinos Oil Field described below, no currently held concessions have been developed into operational oil or gas fields.

Greece

Prinos Oil Field. Prior to March 1999 we owned a 15% net profits interest (“Prinos Interest”) in an oil and gas concession in areas totaling approximately 430,000 acres in the North Aegean Sea, offshore Greece. “Development areas” for the Prinos Oil Field covering 23,390 gross acres and for the Kavala Gas Field covering 11,787 gross acres were defined by the Greek government and given “development status.” The term of each “development” license is 26 years, with an automatic 10-year renewal. We own a 15% interest in the remaining exploration area adjoining Prinos and South Kavala covering 153,316 acres and an exploration area east of the island of Thasos covering an additional 243,367 acres.

In December 1998, we were notified by Denison Mines, Ltd. that April 1, 1998 through March 31, 1999 would be the final year of production for the Prinos property. In the final year of production, Denison Mines is entitled to 100% cost recovery; consequently, we did not receive any net profits interest payments for this period. Subsequently, it was determined that calendar year 1998 was the final year of production for the Prinos property. Therefore, net profits interest payments to us were only payable through December 31, 1997. The Prinos oil field was shut in during November 1998 primarily because of lower oil prices and declining production. Effective March 31, 1999, the consortium operating the Greek properties relinquished its license to operate the Prinos Oil Field in Greece.

Thasos Island. The termination of the Prinos Oil Field license does not affect the extensive exploration area east of Thasos Island where no exploration is currently permitted due to territorial disputes between Greece and Turkey. It is impossible for us to determine at this time when exploration activities might be commenced in that area. If the territorial disputes are resolved, we are uncertain of the term of concession because the concession is controlled by Denison and we have limited access to information regarding the concession. Should the territorial dispute be resolved and the consortium drill and successfully develop any additional prospects, we would be entitled to once again receive our 15% net profits interest, applicable to the working interest of Denison Mines, Ltd. Denison Mines, Ltd. has not advised us as to whether they have any intention of drilling. There is no assurance that we will receive net profit interest from these properties in the future. Management does not know when the sovereignty issues will be resolved but they may not be resolved in the foreseeable future. We intend to retain our interest for the life of the concession and cannot predict when further activity with respect to the concession may occur.

Republic of China (Taiwan)

We hold a 22.23% working interest in a concession located north of Taiwan in the East China Sea, covering 3,706,560 gross acres. The exploration license for this concession had a nominal term extending to 1979, requiring exploration activity and minimum expenditures. Preparations for initial exploratory drilling were suspended in 1977 under a claim of force majeure, pending resolution of a territorial dispute among the Republic of China (Taiwan), the Government of Japan and the People’s Republic of China. We have made an application to the Chinese Petroleum Corporation (Taiwan) each year to continue the suspension and have received confirmation of the suspension through December 31, 2003. There is no assurance that the Chinese Petroleum Corporation (Taiwan) will continue to suspend obligations under this concession in the future. If the force majeure were lifted, the exploration phase of the contract would be resumed subject to the threat of future cancellation in the event no commercial discovery is made.

During fiscal 1990, we entered into a farm out agreement with Enterprise Oil Exploration Limited, a United Kingdom company, and NMX Resources (Overseas) Limited, a Bermuda company, conveying two-thirds of our original 66.67% interest in the concession. We received $1,471,156 representing two-thirds of past expenditures in the area pursuant to the farm out agreement.

Due to the uncertainty of sovereignty in the area, no immediate development expenditures, as required under the terms of the concession agreement, are anticipated. If the force majeure is lifted, we intend to pursue activities related to our obligations under the agreement.

In fiscal year 1994, we reported that the People’s Republic of China was indicating its intention to open up adjacent concession areas for bidding and that a resolution to the sovereignty issues may result. Nothing occurred in fiscal year 2002 to indicate that the lifting of the current force majeure status is imminent. Management does not know when the sovereignty issues will be resolved but they may not be resolved in the foreseeable future. We intend to hold the concession for the life of the concession and cannot predict when further activity with respect to the concession may occur.

Timor Gap

In 1974 Petrotimor, our wholly owned subsidiary, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million acre area between East Timor and Australia in an area known as the “Timor Gap.” At that time Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976 Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.

On December 11, 1989, Australia and Indonesia, ignoring Petrotimor’s rights under its concession from Portugal, signed the Timor Gap Treaty, purporting to create a joint zone of cooperation, whereby these two countries could control the exploration and development of hydrocarbons in an area over which both countries claimed rights. A portion of this area, designated as Zone A, falls largely within the area where Petrotimor holds rights under its concession agreement with Portugal.

The treaty created a Joint Authority that purported to grant and enter into production sharing contracts with various companies who have carried out exploration activities in the joint zone of cooperation.

According to the 2001 Annual Report of Phillips Petroleum Company (one of the companies that has carried out exploration activities in the Timor Gap and an affiliate of the Phillips companies in our suit), Phillips and other participants in the production sharing contracts discovered gas and gas condensate in the Timor Gap area that we claim. Their drilling in 1995 confirmed that the discovery extended across two production sharing contract areas designated as the Bayu-Undan field. This field is being developed in two phases by Phillips and the other participants. As reported by Phillips, the first phase is a gas-recycle project, where condensate and natural gas liquids will be separated and removed and the dry gas reinjected into the reservoir. This phase is expected by Phillips to begin full commercial production in 2004, at an anticipated net rate of 50,000 barrels of liquids per day from proved reserves. The second phase would involve the production, export and sale of the natural gas from the field, which would be transported by pipeline to Australia for domestic markets or liquefied for shipment elsewhere. In July 2001, Phillips and its co-venturers announced that they had deferred an investment decision on the second phase of the project, pending resolution of certain critical legal (which we believe includes our litigation), fiscal and taxation issues.

According to the 2000 Annual Report of Petroz N.L., which was acquired by Phillips in December 2000, there are proven 297 million barrels of condensate and natural gas liquids and 2.7 trillion cubic feet of gas in the Bayu-Undan field alone, with another 107 million barrels and .7 trillion cubic feet possible.

A portion of the area known as Greater Sunrise, which includes the Sunrise, Sunset and Troubadour areas, is also within the Timor Gap area claimed by Petrotimor and has substantial potential gas reserves. Woodside Energy Limited estimated reserves of 9.16 trillion cubic feet of gas in the Greater Sunrise Fields in November 2000. However, there can be no assurance that such amounts can be produced or recovered at an economical price.

On March 6, 2003 the Australian Parliament ratified the Timor Sea Treaty governing oil and gas projects in the Joint Development Area between Australia and East Timor. In addition an Australian senior official and Timorese ministers in Dili initialed the Sunrise International Unitization Agreement (“IUA”) and a related memorandum of understanding on fiscal issues. Published reports indicate that the IUA states that Australia and East Timor have overlapping maritime claims in the Timor Sea, and that the current boundaries are not permanent. It is uncertain when if ever these overlapping maritime claims will be resolved.

Commercial Opportunity in East Timor. We submitted an application for an Expansion of Seabed Concession to the transitional government of East Timor in October 2001 requesting that Petrotimor’s 1974 concession area be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. We believe East Timor is entitled under international law to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations convention on the law of the sea. We believe that by so doing, East Timor could acquire jurisdiction over hydrocarbon reserves containing approximately 12 trillion cubic feet of natural gas and associated condensate based upon the Petroz N. L. and Woodside information discussed above.

The status of our concession is in dispute and subject to current legal proceedings, pursuant to which we have claimed losses of approximately $2.85 billion Australian dollars, or approximately $1.6 billion U.S. dollars based on the exchange rate as of December 31, 2002. The amount, expressed in U.S. Dollars, will fluctuate based on the exchange rate.

Neither the transitional government, nor the new East Timor government which took effect May 20, 2002 has recognized our concession in East Timor. We submitted an application for an Expansion of Seabed Concession to the transitional government in East Timor and received no formal response. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a “senior East Timor government official” as stating that the government does not recognize the concession. We have not been advised of the status of the application and whether it is being considered by the new East Timor government. We may never receive a response or may receive an unfavorable response. We are continuing discussions with East Timor government officials in an effort to obtain a favorable formal response. We intend to continue to pursue the application and our commercial opportunities in East Timor. If no response is given by the government of East Timor or if the response is unfavorable, we will review our political and legal options to determine if any further effort is warranted. Because East Timor is in the early stages of the formation of its government, its judicial infrastructure has not been fully established and therefore we cannot at this time accurately assess our legal options.

If the government were to recognize the concession and grant the application, it would expand the 1974 Petrotimor concession to correspond with the offshore area over which East Timor is entitled to claim sovereign rights under international law. We have sponsored a seminar in East Timor for the purpose of explaining appropriate maritime boundaries under applicable international law and the resulting benefits to East Timor if such boundaries are enforced. There is no assurance even if we are successful in the Australian litigation that East Timor will recognize our concession. See “Item 3. Legal Proceedings.”

Finney County, Kansas

We entered into a Participation Agreement with Mariah Energy, LLP that was effective for the period September 5, 2000 to December 31, 2001. Under the terms of the agreement, we purchased a 75% working interest in certain oil and gas property in Finney County, Kansas, covering 1,280 net acres, for $33,600. Further, we agreed to participate in the drilling of an exploration test well. The test well was drilled in October 2000 and determined to be a dry hole. The cost of the working interest, plus the related impairment reserve was written off at December 31, 2001 as all rights under the Participation Agreement had expired.

Other

Oceanic Exploration leases approximately 4,990 square feet of office space in an office building located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111. The office building is owned by a related party. The lease expires on August 31, 2005. See “Item 12. Certain Relationships And Related Transactions.”

Oceanic Exploration also leases from a third party for Alliance approximately 5,215 square feet of office space in an office building located at 6125 Cornerstone Court East, Suite 100, San Diego, California 92121. The lease expires on November 16, 2004.

We believe our facilities are adequate for our currently anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

In 1974 Petrotimor, our wholly owned subsidiary, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million acre area between East Timor and Australia in an area known as the “Timor Gap.” At that time Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976 Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25,1999.

On December 11, 1989, Australia and Indonesia, ignoring Petrotimor’s rights under its concession from Portugal, signed the Timor Gap Treaty, purporting to create a joint zone of cooperation, whereby these two countries could control the exploration and development of hydrocarbons in an area over which both countries claimed rights. A portion of this area, designated as Zone A, falls largely within the area where Petrotimor holds rights under its concession agreement with Portugal. The treaty created a Joint Authority that purported to enter into production sharing contracts with various companies who have carried out exploration activities.

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

On August 21, 2001, Oceanic Exploration and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the Phillips Petroleum companies operating within the Timor Gap area (the “Respondents”). Oceanic Exploration and Petrotimor claim that the Timor Gap Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons including (i) the Timor Gap Treaty and the legislation sought to claim significant portions of the continental shelf over which it had no sovereign rights for Australia, which we believe under international law belonged to East Timor, and (ii) the Timor Gap Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic Exploration and Petrotimor, without providing for just compensation as required by Australian law. The ultimate value from a favorable ruling by the Federal Court cannot be determined at this time, but we believe that the value could be substantial. We estimate our losses could be as high as $2.85 billion Australian dollars or approximately $1.6 billion U.S. dollars based on the exchange rate as of December 31, 2002.

There have been several procedural challenges by the Respondents. A hearing by the full court on the question of whether the court has jurisdiction over our claim was held on May 16 and 17, 2002. The court took under advisement a motion to dismiss our suit on the basis that the court does not have jurisdiction over the claim. On February 3, 2003, the Federal Court ruled that it lacked the jurisdiction to hear the claims made by Oceanic Exploration and Petrotimor, other than those relating to misuse of confidential information. The decision consisted of a joint decision of Chief Justice Black and Justice Hill, and a separate decision of Justice Beaumont.

The joint decision determined that, although the claims appeared arguable, the 1906 decision of the High Court in Potter v The Broken Hill Proprietary Company Pty Ltd (1906) 3 CLR 479 bound the Federal Court to uphold the principal that an Australian Court could not determine litigation where a relevant issue was the validity of an act of a foreign sovereign government, in this case said to be the grant by Portugal of the Concession to Petrotimor.

The High Court of Australia has previously suggested (as late as March 2002) that the decision in Potter could be reconsidered by the Court in an appropriate case. We believe that our Australian litigation is such an appropriate case and intend to seek special leave to appeal to the High Court. In the event that an appeal to the High Court were to succeed, we remain confident in the strength of our claims vis a vis the named Respondents.

In the event an appeal to the High Court is unsuccessful, the Company has been ordered to pay the costs of certain Respondents. As part of the ongoing litigation the Company was required to provide Bank Guarantees as security for costs. The guarantees were provided by Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia. As of December 31, 2002 the Company has $186,629 ($332,553 Australian dollars) on deposit with ANZ Bank as collateral for the Guarantees. The funds have been designated as restricted cash. There can be no assurance these funds will be sufficient to cover all costs in the event the Company’s litigation proves unsuccessful.

While we believe there is a reasonable possibility of prevailing in the litigation, the ultimate outcome of the lawsuit cannot be determined at this time. Due to the preliminary status of the claims and the complexity of the issues, our Australian counsel is unable to assess the outcome of the litigation. It may take a substantial amount of time and resources to achieve a final determination in the litigation. Ultimately, we must obtain a final judgment or settlement of the suit or achieve recognition of our rights by the new government in East Timor in order to recover the benefits of the concession originally granted to us in East Timor.

Commercial Opportunity in East Timor

The current government of East Timor has not recognized our concession in East Timor. We submitted an application for an Expansion of Seabed Concession to the transitional government in East Timor and received no formal response. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a “senior East Timor government official” as stating that the government does not recognize the concession. We have not been advised of the status of the application and whether it is being considered by the new East Timor government. We may never receive a response or may receive an unfavorable response. We are continuing discussions with East Timor government officials in an effort to obtain a favorable formal response. We intend to continue to pursue the application and our commercial opportunities in East Timor. If no response is given by the government of East Timor or if the response is unfavorable, we will review our political and legal options to determine if any further effort is warranted. Because East Timor is in the early stages of the formation of its government, its judicial infrastructure has not been fully established and therefore we cannot at this time accurately assess our legal options.

If the government were to recognize the concession and grant the application, it would expand the 1974 Petrotimor concession to correspond with the offshore area over which East Timor is entitled to claim sovereign rights under international law. We have sponsored a seminar in East Timor for the purpose of explaining appropriate maritime boundaries under applicable international law and the resulting benefits to East Timor if such boundaries are enforced. There is no assurance even if we are successful in the Australian litigation that East Timor will recognize our concession.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 15, 2002, an Amended and Restated Certificate of Incorporation was authorized by unanimous written consent of the Board of Directors and subsequently approved by written consent of holders entitled to vote a majority of the common stock on November 7, 2002. The amendments to the Certificate of Incorporation are as follows:

     1.     The authorized common stock was increased from 12,000,000 shares to 50,000,000 shares and a previously designated series of preferred stock was eliminated. (Article Fourth)

     2.     The liability of directors and officers was limited to the extent permitted by Section 102(b)(7) of the Delaware General Corporation Law. (Article Tenth, Section 2)

     3.     The generally understood powers of the Board of Directors to manage our business were expressly affirmed. (Article Tenth, Sections 1 and 3)

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Subject to the rights of holders of any series of preferred stock that may from time to time be issued, holders of common stock are entitled to one vote per share on matters acted upon at any stockholders’ meeting, including the election of directors, and to dividends when, as and if declared by the Board of Directors out of funds legally available therefor. There is no cumulative voting and the common stock is not redeemable. In the event of any liquidation, dissolution or winding up of Oceanic Exploration, each holder of common stock is entitled to share ratably in all assets of Oceanic Exploration remaining after the payment of liabilities and any amounts required to be paid to holders of preferred stock, if any. Holders of common stock have no preemptive or conversion rights and are not subject to further calls or assessments by Oceanic Exploration. All shares of common stock now outstanding are and will be fully paid and nonassessable.

Our common stock is not listed on any exchange. However, it is quoted on the OTC Bulletin Board under the symbol OCEX.

Penny Stock Regulation

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00, except for securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;

•	a toll-free telephone number for inquiries on disciplinary actions;

•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation.

     Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. The additional burdens imposed upon stockbrokers by these requirements discourages stockbrokers from effecting transactions in our common stock, which may limit the market liquidity and the ability of investors to trade our common stock. The lack of volume and transactions in our stock may reduce the overall market value of the common stock.

As reported by the OTC Bulletin Board, the range of bid prices in our common stock over the fiscal years ended December 31, 2002, 2001 and 2000 (which are not necessarily representative of actual transactions) is set forth below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2002			2001		2000
Three Months Ended	High	Low	High	Low	High	Low

March 31.45		.18	.34	.28	.30	.19
June 30.30		.20	.40	.20	.47	.28
September 30.40		.08	.57	.25	.44	.34
December 31.18		.05	.61	.25	.45	.34

We use all available funds for working capital purposes and have never paid a dividend. We do not anticipate paying dividends in the future. As of March 1, 2003, the number of record holders of our common stock was 444.

Preferred Stock

Our authorized capital stock also includes 600,000 shares of preferred stock, par value $10.00 per share. Our Board of Directors, without further action by the stockholders, is authorized to issue shares of preferred stock in one or more series and to determine the voting rights, preferences as to dividends, and the liquidation, conversion, redemption and other rights of each series. The issuance of a series with voting and conversion rights may adversely affect the voting power of the holders of common stock. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Oceanic Exploration without further action by shareholders. We currently have no plan to issue any shares of preferred stock.

Transfer Agent

Our transfer agent is Mellon Investor Services, 400 South Hope Street, Fourth Floor, Los Angeles, California 90071-3401.

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. You can identify these statements by words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by Oceanic Exploration in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected costs of litigation, the volatility and level of oil and natural gas prices, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, fluctuations in the economic environment and other such matters, many of which are beyond our control. You are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, we evaluate our estimates including those related to the collectibility of accounts receivable, the realizability of goodwill, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Liquidity and Capital Resources

Oceanic Exploration has historically addressed long-term liquidity needs for oil and gas exploration and development through the use of farm out agreements. Under such agreements, we sell a portion of our ownership interest in the concession to an outside party who is then responsible for the exploration activities. This is a strategy that we intend to continue in the event it becomes feasible to proceed with further exploration in any of the areas where we currently own concessions.

On August 19, 2002, Oceanic Exploration filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission registering shares of common stock to be issued to stockholders pursuant to a rights offering. Under the terms of the rights offering, the Company offered the holders of its common stock the rights to subscribe for additional shares at a purchase price of $.15 per share on the basis of 2.1177565 shares of common stock for each share held as of November 7, 2002. A total of 21,000,000 shares of common stock was offered to all stockholders. The Registration Statement was declared effective November 12, 2002.

The rights to purchase common stock expired on December 16, 2002. The following subscriptions were accepted by the Company, resulting in gross proceeds of $3,150,000:

•	12,543,365 shares of common stock, at an aggregate purchase price of $1,881,505, pursuant to the basic subscription rights, and

•	8,456,635 shares of common stock, at an aggregate purchase price of $1,268,495, pursuant to the over-subscription privilege.

On August 15, 2002, we established a line of credit with NWO Resources, Inc., our major stockholder, to fund our operations prior to the completion of the rights offering. As of December 16, 2002, a total of $400,000 had been drawn down. That amount, plus accrued interest of $2,598, was repaid December 19, 2002 using proceeds from the rights offering.

Proceeds of the rights offering will be used to fund future operations of the Company including the ongoing legal action in Australia and the pursuit of commercial opportunities in East Timor.

Cash Flow: Cash used in operating activities during the years ended December 31, 2002 and 2001 was $2,583,013 and $2,965,029, respectively. Ongoing legal and professional fees associated with the litigation in the Australian courts and the application for an Expansion of Seabed Concession in East Timor has required substantial expenditures. During the years ended December 31, 2002 and 2001, respectively, Oceanic Exploration incurred expenses of $1,412,994 and $1,511,625 related to legal and commercial activities in Australia and the Timor Gap area. These costs are included in exploration expenses resulting in an increase over what exploration expenses have been historically. Until we obtain a final judgment or settlement of the suit or achieve recognition of our rights by the new government in East Timor, exploration expenses will continue to be high.

During the years ended December 31, 2002 and 2001, operations of the employment agency in San Diego, California, produced a net loss of approximately $518,000 and $654,500, respectively, and resulted in cash used in operating activities of approximately $396,500 and $640,000. Staffing revenue generated by Alliance during 2002 averaged approximately $202,000 per month compared to approximately $223,500 during 2001.

Oceanic Exploration currently receives approximately $540,000 per year in connection with services provided to Cordillera Corporation and San Miguel Valley Corporation, pursuant to management agreements, compared to $448,000 for the year ended December 31, 2001. The level of services provided to San Miguel Valley Corporation decreased approximately $10,000 per month during 2001 as a result of a change in employees providing services under the management contract. During 2002, the level of service has increased approximately $4,000 per month. Because the level of service is dependent upon the needs of the corporation and available employees, it is normal to see fluctuations from year to year. In addition, Oceanic Exploration has management agreements with Points Four World Travel, Inc. and, until September 1, 2002 when services were terminated by mutual agreement, Global Access Telecommunications, Inc. Amounts received from Global Access Telecommunications, Inc. through August 31, 2002 were approximately $134,000. Amounts received from Points Four World Travel, Inc. were less than $2,000 in 2002. The amount received under these two contracts during the year ended December 31, 2001 was approximately $66,800. Our Chairman of the Board and Chief Executive Officer is affiliated with each of these corporations. See “Item 12. Certain Relationships and Related Transactions.” Amounts received under the management agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee up to 5% of the total amount.

Oceanic Exploration had $2,881,913 in cash and cash equivalents and working capital of $2,447,813 at December 31, 2002 compared with $2,462,692 in cash and cash equivalents and working capital of $1,974,499 at December 31, 2001. Our management believes that existing resources will be sufficient to fund our operations through December 31, 2003.

Results of Operations

We had a 3% decrease in revenues during the year ended December 31, 2002 compared to the year ended December 31, 2001. Staffing revenue decreased 10% and management fees increased 31% during the year ended December 31, 2002 compared to the year ended December 31, 2001.

Despite a decrease in staffing revenue during 2002, the overall operations of Alliance have improved. Gross margin for the year ended December 31, 2002 was 18% compared to 15% for the year ended December 31, 2001. General and administrative costs decreased 12% and loss for the year decreased 21% during the year ended December 31, 2002 compared to the year ended December 31, 2001.

The increase in management revenue during the year ended December 31, 2002 compared to the year ended December 31, 2001 is due to an increase in fees charged to Cordillera Corporation and San Miguel Valley Corporation and the addition of management fees from Global Access Telecommunications, Inc. Because the level of service is dependent upon the needs of the corporation and available employees, it is normal to see fluctuations from year to year.

Costs and expenses for the year ended December 31, 2002 decreased 11% in total compared to costs and expenses for the year ended December 31, 2001. Ongoing legal and professional fees associated with the litigation in the Australian courts and the pursuit of commercial opportunities in East Timor were $1,412,994 during the year ended December 31, 2002 compared to $1,511,625 during the year ended December 31, 2001 resulting in a reduction of approximately 6%. These costs are included in exploration expenses and make up the majority of such costs.

Staffing direct costs are 13% less for the year ended December 31, 2002 compared to the year ended December 31, 2001. This is largely related to the reduction in staffing revenue.

Amortization and depreciation for the year ended December 31, 2002 is 29% less than the year ended December 31, 2001. This is mainly due to implementation of Statement of Financial Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Intangible Assets. Pursuant to SFAS 142, net goodwill of $346,659 as of December 31, 2001, associated with the acquisition of Alliance, is no longer being amortized but will be tested for impairment annually. We performed a transitional impairment analysis of goodwill effective January 1, 2002 and concluded there was no impairment of goodwill. We have completed our annual impairment analysis for the year ended December 31, 2002 subsequent to the end of the fourth quarter of 2002 and concluded there was no impairment of goodwill. The carrying value of our goodwill will be tested for impairment at the end of the fourth quarter each year and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Amortization expense related to goodwill was approximately $42,000 during the year ended December 31, 2001.

Total general and administrative costs for the year ended December 31, 2002 are 11% less than for the year ended December 31, 2001. As discussed above, general and administrative costs for the employment operations decreased 12% for the year ended December 31, 2002 compared to the year ended December 31, 2001, despite the fact that rent expense for 2002 was almost twice as much as it was in 2001. The decrease was due to lower salary costs and a reduction in other costs wherever possible. Corporate general and administrative costs are 8% less for the year ended December 31, 2002 compared to the year ended December 31, 2001. During 2001 Oceanic Exploration made severance payments to the outgoing President and Human Resources Director of Alliance and during 2002 expenses were reduced due to the write-off of a previous accrual that we believe is no longer due and payable. We had accrued $60,000 during the period 1985 to 1991 relating to security costs for a loan that we had during that period. The underlying loan was paid off in 1992 and we believe we are no longer liable for this amount because the statute of limitations regarding this matter has expired.

Other income and expense for the year ended December 31, 2002 is 117% lower than for the year ended December 31, 2001. Interest income is 88% lower for the year ended December 31, 2002 compared to the year ended December 31, 2001 due to lower cash balances and a decrease in interest rates. Interest and financing costs increased 30% due to interest paid on the NWO line of credit and costs associated with financing a copier. The category “Other” consists mainly of gains and losses on the disposal of fixed assets and foreign exchange rate gains and losses. Foreign exchange rates were much less favorable for most of 2002 compared to 2001.

We have not recorded an income tax benefit for the year ended December 31, 2002 due to the uncertainty as to when we would be able to utilize a loss carryforward.

Effect of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (‘FASB’) issued Statement 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This statement requires entities to record a liability for the estimated retirement and removal costs of assets used in their business. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Adoption of SFAS 143 may result in increases in liabilities, assets and expense recognition in financial statements. This statement is effective for fiscal years beginning after June 15, 2002. We do not anticipate that implementing this standard will have a material impact on our financial condition or operations.

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002 and will impact any exit or disposal activities we initiate after that date.

In April 2002, the FASB issued Statement 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections (“SFAS 145”). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002 and will impact the reporting of any gains and losses from extinguishment of debt that may occur after that date.

In December 2002, the FASB issued Statement 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure: an amendment of FASB Statement 123 (“SFAS 123”), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for fiscal years beginning after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. We currently do not have any stock-based compensation and have no plans to implement stock-based compensation. In the event we initiate a stock-based compensation plan it will be in compliance with SFAS 148.

In January 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated

Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2002

(With Independent Auditor’s Report Thereon)

Independent Auditor’s Report

The Board of Directors and Stockholders
Oceanic Exploration Company:

We have audited the accompanying consolidated balance sheet of Oceanic Exploration Company and subsidiaries as of December 31, 2002, and the related consolidated statements of operation, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of and for the year ended December 31, 2001, were audited by other auditors whose report dated March 1, 2002, expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oceanic Exploration Company and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, Oceanic Exploration Company and subsidiaries adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

Grant Thornton LLP

Cleveland, Ohio
March 13, 2003

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

Assets	2002	2001

Cash and cash equivalents, unrestricted	$2,881,913	2,462,692
Trade accounts receivable, net of allowance for doubtful accounts of $14,488 and $7,968, respectively	251,070	273,544
Due from affiliates	9,293	14,340
Accounts receivable – miscellaneous (note 5)	181,977	195,922
Prepaid expenses and other	53,579	85,038

Total current assets	3,377,832	3,031,536

Oil and gas property interests, full-cost method of accounting (note 8)	39,000,000	39,000,000
Less accumulated amortization, depreciation, and impairment allowance	(39,000,000)	(39,000,000)

	—	—

Furniture, fixtures, and equipment	189,833	193,329
Less accumulated depreciation	(121,532)	(80,351)

	68,301	112,978
Restricted cash (notes 4 and 11)	186,629	185,507
Goodwill, net of accumulated amortization of $73,534 (note 3)	346,659	346,659
Other intangible assets, net of accumulated amortization of $137,500 and $87,500, respectively (note 3)	12,500	62,500

Total assets	$3,991,921	3,739,180

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$130,277	321,965
Accounts payable to affiliates	—	60,000
United Kingdom taxes payable, including accrued interest (note 11)	568,394	495,156
Accrued expenses	231,348	179,916

Total current liabilities	930,019	1,057,037
Other non-current liabilities	23,892	26,736

Total liabilities	953,911	1,083,773

Stockholders’ equity: (note 6)
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 50,000,000 and 12,000,000 shares, respectively; issued and outstanding 30,916,154 and 9,916,154 shares, respectively	1,932,259	619,759
Capital in excess of par value	1,847,241	155,696
Retained (deficit) earnings	(741,490)	1,879,952

Total stockholders’ equity	3,038,010	2,655,407

Commitments and contingencies (notes 4, 5 and 11)
Total liabilities and stockholders’ equity	$3,991,921	3,739,180

     See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2002 and 2001

	2002	2001

Revenue:
Staffing revenue	$2,421,528	2,682,027
Management revenue - related parties (note 7)	675,912	514,418

	3,097,440	3,196,445

Costs and expenses:
Exploration expenses (note 4)	1,427,681	1,517,272
Staffing direct costs	1,997,170	2,283,875
Amortization and depreciation	95,196	134,798
General and administrative	2,165,901	2,418,889

	5,685,948	6,354,834

Operating loss	(2,588,508)	(3,158,389)
Other income (expense):
Interest income	21,773	181,068
Interest and financing costs	(25,807)	(19,863)
Other	(28,900)	33,402

	(32,934)	194,607

Loss before income taxes	(2,621,442)	(2,963,782)
Income tax expense (note 5)	—	36,223

Net loss	$(2,621,442)	(2,927,559)

Basic and diluted loss per common share	$(0.24)	(0.30)
Weighted average number of common shares outstanding	10,836,702	9,916,154

     See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2002 and 2001

	2002	2001

Preferred stock:
Balance, beginning of year	$—	—
Preferred stock issued	—	—

Balance, end of year	—	—

Common stock and capital in excess of par value:
Balance, beginning of year	775,455	775,455
Common stock issued	3,004,045	—

Balance, end of year	3,779,500	775,455

Retained earnings:
Balance, beginning of year	1,879,952	4,807,511
Net loss	(2,621,442)	(2,927,559)

Balance, end of year	(741,490)	1,879,952

Total stockholders’ equity	$3,038,010	2,655,407

     See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2002 and 2001

	2002	2001

Cash flows from operating activities:
Net loss	$(2,621,442)	(2,927,559)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	95,196	134,798
Loss on disposal of fixed assets	1,292	8,049
Deferred income taxes	—	(2,208)
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	41,466	(139,955)
Prepaid expenses and other assets	31,459	(52,340)
Other noncurrent assets, restricted cash	(1,122)	(185,507)
Increase (decrease) in accounts payable and due to affiliates	(251,688)	171,482
Increase in United Kingdom taxes payable, including accrued interest payable; and accrued expenses	124,670	1,475
Other noncurrent liabilities	(2,844)	26,736

Cash used in operating activities	(2,583,013)	(2,965,029)

Cash flows from investing activities:
Purchases of fixed assets	(2,216)	(47,435)
Sale of fixed assets	405	—

Cash used in investing activities	(1,811)	(47,435)

Cash flows from financing activities:
Advances from shareholder	400,000	—
Repayments to shareholder	(400,000)	—
Proceeds from rights offering, net	3,004,045	—

Cash provided by financing activities	3,004,045	—

Net increase (decrease) in cash	419,221	(3,012,464)
Cash at beginning of year	2,462,692	5,475,156

Cash at end of year	$2,881,913	2,462,692

Cash paid for interest	$4,839	696
Cash paid for income taxes	—	88,193

     See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(1)	Summary of Significant Accounting Policies

(a)	General

Oceanic Exploration Company and subsidiaries (the Company) was historically engaged in the business of acquiring oil and gas concessions covering large blocks of acreage in selected areas of the world. The term “concession” is used to mean exploration, development and production rights with respect to a specific area, which rights may be created by agreement with a government, governmental agency or corporation. Subsequent to purchase, the Company conducts exploration activities thereon, including seismic and other geophysical activities. The Company is not currently conducting exploration activities. They are currently actively pursuing legal claims to protect the disputed oil and gas concession they have to acreage in the Timor Gap between East Timor and Australia.

Effective March 31, 2000, the Company purchased the employment operations and certain assets of Alliance Services Associates, Inc., the wholly owned subsidiary of Alliance Staffing Associates, Inc. Alliance is an employment agency located in San Diego, California. The Company operates the business through its wholly owned division, Alliance Employment Solutions, through which they offer employment solutions to clients’ needs for executive search, professional and technical placement, human resources consulting, site management and contract staffing.

The Company also provides management services to various entities with which the Chairman of the Board of Directors and Chief Executive Officer is affiliated. All services are provided on a cost plus 5% of the cost mark up basis.

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

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

The Company’s offshore Greece oil and gas property interests represent a 15% net profit interest in such properties. The property was fully depleted for book purposes as of March 31, 1999.

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

(g)	Revenue Recognition

The Company recognizes revenues from oil and gas interests as such revenues are earned, pursuant to contracts that provide for such interests. They provide employment services to customers that are billed on a per hour basis. Employment service revenues are recognized as billable hours are incurred. The Company recognizes management service revenues pursuant to contracts under which they provide management services to related parties. Management service revenues are recognized as such revenues are earned, in accordance with the related contracts. Such contracts generally provide for an annual fee which is recognized ratably over the service period.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(h)	Furniture, Fixtures, Equipment and Intangibles

Depreciation of furniture, fixtures and equipment is provided primarily using the straight-line method over the useful lives of the assets. With the exception of assets acquired during the acquisition of Alliance, computers and computer equipment is depreciated over four years, office equipment is depreciated over seven years and office furniture over ten years. Assets acquired during the acquisition of Alliance are being depreciated over three, five and seven years, respectively.

Amortization of intangible assets is provided using the straight-line method over the term of the underlying contracts, which is three years. The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In 2002, no events or circumstances occurred that warranted a revision of the remaining useful lives of any of these assets.

(i)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

(j)	Reclassifications

Certain amounts recorded in prior periods have been reclassified to conform to current period presentation.

(2)	Oil and Gas Property

The Company entered into a Participation Agreement with Mariah Energy, LLP that was effective for the period September 5, 2000 to December 31, 2001. Under the terms of the agreement, the Company purchased a 75% working interest in certain oil and gas property in Finney County, Kansas, covering 1,280 net acres, for $33,600. The agreement provided for participation in the drilling of an exploration test well. The test well was drilled in October 2000 and determined to be a dry hole. The cost of the working interest, plus the related impairment reserve was written off at December 31, 2001 as all rights under the Participation Agreement had expired.

(3)	Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. Prior to January 1, 2002, goodwill previously recorded in connection with the acquisition of Alliance, was being amortized on a straight-line basis over a period of 10 years. As a result of the adoption of SFAS No. 142, the $346,659 carrying value of remaining goodwill will be tested for impairment at the end of the fourth quarter each year and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

The Company had also recorded $150,000 related to non-compete agreements in connection with the acquisition of Alliance that is being amortized on a straight-line basis over a period of 36 months, the term of the non-compete agreements. Amortization expense for 2002 and 2001 was $50,000. In 2002, no events or circumstances occurred that warranted a revision of the remaining useful life. It will be fully amortized at March 31, 2003.

Impairment testing for goodwill is done at a reporting unit level. Currently, we have identified two reporting units (corporate, including oil and gas, and employment operations) under the criteria set forth by SFAS No. 142. An impairment loss may be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.

The Company performed a transitional impairment analysis of goodwill effective January 1, 2002 and concluded there was no impairment of goodwill. For the year ended December 31, 2002, the annual impairment analysis was completed subsequent to the end of the fourth quarter of 2002 and the Company concluded there was no impairment of goodwill. The Company’s assessment of goodwill is based on the requirements of SFAS No. 142 that require management to estimate the fair value of the reporting unit to which the goodwill has been assigned. Determination of fair value is dependent upon many factors including management’s estimate of future cash flows, appropriate discount rates, and identification and evaluation of comparable businesses. For goodwill, any one of a number of future events could cause the Company to conclude that impairment indicators exist and the carrying value of these assets cannot be recovered.

Net loss and loss per share, adjusted to include the non-amortization provisions of SFAS No. 142, net of tax, are as follows:

	Year ended December 31,
Net loss:	2002	2001

Reported net loss	$(2,621,442)	(2,927,559)
Goodwill amortization	—	27,733

Adjusted net loss	$(2,621,442)	(2,899,826)

Basic loss per share:	2002	2001

Reported net loss	$(0.24)	$(0.30)
Goodwill amortization	—	—
Adjusted net loss	$(0.24)	$(0.30)

Diluted loss per share:	2002	2001

Reported net loss	$(0.24)	$(0.30)
Goodwill amortization	—	—
Adjusted net loss	$(0.24)	$(0.30)

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(4)	Exploration Expenses

In 1974 Petrotimor Companhia de Petroleos, S.A. (“Petrotimor”), the Company’s wholly owned subsidiary, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million acre area between East Timor and Australia in an area known as the “Timor Gap.” At that time Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976 Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.

On December 11, 1989, Australia and Indonesia, ignoring Petrotimor’s rights under its concession from Portugal, signed the Timor Gap Treaty, purporting to create a joint zone of cooperation, whereby these two countries could control the exploration and development of hydrocarbons in an area over which both countries claimed rights. A portion of this area, designated as Zone A, falls largely within the area where Petrotimor holds rights under its concession agreement with Portugal.

The treaty created a Joint Authority that purported to grant and enter into production sharing contracts with various companies who have carried out exploration activities in the joint zone of cooperation. According to the 2001 Annual Report of Phillips Petroleum Company (one of the companies that has carried out exploration activities in the Timor Gap and an affiliate of the Phillips companies in our suit), Phillips and other participants in the production sharing contracts discovered gas and gas condensate in the Timor Gap area that the Company claims. Their drilling in 1995 confirmed that the discovery extended across two production sharing contract areas designated as the Bayu-Undan field. This field is being developed in two phases by Phillips and the other participants. As reported by Phillips, the first phase is a gas-recycle project, where condensate and natural gas liquids will be separated and removed and the dry gas reinjected into the reservoir. This phase is expected by Phillips to begin full commercial production in 2004, at an anticipated net rate of 50,000 barrels of liquids per day from proved reserves. The second phase would involve the production, export and sale of the natural gas from the field, which would be transported by pipeline to Australia for domestic markets or liquefied for shipment elsewhere. In July 2001, Phillips and its co-venturers announced that they had deferred an investment decision on the second phase of the project, pending resolution of certain critical legal (which the Company believes includes their litigation), fiscal and taxation issues.

According to the 2000 Annual Report of Petroz N.L., which was acquired by Phillips in December 2000, there are proven 297 million barrels of condensate and natural gas liquids and 2.7 trillion cubic feet of gas in the Bayu-Undan field alone, with another 107 million barrels and .7 trillion cubic feet possible.

A portion of the area known as Greater Sunrise, which includes the Sunrise, Sunset and Troubadour areas, is also within the Timor Gap area claimed by Petrotimor and has substantial potential gas reserves. Woodside Energy Limited estimated reserves of 9.16 trillion cubic feet of gas in the Greater Sunrise Fields in November 2000. However, there can be no assurance that such amounts can be produced or recovered at an economical price.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

On March 6, 2003 the Australian Parliament ratified the Timor Sea Treaty governing oil and gas projects in the Joint Development Area between Australia and East Timor. In addition an Australian senior official and Timorese ministers in Dili initialed the Sunrise International Unitization Agreement (“IUA”) and a related memorandum of understanding on fiscal issues. Published reports indicate that the IUA states that Australia and East Timor have overlapping maritime claims in the Timor Sea, and that the current boundaries are not permanent. It is uncertain when if ever these overlapping maritime claims will be resolved.

Commercial Opportunity in East Timor. The Company submitted an application for an Expansion of Seabed Concession to the transitional government of East Timor in October 2001 requesting that Petrotimor’s 1974 concession area be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. They believe East Timor is entitled under international law to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations convention on the law of the sea. The Company believes that by so doing, East Timor could acquire jurisdiction over hydrocarbon reserves containing approximately 12 trillion cubic feet of natural gas and associated condensate based upon the Petroz N. L. and Woodside information discussed above. They have not received a response to this application for an Expansion of Seabed Concession.

The status of the Company’s concession is in dispute and subject to current legal proceedings, pursuant to which they will be claiming losses of approximately $2.85 billion Australian dollars, or approximately $1.6 billion U.S. dollars based on the exchange rate as of December 31, 2002. The amount, expressed in U.S. Dollars, will fluctuate based on the exchange rate.

The current government of East Timor has not recognized the concession in East Timor. The Company submitted an application for an Expansion of Seabed Concession to the transitional government in East Timor and received no formal response. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a “senior East Timor government official” as stating that the government does not recognize the concession. The Company has not been advised of the status of the application and whether it is being considered by the new East Timor government. They may never receive a response or may receive an unfavorable response. They are continuing discussions with East Timor government officials in an effort to obtain a favorable formal response and intend to continue to pursue the application and their commercial opportunities in East Timor.

If the government were to recognize the concession and grant the application, it would expand the 1974 Petrotimor concession to correspond with the offshore area over which East Timor is entitled to claim sovereign rights under international law. The Company sponsored a seminar in East Timor for the purpose of explaining appropriate maritime boundaries under applicable international law and the resulting benefits to East Timor if such boundaries are enforced. There is no assurance even if they are successful in the Australian litigation that East Timor will recognize their concession.

During the years ended December 31, 2002 and 2001, respectively, the Company incurred exploration expenses of $1,412,994 and $1,511,625 related to activity in the Timor Gap area.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

In connection with the Company’s litigation over the Timor Gap area, the Company has been required to escrow certain funds in a separate bank account as security for court costs in the event the Company’s litigation proves unsuccessful. The funds have been designated as restricted cash on the accompanying consolidated financial statements for the years ended December 31, 2002 and 2001.

(5)	Income Taxes

Income tax expense consists of the following:

	2002	2001

Current:
U.S. federal	$—	35,615
U.S. state	—	(1,600)

Total current income tax expense	—	34,015
Deferred:
U.S federal	—	2,208

Total income tax expense	$—	36,223

The reconciliation between tax expense computed by multiplying pretax income by the U.S. federal statutory tax rate of 34% and the reported amount of income tax expense is as follows:

	2002	2001

Computed at U.S. statutory tax rate	$891,290	1,007,686
Increase in the valuation allowance	(297,707)	(22,241)
Foreign exploration expenses not deducted for tax purposes	(565,025)	(513,953)
Foreign tax credits (recaptured) utilized, net	—	(315,421)
Adjustment of taxes provided in prior years and other, net	(28,558)	(119,848)

Income tax expense	$—	36,223

The Company carried back the loss generated in fiscal year 2001 for a refund of taxes paid for fiscal year 2000 and accordingly has recorded $177,193 as a receivable that is included in miscellaneous accounts receivable at December 31, 2002.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

At December 31, 2002 and 2001, significant components of deferred tax assets and liabilities (excluding unused foreign tax credits) are as follows:

	2002	2001

Deferred tax assets, net:
Net operating loss carryforward	$296,101	—
Oil and gas properties, principally due to differences in depreciation and depletion and impairment	152,511	152,511
Goodwill amortization	(1,191)	8,334
Intangible assets amortization	37,400	23,800
Other	20,839	23,308

	505,660	207,953
Valuation allowance	(505,660)	(207,953)

The deferred tax assets at December 31, 2002, for which a valuation allowance has been recorded, will be recognized when its realization is more likely than not. The Company generated a net operating loss of $296,101 for the year ended December 31, 2002 for which it has recorded a valuation allowance due to the uncertainty as to when such loss could be utilized.

(6)	Capital Stock

On August 19, 2002, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission registering shares of common stock to be issued to stockholders pursuant to a rights offering. Under the terms of the rights offering, the Company offered the holders of its common stock the rights to subscribe for additional shares at a purchase price of $.15 per share on the basis of 2.1177565 shares of common stock for each share held as of November 7, 2002. A total of 21,000,000 shares of common stock was offered to all stockholders. The Registration Statement was declared effective November 12, 2002.

The rights to purchase common stock expired on December 16, 2002. The following subscriptions were accepted by the Company, resulting in gross proceeds of $3,150,000:

•	12,543,365 shares of common stock, at an aggregate purchase price of $1,881,505, pursuant to the basic subscription rights, and

•	8,456,635 shares of common stock, at an aggregate purchase price of $1,268,495, pursuant to the over-subscription privilege.

The Company adopted an incentive plan in June 1976 which reserved 500,000 shares of common stock for stock options and 200,000 shares for stock grants to be awarded to Company officers, directors, and employees, including certain eligible consultants. At December 31, 2002, no stock options or grants were outstanding. At that date, 223,500 shares were available for future stock option awards, and 115,626 shares were available for future stock grants.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

The Company’s authorized capital stock also includes 600,000 shares of preferred stock, par value $10.00 per share. The Board of Directors, without further action by the stockholders, is authorized to issue the shares of preferred stock in one or more series and to determine the voting rights, preferences as to dividends, and the liquidation, conversion, redemption and other rights of each series. The issuance of a series with voting and conversion rights may adversely affect the voting power of the holders of common stock. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders. There are no present plans to issue any shares of preferred stock.

(7)	Related Party Transactions

The Company provides services to Cordillera Corporation, Points Four World Travel, Inc. and San Miguel Valley Corporation pursuant to written management agreements. Until September 1, 2002, when services were terminated by mutual agreement, services were provided to Global Access Telecommunications, Inc. pursuant to an oral management agreement. James N. Blue, Chairman of the Board of Directors and Chief Executive Officer, is affiliated with each of these corporations. Amounts received under the agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee of 5% of the total amount. During the years ended December 31, 2002 and 2001, management fees received from such entities were approximately $675,900 and $514,400, respectively.

The Company provides to San Miguel Valley Corporation bookkeeping and administrative services, in addition to being responsible for the day-to-day management of San Miguel Valley Corporation. During the years ended December 31, 2002 and 2001, fees received from San Miguel Valley Corporation were approximately $180,000 and $ 132,900, respectively. The agreement with San Miguel Valley Corporation was entered into January 1, 2000 and continues from year to year until it is terminated upon not less than 60 days written notice from either party. San Miguel Valley Corporation is owned by MHC, Inc. of Michigan, a holding company. James N. Blue holds voting control of MHC, Inc. of Michigan and is President and a director.

The Company also provides management, professional and administrative services to Cordillera Corporation. Management is responsible for the day-to-day management of subsidiaries of Cordillera Corporation. During the years ended December 31, 2002 and 2001, fees received from Cordillera Corporation were approximately $ 360,000 and $315,600, respectively. The agreement with Cordillera Corporation was entered into January 1, 2000 and continues from year to year until it is terminated upon not less than 60 days written notice from either party. James N. Blue is the Chairman of the Board of Directors, President and the indirect beneficial owner of a majority of the common stock of Cordillera.

The Company provides bookkeeping services to Points Four World Travel, Inc. During the years ended December 31, 2002 and 2001, fees received from Points Four World Travel, Inc. were approximately $1,800 and $15,500, respectively. The agreement with Points Four World Travel, Inc. was entered into April 1, 2001 and continues from year to year until it is terminated upon not less than 60 days written notice from either party. Points Four World Travel, Inc. is owned by James N. Blue’s sons, Karsten Blue and Linden P. Blue.

Through August 31, 2002, Karsten Blue, son of the Company’s Chief Executive Officer, performed management services as an officer for Global Access Telecommunications, Inc. pursuant to an oral

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

agreement. Effective September 1, 2002, the Company no longer performs management services for Global by mutual agreement. During the years ended December 31, 2002 and 2001, fees received from Global Access Telecommunications, Inc. were approximately $134,000 and $50,400, respectively. In addition to management fees of approximately $50,400 received during the year ended December 31, 2001, the Company also received approximately $154,600 that was included in staffing revenue.

On August 15, 2002, the Company established a line of credit with NWO Resources, Inc., its major stockholder, to fund its operations prior to the completion of the rights offering. As of December 16, 2002, a total of $400,000 had been drawn down. That amount, plus accrued interest of $2,598, was repaid December 19, 2002 using proceeds from the rights offering.

The Company contributes for all qualified employees amounts to a defined contribution pension plan and a 401(k) plan administered by Cordillera. The Company makes contributions to these plans in accordance with the respective plan documents. During the years ended December 31, 2002 and 2001, the Company recorded expense of $125,511 and $83,019, respectively, under these plans.

The Company leases office space at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111 from Sorrento West Properties, Inc., a company indirectly owned and controlled by Mr. Blue, the Company’s Chairman of the Board of Directors and Chief Executive Officer, and his family. The Company believes that, with respect to the lease, they obtained terms no less favorable than those that could have been obtained from unrelated parties in arms-length transactions. The lease was entered into on September 1, 2000 and expires September 1, 2005. Under the terms of the lease, the Company leases 4,990 square feet of space at an annual cost of $18.00 per square foot for the first three years of the lease and $18.50 per square foot for the final two years of the lease. The lease provides for additional rent to cover tenant’s pro rata share of insurance, taxes, common area maintenance and other charges, subject to change annually.

The Company leases office space from an unrelated party in San Diego for the Alliance operations. Under the terms of a three-year lease, beginning November 15, 2001, the Company leases 5,795 square feet of space at an annual cost of $20.40 per square foot. The lease contains a 3% escalation clause, effective on each anniversary date.

Rent expense for the years ended December 31, 2002 and 2001, was $208,481 and $153,057, respectively. Future minimum lease payments under noncancelable operating leases for office space are as follows:

Year ended December 31:
2003	$212,873
2004	202,055
2005	61,543

$476,471

(8)	Supplemental Financial Data – Oil and Gas Producing Activities

The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, Disclosure about Oil and Gas Producing Activities (SFAS No. 69).

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(a)	Disclosures About Capitalized Costs and Costs Incurred

The Company is not currently conducting exploration activities other than litigation activities and the application to expand the East Timor concession. They are currently actively pursuing legal claims to protect the disputed oil and gas concession they have in the Timor Gap between East Timor and Australia. Except for the Greek properties included below, no currently held concessions have been developed into operational oil or gas fields. Capitalized costs related to oil and gas-producing activities are as follows:

	2002	2001

Proved properties (foreign)	$39,000,000	39,000,000

Accumulated amortization, depletion, and impairment allowance	(39,000,000)	(39,000,000)

	$—	—

Costs recorded as exploration expense are primarily related to litigation activities and the application to expand the East Timor concession (see note 4). For the years ended December 31, 2002 and 2001 the Company recorded exploration costs as follows:

	2002	2001

Exploration costs	$1,427,681	1,517,272

(b)	Oil and Gas Revenue

The Company had no oil and gas revenue for the years ended December 31, 2002 and 2001.

(9)	Information Concerning Business Segments

As discussed in note 1, the Company acquired Alliance effective March 31, 2000. Upon this acquisition, the Company began operating in two business segments, oil and gas exploration and employment operations. The Company’s oil and gas exploration activities have historically consisted of exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of, and any revenue from, a discovery. For various reasons, the Company has not been able to participate in exploration and development of any of their concessions since 1994. The objective of the Company’s employment operations is to provide services consisting of executive search, professional and technical placement, human resources consulting, site management and contract staffing to companies in the San Diego area.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see note 1). The Company evaluates its segments based on operating income of the respective divisions.

The table below presents certain financial information for the Company’s operating segments as of and for the years ended December 31, 2002 and 2001.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

	Oil and gas
	exploration,
	including	Employment
	corporate	operations	Total

Year ended December 31, 2002:
Revenue	$675,912	2,421,528	3,097,440
Interest income	20,200	1,573	21,773
Loss before taxes	(2,103,398)	(518,044)	(2,621,442)
Income tax expense	—	—	—
Total assets	3,098,823	893,098	3,991,921
Capital expenditures	—	2,216	2,216
Exploration expenses	1,427,681	—	1,427,681
Staffing direct costs	—	1,997,170	1,997,190
Amortization and depreciation	12,102	83,094	95,196
Year ended December 31, 2001:
Revenue	$514,418	2,682,027	3,196,445
Interest income	178,731	2,337	181,068
Loss before taxes	(2,309,351)	(654,431)	(2,963,782)
Income tax expense	17,092	19,131	36,223
Total assets	2,818,596	920,584	3,739,180
Capital expenditures	25,304	22,131	47,435
Exploration expenses	1,517,272	—	1,517,272
Staffing direct costs	—	2,283,875	2,283,875
Amortization and depreciation	7,977	126,821	134,798

(10)	Significant Customers

As of December 31, 2002 and 2001, the Company had accounts receivable from a significant customer totaling approximately $102,000 and $115,000, respectively. The same customer accounted for approximately 17% and 24%, respectively, of the Company’s revenue during the years ended December 31, 2002 and 2001.

(11)	Commitments and Contingencies

Prior to 1985 the Company had subsidiaries operating in the United Kingdom. During 1985 the subsidiaries disposed of an interest in a license. The Company has been advised there may be taxable capital gains resulting from the transaction and further, there does not appear to be a statute of limitations with respect to collection of taxes. The Company has accrued the estimated capital gains tax liability and continues to accrue interest thereon.

The Company is a party to certain legal proceedings and claims in Australia against the Commonwealth of Australia, the Joint Authority established 11 December 1989 and three Conocophillips companies operating in the Timor Gap. On February 3, 2003, the Federal Court in Sydney, Australia, in ruling on an

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

application by the Commonwealth and the Phillips Companies, determined on a technical point, that it lacked the jurisdiction to hear the claims made by Oceanic and Petrotimor, other than those relating to misuse of confidential information. The decision comprised a joint judgment of Chief Justice Black and Justice Hill, and a separate judgment of Justice Beaumont.

The joint judgment determined that, although the claims of Oceanic and Petrotimor appeared arguable, the 1906 decision of the High Court in Potter v The Broken Hill Proprietary Company Pty Ltd (1906) 3 CLR 479 bound the Federal Court to uphold the principal that an Australian Court could not determine litigation where a relevant issue was the validity of an act of a foreign sovereign government, in this case said to be the grant by Portugal of the Concession to Petrotimor.

The High Court of Australia has previously suggested (as late as March 2002) that the decision in Potter could be reconsidered by the Court in an appropriate case. Oceanic and Petrotimor believe that its Australian litigation is such an appropriate case and intend to seek special leave to appeal to the High Court. In the event that an appeal to the High Court were to succeed, Oceanic and Petrotimor remain confident in the strength of their claims vis a vis the named defendants.

In the event an appeal to the High Court is unsuccessful, the Company has been ordered to pay the costs of the defendants. As part of the ongoing litigation the Company was required to provide Bank Guarantees as security for costs. The guarantees were provided by Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia. As of December 31, 2002 the Company has $186,629 (AUD $332,553) on deposit with ANZ Bank as collateral for the Guarantees. The funds have been designated as restricted cash. There can be no assurance these funds will be sufficient to cover all costs in the event the Company’s litigation proves unsuccessful.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 19, 2003, our Board of Directors dismissed KPMG LLP as the Company’s auditors and appointed Grant Thornton LLP to serve as our independent public accountants. For additional information please refer to Form 8-K dated February 19, 2003 that was filed on February 26, 2003.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the members of the Board of Directors and our executive officers, and sets forth the position with Oceanic Exploration held by each:

Name	Age	Position

James N. Blue	67	Director, Chairman of the Board and Chief Executive Officer
Charles N. Haas	65	Director and President
John L. Redmond	72	Director and Vice President, International Exploration
Gene E. Burke, M.D.	73	Director
Sidney H. Stires	73	Director
Janet A. Holle	51	Vice President/Secretary
Phylis J. Anderson	53	Treasurer and Chief Financial Officer

Directors hold these positions until their respective successors are elected and qualified. The current directors, except for John L. Redmond, were elected in 1982 and no meeting of the stockholders has been held since that date. Mr. Redmond was appointed in 1994 by the remaining directors to fill a vacancy on the Board of Directors. There is no audit committee of the Board of Directors.

James N. Blue. Mr. Blue has been a director and officer since 1981. He has also been chairman of the board of directors of General Atomic Technologies Corporation in San Diego, California, president and a director of NWO Resources, Inc. and chairman of the board of directors and president of Cordillera Corporation for in excess of the last five years.

Charles N. Haas. Mr. Haas has been a director and officer since 1981. He has also been a director and vice president of Cordillera Corporation for in excess of the last five years.

John L. Redmond. Mr. Redmond has been a director since 1994. He has been Vice President, International Exploration since 1990.

Gene E. Burke, M.D. Dr. Burke has been a director since 1972. He has been a physician in sole practice in Houston, Texas for in excess of the last five years.

Sidney H. Stires. Mr. Stires has been a director since 1980. During that time Mr. Stires has been the President of Stires & Co., Inc., an investment banking company in New York, NY.

On August 11, 1998, an SEC Administrative Judge entered an order finding that Stires & Co., Inc., and Sidney H. Stires willfully violated, and willfully aided and abetted the violation by certain promoters, the antifraud provision of the Federal Securities laws. The Judge further found that Stires & Co., Inc. failed to supervise its employees as required by Federal Securities law in connection with the proposed sale of non-existent securities known as “Euro-GICs.” A civil penalty of $300,000 was imposed on Stires & Co., Inc. and a civil penalty of $100,000 was imposed on Mr. Stires. In addition, Mr. Stires was suspended from activity as a securities dealer for 90 days. Mr. Stires paid the $100,000 civil penalty and has served his suspension. On June 24, 1999, the Commission issued an order reducing the $300,000 civil penalty to $150,000 and otherwise declaring the decision final.

Janet A. Holle. Ms. Holle has been an officer since 1987.

Phylis J. Anderson. Ms. Anderson has been an officer of Oceanic Exploration since April 2000. Previously she was controller of jetCenters, Inc., an affiliate of Cordillera Corporation, for one year and in public accounting for four years before that.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to it, the Company believes that all such filing requirements were complied with by its directors and officers, except one report was inadvertently filed late by Director Sidney H. Stires, covering two transactions.

ITEM 10. EXECUTIVE COMPENSATION

The following information summarizes compensation paid to James N. Blue, Chief Executive Officer and Charles N. Haas, President.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation

					Awards		Payout

Securities
Under-
				Other	Restricted	lying
				Annual	Stock	Options/	LTIP	All Other
Name and	Fiscal	Salary	Bonus	Compensation	Awards	SARS(#)	Payouts	Compensation
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)

James N. Blue, Chairman of the Board and CEO	2002	60,000[1]
	2001	60,000[1]
	2000	60,000[1]
Charles N. Haas, President	2002	175,000[2]						26,136[3]
	2001	175,000[2]	1,300					24,461[3]
	2000	175,000[2]						22,470[3]

1 Monthly officer’s fee of $5,000.

2 A portion of the salary and other compensation paid to Mr. Haas has been reimbursed based on cost sharing arrangements with other companies. See “Certain Relationships And Related Transactions-Management Agreements.”

3 Oceanic Exploration is a participant in the Cordillera and Affiliated Companies’ Money Purchase Pension Plan and 401(k) Plan, covering all qualified employees of Oceanic Exploration. The pension plan is a non-contributory defined contribution plan. Oceanic Exploration contributions to this plan are based on 6% of total compensation not exceeding the limit established annually for the Federal Insurance Contribution Act (FICA) and 11.7% of compensation in excess of this limit. Vesting begins after two years of service at a rate of 20% annually with full vesting subsequent to six years of service or upon retirement, death or permanent disability. The 401(k) plan provides for discretionary employee contribution of up to 12% of annual pre-tax earnings, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code. Oceanic Exploration is required to match contributions to the extent of 6% of annual employee compensation.

Members of the Board of Directors who are not employees of Oceanic Exploration or any of its affiliates receive directors’ fees of $500 per month. Members of the Board of Directors who are employees do not receive directors’ fees. Mr. Blue receives a monthly fee of $5,000 for services as an officer of Oceanic Exploration.

We have one material employment contract, which is with Maureen Sullivan, the President of the Alliance Division. We entered into the employment agreement with Ms. Sullivan, dated December 22, 2000, that is effective January 1, 2001, for a period of three years. Ms. Sullivan took over as president of the Alliance Division on March 26, 2001. Under the terms of the agreement, Ms. Sullivan receives a base salary of $150,000 plus a bonus. The quarterly bonus is initially 20% of the improvement in net loss from the previous quarter. Once the Alliance Division is no longer in a net loss position, the quarterly bonus is 25% of the pretax net profit of the Alliance Division for such quarter.

We have no compensation committee. James N. Blue and Charles N. Haas participated in all deliberations concerning executive officer compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 1, 2003 there were issued and outstanding 30,916,154 shares of common stock, which is our only outstanding class of voting securities. Holders of common stock are entitled to one vote per share on each matter upon which stockholders may be entitled to vote.

The following table sets forth information regarding shares of common stock beneficially owned as of March 1, 2003 by (i) each person known by us to beneficially own 5% or more of the outstanding common stock, (ii) by each director, (iii) by each person named in the summary compensation table and (iv) by all officers and directors as a group.

Names and Addresses of Officers,	Amount of	Nature of Beneficial	Percentage of
Directors and Principal Stockholders	Common Stock	Ownership	Class

NWO Resources, Inc.[1] c/o Samuel C. Randazzo 21 E. State Street, Suite 1700 Columbus, OH 43215	22,925,489	Sole voting and investment power	74.2%
Cordillera Corporation[1] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	2,547,289	Sole voting and investment power	8.2%
James N. Blue[2,4] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None	[1,2]	N/A

Names and Addresses of Officers,	Amount of	Nature of Beneficial	Percentage of
Directors and Principal Stockholders	Common Stock	Ownership	Class

Charles N. Haas[3,4] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None	[3]	N/A
Sidney H. Stires[4] 12 East 44th Street New York, NY 10017	244,744	Through Spouse’s Trust	less than 1%
Gene E. Burke, M.D4 3555 Timmons #660 Houston, TX 77027	None		N/A
John L. Redmond[4] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None		N/A
All Directors and Officers as a group (7 persons)	244,744	[1,2,3]	less than 1%

1 Mr. Blue is chairman of the board of directors and president of Cordillera Corporation, the major stockholder of NWO Resources, Inc., which owns 74.2% of our stock. Through affiliates, Mr. Blue indirectly beneficially holds a majority of the common stock of Cordillera Corporation, which owns an additional 8.2% of our stock.

2 Mr. Blue is chairman of the board of directors and president of NWO Resources, Inc.

3 Mr. Haas is a director and vice president of Cordillera Corporation.

4 Director of Oceanic Exploration.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

We provide services to Cordillera Corporation, Points Four World Travel, Inc. and San Miguel Valley Corporation pursuant to written management agreements. Until September 1, 2002, when services were terminated by mutual agreement, we provided services to Global Access Telecommunications, Inc. pursuant to an oral management agreement. James N. Blue, our Chairman of the Board of Directors and Chief Executive Officer, is affiliated with each of these corporations. Amounts received under the agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee of 5% of the total amount. During the years ended December 31, 2002 and 2001, management fees received from such entities were approximately $675,900 and $514,400, respectively.

The purpose for such agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.

We provide to San Miguel Valley Corporation bookkeeping and administrative services, in addition to being responsible for the day-to-day management of San Miguel Valley Corporation, resulting in approximately 6% of our current total revenue. During the years ended December 31, 2002 and 2001, fees received from San Miguel Valley Corporation were approximately $180,000 and $ 132,900, respectively. The agreement with San Miguel Valley Corporation was entered into January 1, 2000 and continues from year to year until it is terminated upon not less than 60 days written notice from either party. San Miguel Valley Corporation is owned by MHC, Inc. of Michigan, a holding company. James N. Blue holds voting control of MHC, Inc. of Michigan and is President and a director.

We also provide management, professional and administrative services to Cordillera Corporation that currently account for approximately 12% of our total revenue. Our management is responsible for the day-to-day management of subsidiaries of Cordillera Corporation. During the years ended December 31, 2002 and 2001, fees received from Cordillera Corporation were approximately $ 360,000 and $315,600, respectively. The agreement with Cordillera Corporation was entered into January 1, 2000 and continues from year to year until it is terminated upon not less than 60 days written notice from either party. James N. Blue is the chairman of the board of directors, president and the indirect beneficial owner of a majority of the common stock of Cordillera.

We provide bookkeeping services to Points Four World Travel, Inc. Their payments are immaterial as a percentage of our total revenue. During the years ended December 31, 2002 and 2001, fees received from Points Four World Travel, Inc. were approximately $1,800 and $15,500, respectively. The agreement with Points Four World Travel, Inc. was entered into April 1, 2001 and continues from year to year until it is terminated upon not less than 60 days written notice from either party. Points Four World Travel, Inc. is owned by James N. Blue’s sons, Karsten Blue and Linden P. Blue.

Through August 31, 2002, Karsten Blue, son of our Chief Executive Officer, performed management services as an officer for Global Access Telecommunications, Inc. pursuant to an oral agreement, which accounted for approximately 4% of total revenue for 2002. Effective September 1, 2002, we no longer perform management services for Global by mutual agreement. During the years ended December 31, 2002 and 2001, fees received from Global Access Telecommunications, Inc. were approximately $134,000 and $205,000, respectively.

Officer Fees

James N. Blue receives officers’ fees of $5,000 per month for his services as Chairman of the Board of Directors and Chief Executive Officer. Mr. Blue received $60,000 for each of the years ended 2002 and 2001. Mr. Blue is chairman of the board of directors and president of NWO Resources, Inc., which owns approximately 74.2% of our common stock. Mr. Blue is also chairman of the board of directors, president and the indirect beneficial owner of a majority of the common stock of Cordillera Corporation, the major stockholder of NWO Resources, Inc. Through Cordillera Corporation and affiliates, Mr. Blue additionally beneficially holds approximately 8.2% of our common stock.

Officer’s Family Compensation

From April 2000 to August 2002, we employed Karsten N. Blue, a son of James N. Blue, for the East Timor project and to provide services to Global Access Telecommunications, Inc. pursuant to the management agreement described above. Karsten Blue is an officer of Global Access Telecommunications, Inc. We paid Karsten Blue approximately $33,750 in 2001 and $42,500 in the first eight months of 2002 for his services to us for assistance in coordinating the various activities relating to the commercial opportunity in East Timor, including but not limited to coordinating public relations services in East Timor by assisting in the publicity of the Timor Gap issue seeking East Timor public opinion for an Oceanic concession. In addition, we received approximately $139,700, $205,000 and $134,000 in 2000, 2001 and 2002, respectively, from Global with respect to Karsten Blue’s services pursuant to our management agreement with Global. Global is indirectly controlled by James N. Blue. Karsten Blue received approximately an additional $115,400, $169,500 and $110,900 in 2000, 2001 and 2002, respectively, from us from the Global payments.

Effective September 1, 2002 we no longer employ Karsten Blue. We utilize Karsten Blue’s services to assist on the East Timor project on a monthly basis by paying his current employer, Cordillera Corporation. On September 1, 2002, we entered into a Service Agreement with Cordillera Corporation, pursuant to which we compensate and reimburse Cordillera Corporation for Karsten Blue’s services at the rate of $1,250 per week, not to exceed $65,000 per year, and out-of-pocket business expenses incurred by him. The Agreement continues from year to year and may be terminated by either party on not less than 30 days written notice. Karsten Blue has provided and will continue to provide public relations services in East Timor by assisting in the publicity of the Timor Gap issue seeking East Timor public opinion for an Oceanic concession.

NWO Resources, Inc. Line of Credit

On August 15, 2002, we established a line of credit with NWO Resources, Inc., our principal stockholder, to fund our operations prior to the completion of the rights offering. As of December 16, 2002, a total of $400,000 had been drawn down. That amount, plus accrued interest of $2,598, was repaid December 19, 2002 using proceeds from the rights offering and the line of credit was terminated.

Employee Benefit Plans

Cordillera Corporation has a defined contribution pension plan and a 401(k) plan covering all qualified employees of Oceanic Exploration. The plans are not limited to officers and directors. Employees must be at least 21 years of age and have one year of service. Collective bargaining employees, nonresident aliens who receive no income from U.S. sources and leased employees are the only employees not eligible to participate. Contributions to the pension plan are based on a percentage of employee compensation ranging from 6% to 11.7%. We are required to match employee 401(k) contributions up to 6% of annual compensation. For the years ended December 31, 2002 and 2001, we recorded $125,511 and $83,019, respectively, as pension expense and 401(k) expense under these plans. Mr. Blue, the Chairman of the Board of Directors and Chief Executive Officer, is chairman of the board of directors, president and the indirect beneficial owner of a majority of the common stock of Cordillera Corporation.

Additionally, effective March 31, 2000, we took over as plan sponsor for the Alliance 401(k) plan that was established July 1, 1993. According to plan documents, employer contributions are discretionary. We did not record any pension plan expense under this plan for the year ended December 31, 2001. Effective December 31, 2001, the Alliance 401(k) plan was terminated. The Internal Revenue Code of 1986, as amended, provides for a transition period, subsequent to an acquisition, for purposes of meeting minimum coverage requirements. The transition period for Oceanic Exploration, subsequent to the acquisition of Alliance, ended on December 31, 2001. The Cordillera Corporation plans were amended, effective January 1, 2002, to cover eligible employees of Alliance.

Lease of Office Space

We lease our office building at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111 from Sorrento West Properties, Inc., a company indirectly owned and controlled by Mr. Blue, our Chairman of the Board of Directors and Chief Executive Officer, and his family. We believe that, with respect to the lease, we obtained terms no less favorable than those that could have been obtained from unrelated parties in arms-length transactions. The lease was entered into on September 1, 2000 and expires September 1, 2005. The minimum monthly rent for the first three years of the lease is $18.00 per square foot or $ 7,485 and for the final two years of the lease is $18.50 per square foot or $7,693. The lease provides for additional rent to cover tenant’s pro rata share of insurance, taxes, common area maintenance and other charges, subject to change annually.

General

All future affiliated transactions will be entered into on terms at least as favorable as could be obtained from unaffiliated independent third parties. Options, warrants or grants of stock will not be issued to officers, directors, employees, 5% shareholders or affiliates with an exercise price of less than 85% of the fair market value.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed herewith are listed below and if not located in another previously filed registration statement or report, are attached to this registration statement at the pages set out below. The “Exhibit Number” below refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit	Location

2.1	Agreement of Purchase and Sale of Assets between Oceanic Exploration Company, Alliance Services Associates, Inc., Alliance Staffing Associates, Inc. and the parties executing the Agreement as shareholders of Alliance Staffing Associates, Inc. Pursuant to Item 601(b)(2) of Regulation S-X, the Exhibits referred to in the Agreement are omitted. We agree to furnish supplementally a copy of such Exhibit to the Commission upon request.	Exhibit 99.1 of Form 8-K dated March 31, 2000

3.1	Certificate of Incorporation (including all amendments)	Exhibit 3 of the Report on Form 10-K for the year ended September 30, 1980 (SEC File No. 000-06540)

3.2	Bylaws (including all amendments)	Exhibit 3.1 of Form 8 (Amendment No. 1 to 10-K Report) date June 1, 1982 (SEC File No. 000-06540)

3.3	Form of Amended and Restated Certificate of Incorporation	Exhibit 3.3 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.1	Memorandum of Agreement dated June 30, 1976 between Oceanic Exploration Company and Denison Mines Limited	Exhibit 9.2 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.2	Letter Agreement dated July 28, 1976 amending Agreement of June 30, 1976	Exhibit 9.3 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.3	Amendment dated August 27, 1976 to Agreement of June 30, 1976	Exhibit 9.4 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.4	Management Agreement with Cordillera Corporation dated January 1, 2000	Exhibit 10.2 of the Report of Form 10-QSB for the quarter ended March 31, 2000

10.5	Management Agreement with San Miguel Valley Corporation dated January 1, 2000	Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended March 31, 2000

Exhibit Number	Name of Exhibit	Location

10.6	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Alliance Services Associates, Inc.	Exhibit 99.2 of the Report of Form 8-K dated March 31, 2000

10.7	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Alliance Staffing Associates, Inc.	Exhibit 99.3 of the Report of Form 8-K dated March 31, 2000

10.8	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Karsten N. Blue	Exhibit 99.4 of the Report of Form 8-K dated March 31, 2000

10.9	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Linden P. Blue	Exhibit 99.5 of the Report of Form 8-K dated March 31, 2000

10.10	Office Building lease with Sorrento West Properties, Inc. dated September 1, 2000	Exhibit 10 the Report on Form 10-QSB for the quarter ended September 30, 2000

10.11	Employment Agreement with Maureen Sullivan, President of Alliance Division	Exhibit 10.16 of the Report on Form 10-KSB for the year ended December 31, 2000

10.12	Management Agreement with Points Four World Travel, Inc. dated April 1, 2001	Exhibit 10.1 of the Report on Form 10-QSB for the quarter ended June 30, 2002

10.13	Office Building Lease with Sorrento Square, LLC dated October 18, 2001	Exhibit 10.2 of the Report on Form 10-QSB for the quarter ended June 30, 2002

10.14	Concession Contract between the Portuguese Government (by the Minister for Overseas) and Petrotimor Companhia de Petroléos, S.A.R.L. dated December 11, 1974	Exhibit 10.14 of Form SB-2 filed August 19, 2002

10.15	Demand Promissory Note (Line of Credit) dated August 15, 2002	Exhibit 10.15 of Form SB-2 filed August 19, 2002

10.16	Farm-out Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.4 of the Report on Form 10-KSB for the year ended March 31, 1995

10.17	Letter Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.5 of the Report on Form 10-KSB for the year ended March 31, 1995

10.18	Letter of Indemnification with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.6 of the Report on Form 10-KSB for the year ended March 31, 1995

10.19	Participation Agreement among Oceanic Exploration Company and Mariah Energy, L.L.C. and Daniel R. Sommer dated September 5, 2000	Exhibit 10.19 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.20	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan amended and restated as of January 1, 2001	Exhibit 10.20 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.21	Cordillera and Affiliated Companies Money Purchase Pension Plan amended and restated as of January 1, 2001	Exhibit 10.21 of Amendment No. 1 to Form SB-2 filed October 3, 2002

Exhibit Number	Name of Exhibit	Location

10.22	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.22 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.23	Cordillera and Affiliated Companies Money Purchase Pension Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.23 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.24	Service Agreement between Oceanic Exploration Company and Cordillera Corporation dated September 1, 2002	Exhibit 10.24 of Amendment No. 1 to Form SB-2 filed October 3, 2002

23	Audit Opinion of KPMG LLP

99	Certification of Chief Executive Officer and Chief Financial Officer

(b)	On December 19, 2002, we filed Form 8-K, dated December 16, 2002, to report the results of the subscription offer and the number of shares of common stock acquired by NWO Resources, Inc. and Cordillera Corporation.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, the Company’s management, including the President (principal executive officer) and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company’s President (principal executive officer) and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company’s management carried out its evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANIC EXPLORATION COMPANY

By:	/s/ Charles N. Haas Charles N. Haas, President

Dated: 26 March 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

1. By the principal executive officer.

/s/ Charles N.Haas Charles N. Haas	President and Director	26 March 2003

2. By the principal financial officer and principal accounting officer.

/s/ Phylis J.Anderson Phylis J. Anderson	Treasurer and Chief Financial Officer	26 March 2003

3. By a majority of the board of directors.

/s/ James N.Blue James N. Blue	Chairman of the Board of Directors and Chief Executive Officer	26 March 2003

/s/ Charles N.Haas Charles N. Haas	President and Director	26 March 2003

/s/ John L.Redmond John L. Redmond	Vice President - International Exploration and Director	26 March 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Charles N. Haas, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Oceanic Exploration Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	26 March 2003

/s/ Charles N. Haas

Charles N. Haas
President

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Phylis J. Anderson, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Oceanic Exploration Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	26 March 2003

/s/ Phylis J. Anderson Phylis J. Anderson
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Name of Exhibit	Location

2.1	Agreement of Purchase and Sale of Assets between Oceanic Exploration Company, Alliance Services Associates, Inc., Alliance Staffing Associates, Inc. and the parties executing the Agreement as shareholders of Alliance Staffing Associates, Inc. Pursuant to Item 601(b)(2) of Regulation S-X, the Exhibits referred to in the Agreement are omitted. We agree to furnish supplementally a copy of such Exhibit to the Commission upon request.	Exhibit 99.1 of Form 8-K dated March 31, 2000

3.1	Certificate of Incorporation (including all amendments)	Exhibit 3 of the Report on Form 10-K for the year ended September 30, 1980 (SEC File No. 000-06540)

3.2	Bylaws (including all amendments)	Exhibit 3.1 of Form 8 (Amendment No. 1 to 10-K Report) date June 1, 1982 (SEC File No. 000-06540)

3.3	Form of Amended and Restated Certificate of Incorporation	Exhibit 3.3 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.1	Memorandum of Agreement dated for the year ended June 30, 1976 between Oceanic Exploration Company and Denison Mines Limited	Exhibit 9.2 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.2	Letter Agreement dated July 28,1976 amending Agreement of June 30, 1976	Exhibit 9.3 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.3	Amendment dated August 27, 1976 to Agreement of June 30, 1976	Exhibit 9.4 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.4	Management Agreement with Cordillera Corporation dated January 1, 2000	Exhibit 10.2 of the Report of Form 10-QSB for the quarter ended March 31, 2000

10.5	Management Agreement with San Miguel Valley Corporation dated January 1, 2000	Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended March 31, 2000

Exhibit Number	Name of Exhibit	Location

10.6	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Alliance Services Associates, Inc.	Exhibit 99.2 of the Report of Form 8-K dated March 31, 2000

10.7	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Alliance Staffing Associates, Inc.	Exhibit 99.3 of the Report of Form 8-K dated March 31, 2000

10.8	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Karsten N. Blue	Exhibit 99.4 of the Report of Form 8-K dated March 31, 2000

10.9	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Linden P. Blue	Exhibit 99.5 of the Report of Form 8-K dated March 31, 2000

10.10	Office Building lease with Sorrento West Properties, Inc. dated September 1, 2000	Exhibit 10 the Report on Form 10-QSB for the quarter ended September 30, 2000

10.11	Employment Agreement with Maureen Sullivan, President of Alliance Division	Exhibit 10.16 of the Report on Form 10-KSB for the year ended December 31, 2000

10.12	Management Agreement with Points Four World Travel, Inc. dated April 1, 2001	Exhibit 10.1 of the Report on Form 10-QSB for the quarter ended June 30, 2002

10.13	Office Building Lease with Sorrento Square, LLC dated October 18, 2001	Exhibit 10.2 of the Report on Form 10-QSB for the quarter ended June 30, 2002

10.14	Concession Contract between the Portuguese Government (by the Minister for Overseas) and Petrotimor Companhia de Petroléos, S.A.R.L. dated December 11, 1974	Exhibit 10.14 of Form SB-2 filed August 19, 2002

10.15	Demand Promissory Note (Line of Credit) dated August 15, 2002	Exhibit 10.15 of Form SB-2 filed August 19, 2002

10.16	Farm-out Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.4 of the Report on Form 10-KSB for the year ended March 31, 1995

10.17	Letter Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.5 of the Report on Form 10-KSB for the year ended March 31, 1995

10.18	Letter of Indemnification with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.6 of the Report on Form 10-KSB for the year ended March 31, 1995

10.19	Participation Agreement among Oceanic Exploration Company and Mariah Energy, L.L.C. and Daniel R. Sommer dated September 5, 2000	Exhibit 10.19 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.20	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan amended and restated as of January 1, 2001	Exhibit 10.20 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.21	Cordillera and Affiliated Companies Money Purchase Pension Plan amended and restated as of January 1, 2001	Exhibit 10.21 of Amendment No. 1 to Form SB-2 filed October 3, 2002

Exhibit Number	Name of Exhibit	Location

10.22	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.22 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.23	Cordillera and Affiliated Companies Money Purchase Pension Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.23 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.24	Service Agreement between Oceanic Exploration Company and Cordillera Corporation dated September 1, 2002	Exhibit 10.24 of Amendment No. 1 to Form SB-2 filed October 3, 2002

23	Audit Opinion of KPMG LLP

99	Certification of Chief Executive Officer and Chief Financial Officer