Form 10QSB
period 2003-03-31
OCEANIC EXPLORATION CO
filed 2003-05-02
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from to . Commission file number 0-6540.

Oceanic Exploration Company
(Exact name of small business issuer as specified in its charter)

Delaware	84-0591071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7800 East Dorado Place, Suite 250, Englewood, CO 80111
(Address of principal executive offices)

(303) 220-8330
(Issuer’s Telephone number)

(Former name, former address and former fiscal year,
if changed since last report)

Shares outstanding at May 1, 2003 30,916,154	Common $.0625 Par Value

Transitional Small Business Disclosure Format (Check One)	YES	NO	X

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Assets	2003	2002

Cash and cash equivalents, unrestricted	$2,567,315	2,881,913
Trade accounts receivable, net of allowance for doubtful accounts of $15,798 and $14,488, respectively	184,306	251,070
Due from affiliates	7,754	9,293
Accounts receivable — miscellaneous	3,161	181,977
Prepaid expenses and other	77,068	53,579

Total current assets	2,839,604	3,377,832

Oil and gas property interests, full-cost method of accounting	39,000,000	39,000,000
Less accumulated amortization, depreciation, and impairment allowance	(39,000,000)	(39,000,000)

	—	—

Furniture, fixtures, and equipment	191,349	189,833
Less accumulated depreciation	(132,647)	(121,532)

	58,702	68,301
Restricted cash (note 3)	204,218	186,629
Goodwill, net of accumulated amortization of $73,534 (note 2)	346,659	346,659
Other intangible assets, net of accumulated amortization of $150,000 and $137,500, respectively (note 2)	—	12,500

Total assets	$3,449,183	3,991,921

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$141,372	130,277
United Kingdom taxes payable, including accrued interest	563,159	568,394
Accrued expenses	184,719	231,348

Total current liabilities	889,250	930,019
Other non-current liabilities	22,387	23,892

Total liabilities	911,637	953,911

Stockholders’ equity:
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 50,000,000 shares; issued and outstanding 30,916,154	1,932,259	1,932,259
Capital in excess of par value	1,847,241	1,847,241
Retained deficit	(1,241,954)	(741,490)

Total stockholders’ equity	2,537,546	3,038,010

Total liabilities and stockholders’ equity	$3,449,183	3,991,921

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2003	2002

Revenue:
Staffing revenue	$439,801	680,219
Management revenue — related parties	126,740	186,519

	566,541	866,738

Costs and expenses:
Exploration expenses (note 3)	186,869	669,578
Staffing direct costs	384,451	559,602
Amortization and depreciation	23,615	23,687
General and administrative	498,575	552,105

	1,093,510	1,804,972

Operating loss	(526,969)	(938,234)
Other income (expense):
Interest income	7,738	8,216
Interest and financing costs	(5,641)	(5,232)
Other	24,408	31,333

	26,505	34,317

Loss before income taxes	(500,464)	(903,917)
Income tax expense	—	—

Net loss	$(500,464)	(903,917)

Basic and diluted loss per common share	$(0.02)	(0.09)
Weighted average number of common shares outstanding	30,916,154	9,916,154

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(500,464)	(903,917)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	23,615	23,687
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	247,119	30,097
Prepaid expenses and other assets	(23,489)	2,812
Other noncurrent assets, restricted cash	(17,589)	12,262
Accounts payable	11,095	87,255
United Kingdom taxes payable, including accrued interest payable; and accrued expenses	(51,864)	13,430
Other noncurrent liabilities	(1,505)	(718)

Cash used in operating activities	(313,082)	(735,092)

Cash flows from investing activities:
Purchases of fixed assets	(1,516)	(2,215)

Net decrease in cash	(314,598)	(737,307)
Cash at beginning of period	2,881,913	2,462,692

Cash at end of period	$2,567,315	1,725,385

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of December 31, 2002 that has been derived from audited financial statements, and the unaudited interim consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although Oceanic Exploration Company (“Oceanic” or “the Company”) believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal recurring accruals have been made which are necessary for the fair presentation of the periods presented. Certain amounts recorded in prior periods have been reclassified to conform with current presentation. Interim results are not necessarily indicative of results for a full year. The information included herein should be read in conjunction with the financial statements and notes thereto included in the December 31, 2002 Form 10-KSB.

(2)	GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. Prior to January 1, 2002, goodwill previously recorded in connection with the acquisition of Alliance, was being amortized on a straight-line basis over a period of 10 years. As a result of the adoption of SFAS No. 142, the $346,659 carrying value of remaining goodwill will be tested for impairment at the end of the fourth quarter each year and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

The Company had also recorded $150,000 related to non-compete agreements in connection with the acquisition of Alliance that is being amortized on a straight-line basis over a period of 36 months, the term of the non-compete agreements. Amortization expense was $12,500 for the three months ended March 31, 2003 and 2002. The full amount has been amortized as of March 31, 2003.

(3)	EXPLORATION EXPENSES

As discussed in the December 31, 2002 Form 10-KSB, in 1974 Petrotimor Companhia de Petroleos, S.A. (“Petrotimor”), the Company’s wholly owned subsidiary, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million acre area between East Timor and Australia in an area known as the “Timor Gap.” At that time Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976 Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.

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

On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the Phillips Petroleum companies operating within the Timor Gap area (the “Respondents”). Oceanic and Petrotimor claim that the Timor Gap Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons including (i) the Timor Gap Treaty and the legislation sought to claim significant portions of the continental shelf over which it had no sovereign rights for Australia, which we believe under international law belonged to East Timor, and (ii) the Timor Gap Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic and Petrotimor, without providing for just compensation as required by Australian law. The ultimate value from a favorable ruling by the Federal Court cannot be determined at this time, but we believe that the value could be substantial. We estimate our losses could be as high as $2.85 billion Australian dollars or approximately $1.7 billion U.S. dollars based on the exchange rate as of March 31, 2003.

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

In the event an appeal to the High Court is unsuccessful, the Company has been ordered to pay the costs of certain Respondents. As part of the ongoing litigation the Company was required to provide Bank Guarantees as security for costs. The guarantees were provided by Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia. As of March 31, 2003, the Company has $204,218 ($338,501 Australian dollars) on deposit with ANZ Bank as collateral for the Guarantees. The funds have been designated as restricted cash. There can be no assurance these funds will be sufficient to cover all costs in the event the Company’s litigation proves unsuccessful.

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

Commercial Opportunity in East Timor. The Company submitted an application for an Expansion of Seabed Concession to the transitional government of East Timor in October 2001 requesting that Petrotimor’s 1974 concession area be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. We believe East Timor is entitled under international law to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations convention on the law of the sea. We have not received a response to this application for an Expansion of Seabed Concession.

East Timor became an independent nation on May 20, 2002. The current government of East Timor has not recognized the concession in East Timor. We have not been advised of the status of the application and whether it is being considered by the new East Timor government. We may never receive a response or may receive an unfavorable response. We are continuing discussions with East Timor government officials in an effort to obtain a favorable formal response and intend to continue to pursue the application and our commercial opportunities in East Timor.

During the three months ended March 31, 2003 and 2002, the Company incurred expenses of $179,445 and $665,949, respectively, related to legal and professional fees associated with the litigation in the Australian courts and the pursuit of commercial opportunities in East Timor. These costs are included in exploration expense and make up the majority of such costs.

(4)	INCOME TAXES

A valuation allowance was provided for the entire deferred income tax asset attributable to the net operating loss incurred during the three months ended March 31, 2003 and 2002.

(5)	INFORMATION CONCERNING BUSINESS SEGMENTS

The Company has operations in two business segments, oil and gas exploration and employment operations. The Company’s oil and gas exploration activities have generally consisted of exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of, and any revenue from, a discovery. For various reasons, the Company has not been able to participate in exploration and development of any of their concessions since 1994. The objective of the Company’s employment operations is to provide services consisting of executive search, professional and technical placement, human resources consulting, site management and contract staffing to companies primarily in the San Diego area.

The table below presents certain financial information for the Company’s operating segments as of and for the three months ended March 31, 2003 and 2002.

	Oil and gas
	exploration,
	including	Employment
Three Months Ended March 31, 2003	corporate	operations	Total

Revenues	126,740	439,801	566,541
Loss before taxes	(349,948)	(150,516)	(500,464)
Total assets	2,604,860	844,323	3,449,183

Three Months Ended March 31, 2002

Revenues	186,519	680,219	866,738
Loss before taxes	(773,712)	(130,205)	(903,917)
Total assets	1,977,444	957,786	2,935,230

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements that are contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Readers can identify these statements by words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected costs of litigation, the volatility and level of oil and natural gas prices, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, fluctuations in the economic environment and other such matters, many of which are beyond the control of the Company. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The following discussion and analysis should be read in conjunction with Oceanic’s Consolidated Financial Statements and Notes thereto as of December 31, 2002 and March 31, 2003 and 2002 and for the respective periods then ended.

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

We assess the impairment of goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment would potentially be considered to exist when the estimated fair value of the reporting unit is less than the carrying amount, including goodwill. Considerable management judgment is necessary to estimate fair value and an impairment would be recorded in the period such determination is made.

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

The Company realized gross proceeds of $3,150,000 pursuant to a rights offering that was effective November 12, 2002 and expired December 16, 2002.

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

Cash Flow: Cash used in operating activities for the three months ended March 31, 2003 and 2002 was $313,032 and $735,092, respectively. Ongoing legal and professional fees associated with the litigation in the Australian courts and the application for an Expansion of Seabed Concession in East Timor has required substantial expenditures. During the three months ended March 31, 2003 and 2002, the Company incurred expenses of $179,445 and $665,949, respectively, related to legal and commercial activities in Australia and the Timor Gap area. These costs are included in exploration expenses resulting in an increase over what exploration expenses have been historically. Until we obtain a final judgment or settlement of the suit, or achieve recognition of our rights by the new government in East Timor, exploration expenses will continue to be high.

During the three months ended March 31, 2003 and 2002, operations of the employment agency in San Diego, California, produced a net loss of approximately $150,500 and $130,000, respectively, and resulted in cash used in operating activities of approximately $137,400 and $34,500. Staffing revenue generated by Alliance during the first three months of 2003 averaged approximately $146,600 per month compared to approximately $226,700 during the first three months of 2002.

Oceanic currently receives approximately $504,000 per year in connection with services provided to Cordillera Corporation and San Miguel Valley Corporation, pursuant to management agreements, compared to $540,000 for the year ended December 31, 2002. Overall the estimated cost of services to be provided in 2003 has decreased approximately $3,000 per month. Because the cost of service is dependent upon the needs of the corporation, it is normal to see fluctuations from year to year. In addition, Oceanic has management agreements with Points Four World Travel, Inc. and, until September 1, 2002 when services were terminated by mutual agreement, Global Access Telecommunications, Inc. Amounts received from Global Access Telecommunications, Inc. through August 31, 2002 were approximately $134,000. Amounts received from Points Four World Travel, Inc. were less than $2,000 in 2002 and are expected to be immaterial in 2003. Our Chairman of the Board and Chief Executive Officer is affiliated with each of these corporations. Amounts received under the management agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee up to 5% of the total amount.

Oceanic had $2,567,315 in cash and cash equivalents at March 31, 2003 compared with $2,881,913 in cash and cash equivalents at December 31, 2002. Our management believes that existing resources will be sufficient to fund our operation through December 31, 2003.

Results of Operations

Total revenue for the three months ended March 31, 2003 decreased 35% compared to the three months ended March 31, 2002; staffing revenue decreased 35% and management fees decreased 32%.

The decrease in staffing revenue is partially due to the down economy. Additionally, during the three months ended March 31, 2002, approximately 7% ($45,000) of staffing revenue was a result of direct placements. This not only increased revenue but also increased the gross margin. There were no direct placements during the three months ended March 31, 2003. Gross margin for the three months ended March 31, 2003 and 2002 was 12% and 18%, respectively. General and administrative costs for the employment operations decreased 19% during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

The decrease in management revenue during the three months ended March 31, 2003 compared to the three months ended March 31, 2002 is due to an overall decrease in fees charged to Cordillera Corporation and San Miguel Valley Corporation and the loss of management fees from Global Access Telecommunications, Inc. Because the level of service is dependent upon the needs of the corporation and available employees, it is normal to see fluctuations from year to year.

Costs and expenses for the three months ended March 31, 2003 decreased 39% in total compared to costs and expenses for the three months ended March 31, 2002. We continue to have ongoing legal and professional fees associated with the litigation in the Australian courts and the pursuit of commercial opportunities in East Timor although they are substantially less for the three months ended March 31, 2003 than for the same period in 2002. (See discussion below.) During the three months ended March 31, 2003 and 2002, we incurred expenses of $179,445 and $665,949, respectively, resulting in a reduction of approximately 73%. These costs are included in exploration expenses and make up the majority of such costs.

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

On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the Phillips Petroleum companies operating within the Timor Gap area (the “Respondents”). Oceanic and Petrotimor claim that the Timor Gap Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons including (i) the Timor Gap Treaty and the legislation sought to claim significant portions of the continental shelf over which it had no sovereign rights for Australia, which we believe under international law belonged to East Timor, and (ii) the Timor Gap Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic and Petrotimor, without providing for just compensation as required by Australian law. The ultimate value from a favorable ruling by the Federal Court cannot be determined at this time, but we believe that the value could be substantial. We estimate our losses could be as high as $2.85 billion Australian dollars or approximately $1.7 billion U.S. dollars based on the exchange rate as of March 31, 2003.

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

In the event an appeal to the High Court is unsuccessful, the Company has been ordered to pay the costs of certain Respondents. As part of the ongoing litigation the Company was required to provide Bank Guarantees as security for costs. The guarantees were provided by Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia. As of March 31, 2003, the Company has $204,218 ($338,501 Australian dollars) on deposit with ANZ Bank as collateral for the Guarantees. The funds have been designated as restricted cash. There can be no assurance these funds will be sufficient to cover all costs in the event the Company’s litigation proves unsuccessful.

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

Commercial Opportunity in East Timor. The Company submitted an application for an Expansion of Seabed Concession to the transitional government of East Timor in October 2001 requesting that Petrotimor’s 1974 concession area be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. We believe East Timor is entitled under international law to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations convention on the law of the sea. We have not received a response to this application for an Expansion of Seabed Concession.

East Timor became an independent nation on May 20, 2002. The current government of East Timor has not recognized the concession in East Timor. We have not been advised of the status of the application and whether it is being considered by the new East Timor government. We may never receive a response or may receive an unfavorable response. We are continuing discussions with East Timor government officials in an effort to obtain a favorable formal response and intend to continue to pursue the application and our commercial opportunities in East Timor.

Staffing direct costs are 31% less for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This is due to the reduction in staffing revenue. Direct costs would have been lower except for an increase in certain costs. Workers compensation costs for the employment operations are double what they were a year ago and California State unemployment costs increased 20% effective January 1, 2003.

Total general and administrative costs for the three months ended March 31, 2003 are 10% less than for the three months ended March 31, 2002. As discussed above, general and administrative costs for the employment operations decreased 19% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease was due to lower salary costs and a reduction in other costs wherever possible. Corporate general and administrative costs for the three months ended March 31, 2003 decreased 2% compared to the three months ended March 31, 2002.

Other income and expense for the three months ended March 31, 2003 is 23% lower than for the three months ended March 31, 2002. Interest income is 6% lower due to lower interest rates. Interest and financing costs increased 8% due to fluctuations in the exchange rate used to calculate interest on the United Kingdom liability. The category “Other” consists mainly of gains and losses on the disposal of fixed assets and foreign exchange rate gains and losses. There was a decrease of 22% in this category as foreign exchange rates were less favorable for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

ITEM 3.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company’s management, including the President (principal executive officer) and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company’s President (principal executive officer) and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company’s management carried out its evaluation.

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed herewith are listed below and attached to this Report. The “Exhibit Number” refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit

99	Certification of Chief Executive Officer and Chief Financial Officer

(b)	On February 6, 2003, we filed Form 8-K, dated February 3, 2003, to report a ruling by the Federal Court in Sydney, Australia, on an application by the Commonwealth of Australia and the Phillips Companies.

On February 26, 2003, we filed Form 8-K, dated February 19, 2003, to report a change in the Company’s auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANIC EXPLORATION COMPANY

Date:	02 May 2003	/s/ Charles N. Haas Charles N. Haas President

Date:	02 May 2003	/s/ Phylis J. Anderson Phylis J. Anderson Treasurer and Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Charles N. Haas, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Oceanic Exploration Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	02 May 2003

/s/ Charles N. Haas Charles N. Haas President

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Phylis J. Anderson, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Oceanic Exploration Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	02 May 2003

/s/ Phylis J. Anderson Phylis J. Anderson Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Exhibit

99	Certification of Chief Executive Officer and Chief Financial Officer