Form 10QSB
period 2003-06-30
OCEANIC EXPLORATION CO
filed 2003-08-18
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

     (Mark One)

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

[ ]	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from to . Commission file number 0-6540.

Oceanic Exploration Company

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0591071 (I.R.S. Employer Identification No.)

7800 East Dorado Place, Suite 250, Englewood, CO 80111
(Address of principal executive offices)

(303) 220-8330
(Issuer’s Telephone number)

(Former name, former address and former fiscal year,
if changed since last report)

Shares outstanding at August 15, 2003 30,916,154	Common $.0625 Par Value

Transitional Small Business Disclosure Format (Check One)	YES	☒	NO

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
Consolidated Statements of Operations (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Notes To Consolidated Financial Statements
ITEM 2. MANAGEMENT DISCUSSION OF FINANCIAL CONDITION
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
Certification Of Principal Executive Officer
Certification Of Principal Financial Officer
Exhibit Index
EX-99 Certification of CEO & CFO

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Cash and cash equivalents, unrestricted	$2,550,824	$2,662,281
Due from Affiliates	13,378	9,293
Accounts receivable — miscellaneous	2,168	181,765
Prepaid expenses and other	28,395	21,574

Total current assets	2,594,765	2,874,913
Oil and gas property interests, full-cost method of accounting	39,000,000	39,000,000
Less accumulated amortization, depreciation and impairment allowance	(39,000,000)	(39,000,000)

Furniture, fixtures and equipment	79,728	79,728
Less accumulated depreciation	(48,484)	(42,447)

	31,244	37,281
Restricted cash (note 4)	227,574	186,629
Assets of discontinued division held for sale (note 2)	0	893,098

Total assets	$2,853,583	$1,991,921

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$105,233	$107,273
United Kingdom taxes payable, including accrued interest	595,456	568,394
Accrued expenses	91,257	123,613

Total current liabilities	791,946	799,280
Other non-current liabilities	12,745	14,148
Liabilities of discontinued division held for sale	0	140,483

Total liabilities	804,691	953,911

Stockholders’ equity:
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued
Common stock, $.0625 par value. Authorized 50,000,000 shares; issued and outstanding 30,916,154	1,932,259	1,932,259
Capital in excess of par value	1,847,241	1,847,241
Retained deficit	(1,730,608)	(741,490)

Total stockholders’ equity	2,048,892	3,038,010

Total liabilities and stockholder’s equity	$2,853,583	$3,991,921

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Management revenue — related parties	$109,750	186,450	220,240	372,969
Costs and expenses:
Exploration expenses (note 4)	164,089	432,211	334,709	1,097,987
Amortization and depreciation	3,018	3,148	6,036	6,166
General and administrative	292.731	358,403	596,972	729,228

	459,838	793,762	937,717	1,833,381

Operating Loss	(350,088)	(607,312)	(717,477)	(1,460,412)

Other income (expense) Interest income	6,473	6,024	13,951	13,990
Interest and financing costs	(11,259)	(569)	(11,753)	(1,159)
Other	5,325	12,441	28,353	72,750

	539	17,896	30,551	85,581

Loss before income taxes	(349,549)	(589,416)	(686,926)	(1,374,831)
Income tax expense (note 5)	—	—	—	—

Net loss from continuing operations	(349,549)	(589,416)	(686,926)	(1,374,831)
Discontinued operations
Loss from operations of discontinued temporary employment services division	(130,105)	(189,396)	(293,192)	(332,101)
Loss on disposal of discontinued temporary employment services division	(9,000)	—	(9,000)	—

Loss from discontinued operations	(139,105)	(189,396)	(302,192)	(332,101)

Net Loss	$(488,654)	(778,812)	(989,118)	(1,706,932)

Basic and diluted loss per common share from continuing operations	$(.01)	(.06)	(.02)	(.14)

Basic and diluted loss per common share from discontinued operations	$(.01)	(.02)	(.01)	(.03)

Basic and diluted loss per common share	$(.02)	(.08)	(.03)	(.17)

Weighted average number of common shares outstanding	30,916,154	9,916,154	30,916,154	9,916,154

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	For the Six Months Ended

	2003	2002

Cash flows from operating activities:
Net loss	$(686,926)	(1,390,735)
Adjustments to reconcile net loss to cash used in operating activities
Amoritization and depreciation	6,037	6,165
Changes in operating assets and liabilities
Prepaid expenses and other assets, including restricted cash	(47,766)	10,918
Accounts receivable and due from affiliates	175,512	(20,482)
Accounts payable and due to affiliates	(2,040)	(147,140)
United Kingdom taxes payable, including accrued interest and accrued expenses	(5,294)	6,761
Other non-current liabilities	(1,404)	(1,260)

Net decrease in cash from continuing operations	(561,881)	(1,535,773)
Proceeds from sale of temporary employment division, net	504,721	—
Net cash used for operations of temporary employment division	(54,297)	(178,242)

Net cash provided (used) from discontinued operations	450,424	(178,242)

Net decrease in cash	(111,457)	(1,714,015)

Cash at beginning of period	2,662,281	2,462,692

Cash at end of period	$2,550,824	$748,677

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

(2)	DISCONTINUED OPERATIONS — SALE OF ALLIANCE EMPLOYMENT SERVICES DIVISION

On June 30, 2003, Oceanic sold the assets comprising its Alliance Staffing Division, dba Alliance Employment Solutions (“Alliance”) to Cordillera Corporation (“Cordillera”). The assets sold include all furniture and equipment used by Alliance as well as Alliance’s accounts receivable, customer contracts, trade name and other intangibles. Cordillera paid approximately $514,000 in cash for the purchase of Alliance, valued at the net book value of Alliance at the close of business on June 30, 2003, as adjusted. Cordillera is obligated to pay additional amounts to Oceanic calculated as 25% of Alliance’s cumulative after-tax earnings through the period ending June 30, 2005. A combined federal and state income tax rate of 40% is assumed for the after-tax calculation.

Cordillera is a related company having some common elements of control with Oceanic. Mr. James N. Blue is chairman of the Board of Directors and President of NWO Resources, Inc., which owns approximately 49.5% of Oceanic common stock. Mr. Blue is also Chairman of the Board of Directors, President and indirect beneficial owner of a majority of the common stock of Cordillera Corporation, the major stockholder of NWO Resources, Inc. Through Cordillera Corporation and affiliates, Mr. Blue additionally beneficially holds approximately 5.5% of Oceanic common stock. In addition, Mr. Blue serves as Chairman of the Board of Directors of Oceanic and is an “interested director” with respect to the sale of assets from Oceanic to Cordillera. Other Oceanic board members who may be deemed to be “interested directors” due to their relations with Mr. Blue and Mr. Blue’s affiliates are Mr. Charles N. Haas and Dr. John L. Redmond.

The sale was approved at a special meeting of the Board of Directors of Oceanic on June 16, 2003. All of Oceanic’s directors who are not “interested directors” approved the sale after a review of the ongoing financial losses of Alliance and its negative impact on Oceanic’s cash flow.

The Company has accounted for the sale of the employment operations as discontinued operations under the provisions of Statement of Financial Account Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The loss on the sale included closing costs from the transaction. The consolidated financial statements at December 31, 2002 and June 30, 2002 have been restated to reflect the Alliance employment operations as a discontinued operation. Operating results of discontinued operations were as follows:

Alliance Employment Solutions
Statements of Operations
(Unaudited)

	Six Months ended	Six Months Ended
	June 30, 2003	June 30, 2002

Staffing Revenue	$912,349	$1,166,525
Cost of Labor Sold	(780,315)	(968,202)

Gross Profit	132,034	198,323
Costs and Expenses
General and administrative	(402,501)	(491,123)
Amortization and depreciation	(23,239)	(41,283)
Other income/expense	514	1,982

	(425,226)	(530,424)
Net Loss	$(293,192)	$(332,101)

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. Prior to January 1, 2002, goodwill previously recorded in connection with the acquisition of Alliance, was being amortized on a straight-line basis over a period of 10 years. As a result of the adoption of SFAS No. 142, the $346,659 carrying value of remaining goodwill was tested for impairment at the end of the fourth quarter of last year. No indication was found that the carrying amount may be impaired. This goodwill related to the purchase of the Alliance Employment Services division (“Alliance”) and was included in the assets of Alliance sold to Cordillera. The Company has no remaining goodwill or other intangibles subject to the provisions of SFAS No. 142 as of June 30, 2003.

(4)	EXPLORATION EXPENSES

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

On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the Phillips Petroleum companies operating within the Timor Gap area (the “Respondents”). Oceanic and Petrotimor claim that the Timor Gap Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons including (i) the Timor Gap Treaty and the legislation sought to claim significant portions of the continental shelf over which it had no sovereign rights for Australia, which we believe under international law belonged to East Timor, and (ii) the Timor Gap Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic and Petrotimor, without providing for just compensation as required by Australian law. The ultimate value from a favorable ruling by the Federal Court cannot be determined at this time, but the Company believes that the value could be substantial. The Company estimates the losses could be as high as $2.85 billion Australian dollars or approximately $1.9 billion U.S. dollars based on the exchange rate as of June 30, 2003.

There have been several procedural challenges by the Respondents. A hearing by the full court on the question of whether the court has jurisdiction over the Company’s claim was held on May 16 and 17, 2002. The court took under advisement a motion to dismiss the suit on the basis that the court does not have jurisdiction over the claim. On February 3, 2003, the Federal Court ruled that it lacked the jurisdiction to hear the claims made by Oceanic and Petrotimor, other than those relating to misuse of confidential information. The decision consisted of a joint decision of Chief Justice Black and Justice Hill, and a separate decision of Justice Beaumont.

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

The High Court of Australia has previously suggested (as late as March 2002) that the decision in Potter could be reconsidered by the Court in an appropriate case. The Company believes that the Australian litigation is such an appropriate case and is seeking special leave to appeal to the High Court. The High Court has tentatively set the hearing date for the special leave application for December 2, 2003. In the event that an appeal to the High Court were to succeed, the Company remains confident in the strength of the claims vis a vis the named Respondents.

In the event an appeal to the High Court is unsuccessful, the Company has been ordered to pay the costs of certain Respondents. As part of the ongoing litigation the Company was required to provide Bank Guarantees as security for costs. The guarantees were provided by Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia. As of June 30, 2003, the Company has $227,574 ($341,129 Australian dollars) on deposit with ANZ Bank as collateral for the Guarantees. The funds have been designated as restricted cash. There can be no assurance these funds will be sufficient to cover all costs in the event the Company’s litigation proves unsuccessful.

On March 6, 2003 the Australian Parliament ratified the Timor Sea Treaty governing oil and gas projects in the Joint Development Area between Australia and East Timor. In addition, an Australian senior official and Timorese ministers in Dili initialed the Sunrise International Unitization Agreement (“IUA”) and a related memorandum of understanding on fiscal issues. Published reports indicate that the IUA states that Australia and East Timor have overlapping maritime claims in the Timor Sea, and that the current boundaries are not permanent. It is uncertain when if ever these overlapping maritime claims will be resolved.

Commercial Opportunity in East Timor. The Company submitted an application for an Expansion of Seabed Concession to the transitional government of East Timor in October 2001 requesting that Petrotimor’s 1974 concession area be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. The Company believes East Timor is entitled under international law to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations convention on the law of the sea. The Company has not received a response to this application for an Expansion of Seabed Concession.

East Timor became an independent nation on May 20, 2002. The current government of East Timor has not recognized the concession in East Timor. The Company has not been advised of the status of the application and whether it is being considered by the new East Timor government. The Company may never receive a response or may receive an unfavorable response. The Company has had ongoing discussions with East Timor government officials in an effort to obtain a favorable formal response. Thus far these discussions have not been successful and barring a change in circumstances, it seems unlikely that the current East Timor government will recognize the Company’s application.

During the six months ended June 30, 2003 and 2002, the Company incurred expenses of $334,152 and $1,121,466, respectively, related to legal and professional fees associated with the litigation in the Australian courts and the pursuit of commercial opportunities in East Timor. These costs are included in exploration expense and make up the majority of such costs.

(5)	INCOME TAXES

A valuation allowance was provided for the entire deferred income tax asset attributable to the net operating loss incurred during the three months and six months ended June 30, 2003 and 2002.

(6)	INFORMATION CONCERNING BUSINESS SEGMENTS

The Company previously operated in two business segments, oil and gas exploration and employment operations. The Company’s oil and gas exploration activities have generally consisted of exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of, and any revenue from, a discovery. For various reasons, the Company has not been able to participate in exploration and development of any of their concessions since 1994.

On June 30, 2003, the Company sold the employment operations which provided services consisting of executive search, professional and technical placement, human resources consulting, site management and contract staffing to companies primarily in the San Diego area (Note 2).

As a result of the disposition of the employment operations, the Company’s continuing operations consist of one operating segment. Accordingly, no segment information has been presented for the three months and six months ended June 30, 2003 and 2002.

(7)	ACCOUNTING FOR GUARANTEES

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per this Interpretation, but are subject to the disclosure requirements. The Company has no guarantees requiring disclosures in these financial statements. The adoption of the fair value provisions of this Interpretation did not have a material impact on the Company’s financial position or results of operations for the three or six months ended June 30, 2003.

(8)	ACCOUNTING STANDARDS NOT YET ADOPTED

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive a majority of the expected gains, or both. The Company will adopt this Interpretation for reporting periods beginning July 1, 2003, as required. The Company has not yet completed its analysis of the impact of FIN No. 46, and accordingly has not determined what impact, if any, the adoption will have on the Company’s financial position or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies accounting for derivatives and hedging based on decisions made regarding various implementation issues associated with SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively, with the exception of certain transactions. The Company has not yet determined what impact, if any, the adoption of this Statement will have on its financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. This statement requires the recognition of a cumulative effect of a change in accounting transition adjustment for financial instruments existing at the adoption date. The Company has not yet determined what impact, if any, the adoption of this Statement will have on its financial position or results of operations.

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

The following discussion and analysis should be read in conjunction with Oceanic’s Consolidated Financial Statements and Notes thereto as of December 31, 2002 and June 30, 2003 and 2002 and for the respective periods then ended.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, management evaluates the estimates including those related to the collectibility of accounts receivable, the realizability of goodwill, and income taxes. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

To record income tax expense, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This involves estimating actual current tax exposure together with assessing temporary differences that result in deferred tax assets and liabilities and expected future tax rates. The Company records a valuation allowance to reduce the deferred tax assets to an amount that management believes is more likely than not to be realized. Management considers future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If management subsequently determines that the Company will realize more or less of the net deferred tax assets in the future, such adjustment would be recorded as an increase or reduction of income tax expense in the period such determination is made.

Liquidity and Capital Resources

Oceanic has historically addressed long-term liquidity needs for oil and gas exploration and development through the use of farm out agreements. Under such agreements, the Company sells a portion of its ownership interest in the concession to an outside party who is then responsible for the exploration activities. This is a strategy that management intends to continue in the event it becomes feasible to proceed with further exploration in any of the areas where we currently own concessions.

The Company realized gross proceeds of $3,150,000 pursuant to a rights offering that was effective November 12, 2002 and expired December 16, 2002.

On August 15, 2002, the Company established a line of credit with NWO Resources, Inc., its major stockholder, to fund operations prior to the completion of the rights offering. As of December 16, 2002, a total of $400,000 had been drawn down. That amount, plus accrued interest of $2,598, was repaid December 19, 2002 using proceeds from the rights offering.

Proceeds of the rights offering will be used to fund future operations of the Company including the ongoing legal action in Australia and the pursuit of commercial opportunities in East Timor.

Cash Flow: Cash used in operating activities for the six months ended June 30, 2003 and 2002 was $561,881 and $1,535,733 respectively. Ongoing legal and professional fees associated with the litigation in the Australian courts and the application for an Expansion of Seabed Concession in East Timor has required substantial expenditures. During the six months ended June 30, 2003 and 2002, the Company incurred expenses of $334,152 and $1,121,466, respectively, related to legal and commercial activities in Australia and the Timor Gap area. These costs are included in exploration expenses resulting in an increase over what exploration expenses have been historically. Until a final judgment is obtained or settlement of the suit occurs, or the Company achieves recognition of its rights by the new government in East Timor, exploration expenses will continue to be high.

During the six months ended June 30, 2003 and 2002, operations of the employment agency in San Diego, California, produced a net loss of approximately $293,192 and $332,101, respectively, and resulted in cash used in operating activities of approximately $54,297 and $178,242. Staffing revenue generated by Alliance during the first six months of 2003 averaged approximately $152,000 per month compared to approximately $194,500 during the first six months of 2002.

Oceanic currently receives approximately $504,000 per year in connection with services provided to Cordillera Corporation and San Miguel Valley Corporation, pursuant to management agreements, compared to $540,000 for the year ended December 31, 2002. Overall the estimated cost of services to be provided in 2003 has decreased approximately $3,000 per month. Because the cost of service is dependent upon the needs of the corporation, it is normal to see fluctuations from year to year. In addition, Oceanic had a management agreement with Global Access Telecommunications, Inc. Amounts received from Global Access Telecommunications, Inc. through August 31, 2002 were approximately $134,000. This management agreement was terminated on September 1, 2002. Our Chairman of the Board and Chief Executive Officer is affiliated with each of these corporations. Amounts received under the management agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee up to 5% of the total amount.

Oceanic had $2,550,824 in cash and cash equivalents at June 30, 2003 compared with $2,662,281 in cash and cash equivalents at December 31, 2002. Management believes that existing resources will be sufficient to fund operations through December 31, 2003.

Results of Operations

Total revenue for the six months ended June 30, 2003 decreased 26% compared to the six months ended June 30, 2002; staffing revenue decreased 22% and management fees decreased 38%.

The decrease in management revenue during the six months ended June 30, 2003 compared to the six months ended June 30, 2002 is due to an overall decrease in fees charged to Cordillera Corporation and San Miguel Valley Corporation and the loss of management fees from Global Access Telecommunications, Inc. Because the level of service is dependent upon the needs of the corporation and available employees, it is normal to see fluctuations from year to year.

Costs and expenses for the six months ended June 30, 2003 decreased 19% in total compared to costs and expenses for the six months ended June 30, 2002. The Company continues to have ongoing legal and professional fees associated with the litigation in the Australian courts and the pursuit of commercial opportunities in East Timor although they are less for the six months ended June 30, 2003 than for the same period in 2002. (See discussion below.) During the six months ended June 30, 2003 and 2002, the Company incurred expenses of $334,152 and $1,121,446, respectively, resulting in a reduction of approximately 70%. These costs are included in exploration expenses and make up the majority of such costs.

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

On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the Phillips Petroleum companies operating within the Timor Gap area (the “Respondents”). Oceanic and Petrotimor claim that the Timor Gap Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons including (i) the Timor Gap Treaty and the legislation sought to claim significant portions of the continental shelf over which it had no sovereign rights for Australia, which we believe under international law belonged to East Timor, and (ii) the Timor Gap Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic and Petrotimor, without providing for just compensation as required by Australian law. The ultimate value from a favorable ruling by the Federal Court cannot be determined at this time, but management believes that the value could be substantial. The Company estimates the losses could be as high as $2.85 billion Australian dollars or approximately $1.9 billion U.S. dollars based on the exchange rate as of June 30, 2003.

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

The High Court of Australia has previously suggested (as late as March 2002) that the decision in Potter could be reconsidered by the Court in an appropriate case. The Company believes that the Australian litigation is such an appropriate case and is seeking special leave to appeal to the High Court. The High Court has tentatively set the hearing date for the special leave application for December 2, 2003. In the event that an appeal to the High Court were to succeed, management remains confident in the strength of the claims vis a vis the named Respondents.

In the event an appeal to the High Court is unsuccessful, the Company has been ordered to pay the costs of certain Respondents. As part of the ongoing litigation the Company was required to provide Bank Guarantees as security for costs. The guarantees were provided by Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia. As of June 30, 2003, the Company has $227,574 ($341,129 Australian dollars) on deposit with ANZ Bank as collateral for the Guarantees. The funds have been designated as restricted cash. There can be no assurance these funds will be sufficient to cover all costs in the event the Company’s litigation proves unsuccessful.

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

Commercial Opportunity in East Timor. The Company submitted an application for an Expansion of Seabed Concession to the transitional government of East Timor in October 2001 requesting that Petrotimor’s 1974 concession area be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. Management believes East Timor is entitled under international law to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations convention on the law of the sea. The Company has not received a response to this application for an Expansion of Seabed Concession.

East Timor became an independent nation on May 20, 2002. The current government of East Timor has not recognized the concession in East Timor. The Company has not been advised of the status of the application and whether it is being considered by the new East Timor government. The Company may never receive a response or may receive an unfavorable response. The Company has had ongoing discussions with East Timor government officials in an effort to obtain a favorable formal response. Thus far these discussions have not been successful and barring a change in circumstances, it seems unlikely that the current East Timor government will recognize the Company’s application.

Total general and administrative costs for the six months ended June 30, 2003 are 19% less than for the same period of the prior year.

Other income and expense for the six months ended June 30, 2003 is $55,000 lower the balance for the same period last year. Interest income is virtually unchanged from the prior year. Interest and financing costs increased by $10,594 due to fluctuations in the exchange rate used to calculate interest on the United Kingdom liability. The category “Other” consists mainly of gains and losses on the disposal of fixed assets and the Alliance division and foreign exchange rate gains and losses. The decrease of other income is partly because of the $9000 of loss on the sale of Alliance as a result of selling expenses and because of the decrease in foreign exchange rates.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

(a)	Exhibits filed herewith are listed below and attached to this Report. The “Exhibit Number” refers to the Exhibit Table in Item 601 of Regulation S-B.

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO under Section 906 of Sarbanes-Oxley Act of 2002

(b)	On July 30, 2003 the Company filed an amended Form 8-K dated July 15, 2003 to add financial data about the sale of the Alliance division.

(c)	On July 15, 2003 the Company filed a Form 8-K dated June 30, 2003 to report on the sale of the Alliance division

(d)	On June 3, 2003 the Company filed a Form 3 dated May 28, 2003 to show no beneficial stock ownership resulting from the change of Chief Financial Officers.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company

Date:	August 14, 2003	/s/ Charles N. Haas

Charles N. Haas President

Date:	August 14, 2003	/s/ Courtney Cowgill

Courtney Cowgill Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO under Section 906 of Sarbanes-Oxley Act of 2002