Form 10QSB/A
period 2003-06-30
OCEANIC EXPLORATION CO
filed 2003-08-19
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

This amendment to the Quarterly Report on Form 10-Q filed by Oceanic Exploration Company on August 15, 2003 amends Total Assets at December 31, 2002 on Page 2 for a typographical error, changing the number from $1,991,921 previously filed to $3,991,921 as amended. It also corrects the Consolidated Statements of Operations on Page 3 for a second typographical error, replacing a period in the number 292.731 with a comma. The corrected number for General and administrative expenses for the Three months ended June 30, 2003 is 292,731.

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
Exhibit Index
EX-99 Certification of CEO & CFO

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Cash and cash equivalents, unrestricted	$2,550,824	$2,662,281
Due from Affiliates	13,378	9,293
Accounts receivable — miscellaneous	2,168	181,765
Prepaid expenses and other	28,395	21,574

Total current assets	2,594,765	2,874,913
Oil and gas property interests, full-cost method of accounting	39,000,000	39,000,000
Less accumulated amortization, depreciation and impairment allowance	(39,000,000)	(39,000,000)

Furniture, fixtures and equipment	79,728	79,728
Less accumulated depreciation	(48,484)	(42,447)

	31,244	37,281
Restricted cash (note 4)	227,574	186,629
Assets of discontinued division held for sale (note 2)	0	893,098

Total assets	$2,853,583	$3,991,921

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$105,233	$107,273
United Kingdom taxes payable, including accrued interest	595,456	568,394
Accrued expenses	91,257	123,613

Total current liabilities	791,946	799,280
Other non-current liabilities	12,745	14,148
Liabilities of discontinued division held for sale	0	140,483

Total liabilities	804,691	953,911

Stockholders’ equity:
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued
Common stock, $.0625 par value. Authorized 50,000,000 shares; issued and outstanding 30,916,154	1,932,259	1,932,259
Capital in excess of par value	1,847,241	1,847,241
Retained deficit	(1,730,608)	(741,490)

Total stockholders’ equity	2,048,892	3,038,010

Total liabilities and stockholder’s equity	$2,853,583	$3,991,921

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Management revenue — related parties	$109,750	186,450	220,240	372,969
Costs and expenses:
Exploration expenses (note 4)	164,089	432,211	334,709	1,097,987
Amortization and depreciation	3,018	3,148	6,036	6,166
General and administrative	292,731	358,403	596,972	729,228

	459,838	793,762	937,717	1,833,381

Operating Loss	(350,088)	(607,312)	(717,477)	(1,460,412)

Other income (expense) Interest income	6,473	6,024	13,951	13,990
Interest and financing costs	(11,259)	(569)	(11,753)	(1,159)
Other	5,325	12,441	28,353	72,750

	539	17,896	30,551	85,581

Loss before income taxes	(349,549)	(589,416)	(686,926)	(1,374,831)
Income tax expense (note 5)	—	—	—	—

Net loss from continuing operations	(349,549)	(589,416)	(686,926)	(1,374,831)
Discontinued operations
Loss from operations of discontinued temporary employment services division	(130,105)	(189,396)	(293,192)	(332,101)
Loss on disposal of discontinued temporary employment services division	(9,000)	—	(9,000)	—

Loss from discontinued operations	(139,105)	(189,396)	(302,192)	(332,101)

Net Loss	$(488,654)	(778,812)	(989,118)	(1,706,932)

Basic and diluted loss per common share from continuing operations	$(.01)	(.06)	(.02)	(.14)

Basic and diluted loss per common share from discontinued operations	$(.01)	(.02)	(.01)	(.03)

Basic and diluted loss per common share	$(.02)	(.08)	(.03)	(.17)

Weighted average number of common shares outstanding	30,916,154	9,916,154	30,916,154	9,916,154

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

Oceanic Exploration Company

Date:	August 18, 2003	/s/ Charles N. Haas

Charles N. Haas President

Date:	August 18, 2003	/s/ Courtney Cowgill

Courtney Cowgill Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO under Section 906 of Sarbanes-Oxley Act of 2002