Form 10QSB
period 2003-09-30
OCEANIC EXPLORATION CO
filed 2003-11-14
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Shares outstanding at November 14, 2003 30,916,154	Common $.0625 Par Value

Transitional Small Business Disclosure Format (Check One)	YES ☐ NO ☒

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
Consolidated Statements of Operations (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Notes To Consolidated Financial Statements
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	CONTROLS AND PROCEDURES
PART II – OTHER INFORMATION
ITEM 4.	EXHIBITS AND REPORTS ON FORM 8-K
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32 Certification Pursuant to 18 U.S.C Section 1350
SIGNATURES

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

Assets	September 30, 2003	December 31, 2002

Cash and cash equivalents, unrestricted	$2,151,764	$2,662,281
Due from affiliates	4,696	9,293
Accounts receivable — miscellaneous	1,681	181,765
Prepaid expenses and other	24,144	21,574

Total current assets	2,182,285	2,874,913

Oil and gas property interests, full-cost method of accounting	39,000,000	39,000,000
Less accumulated amortization, depreciation, and impairment allowance	(39,000,000)	(39,000,000)

	—	—

Furniture, fixtures, and equipment	79,728	79,728
Less accumulated depreciation	(51,502)	(42,447)

	28,226	37,281
Restricted cash (note 4)	234,841	186,629
Other noncurrent assets
Assets of discontinued division held for sale (note 2)	—	893,098

Total assets	$2,445,352	$3,991,921

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,287	$107,273
United Kingdom taxes payable, including accrued interest	604,659	568,394
Accrued expenses	646,303	123,613

Total current liabilities	1,256,249	799,280
Other noncurrent liabilities	12,011	14,148
Liabilities of discontinued division held for sale (note 2)	—	140,483

Total liabilities	1,268,260	953,911

Stockholders’ equity
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 50,000,000 shares; issued and outstanding 30,916,154 shares	1,932,259	1,932,259
Capital in excess of par value	1,847,241	1,847,241
Retained deficit	(2,602,408)	(741,490)

Total stockholders’ equity	1,177,092	3,038,010

Commitments and contingencies (note 4)
Total liabilities and stockholders’ equity	$2,445,352	$3,991,921

See accompanying notes to the consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,

	2003	2002	2003	2002

Revenue:
Management revenue — related parties	$158,056	$167,614	$378,296	$540,583

	158,056	167,614	378,296	540,583

Costs and expenses:
Exploration expenses (note 4)	725,036	118,080	1,092,245	1,246,293
Amortization and depreciation	3,018	3,019	9,054	9,185
General and administrative	302,770	317,150	858,240	956,156

	1,030,824	438,249	1,959,539	2,211,634

Operating loss	(872,768)	(270,635)	(1,581,243)	(1,671,051)
Other income (expense):
Interest income	6,819	2,611	20,770	16,601
Interest and financing costs	(5,949)	(5,899)	(17,703)	(17,037)
Other	472	(18,655)	19,824	(11,827)

	1,342	(21,943)	22,891	(12,263)

Loss before income taxes	(871,426)	(292,578)	(1,558,352)	(1,683,314)
Income tax expense (note 5)	—	—	—	—

Net loss from continuing operations	(871,426)	(292,578)	(1,558,352)	(1,683,314)
Discontinued operations
Loss from operations of discontinued temporary employment services division	(374)	(131,527)	(293,566)	(463,629)
Loss on disposal of discontinued temporary employment services division	—	—	(9,000)	—

Loss from discontinued operations	(374)	(131,527)	(302,566)	(463,629)

Net Loss	$(871,800)	$(424,105)	$(1,860,918)	$(2,146,943)

Basic and diluted loss per common share from continuing operations	$(0.03)	$(0.03)	$(0.05)	$(0.17)
Basic and diluted loss per common share from discontinued operations	$(0.00)	$(0.01)	$(0.01)	$(0.05)
Basic and diluted loss per common share	$(0.03)	$(0.04)	$(0.06)	$(0.22)
Weighted average number of common shares outstanding	30,916,154	9,916,154	30,916,154	9,916,154

See accompanying notes to the consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,

	2003	2002

Cash flows from operating activities:
Net loss from continuing operations	$(1,558,352)	$(1,683,314)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	9,054	9,185
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	184,681	21,729
Prepaid expenses and other current assets	(2,570)	12,851
Other noncurrent assets, restricted cash	(48,212)	(94,042)
Decrease in accounts payable and due to affiliates	(101,986)	(193,808)
Increase in United Kingdom taxes payable, including accrued interest payable; and accrued expenses	558,955	61,472
Other noncurrent liabilities	(2,137)	(11,932)

Net decrease in cash from continuing operations	(960,567)	(1,877,859)

Net proceeds from sale of temporary employment division	504,721	—
Net cash used for operations of temporary employment division	(54,671)	(369,425)

Net cash provided (used) from discontinued operations	450,050	(369,425)

Net decrease in cash	(510,517)	(2,247,284)
Cash at beginning of year	2,662,281	2,462,692

Cash at end of year	$2,151,764	$215,408

See accompanying notes to the consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

Cordillera is a related company having some common elements of control with Oceanic. Mr. James N. Blue is chairman of the Board of Directors and President of NWO Resources, Inc., which owns approximately 74.2% of Oceanic common stock. Mr. Blue is also Chairman of the Board of Directors, President and indirect beneficial owner of a majority of the common stock of Cordillera Corporation, the major stockholder of NWO Resources, Inc. Through Cordillera Corporation and affiliates, Mr. Blue additionally beneficially holds approximately 8.2% of Oceanic common stock. In addition, Mr. Blue serves as Chairman of the Board of Directors of Oceanic and is an “interested director” with respect to the sale of assets from Oceanic to Cordillera. Other Oceanic board members who may be deemed to be “interested directors” due to their relations with Mr. Blue and Mr. Blue’s affiliates are Mr. Charles N. Haas and Dr. John L. Redmond.

The sale was approved at a special meeting of the Board of Directors of Oceanic on June 16, 2003. All of Oceanic’s directors who are not “interested directors” approved the sale after a review of the ongoing financial losses of Alliance and its negative impact on Oceanic’s cash flow.

The Company has accounted for the sale of the employment operations as discontinued operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the

Impairment or Disposal of Long-Lived Assets.” The loss on the sale included closing costs from the transaction. The consolidated financial statements at December 31, 2002 and September 30, 2002 have been restated to reflect the Alliance employment operations as a discontinued operation. Operating results of discontinued operations were as follows:

Alliance Employment Solutions
Statements of Operations
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2003	September 30, 2002

Staffing Revenue	$912,349	$1,801,546
Cost of Labor Sold	(780,315)	(1,496,757)

Gross Profit	132,034	304,789
Costs and Expenses
General and administrative	(402,884)	(707,641)
Amortization and depreciation	(23,239)	(62,249)
Other income/expense	523	1,472

	(425,600)	(768,418)
Net Loss	$(293,566)	$(463,629)

(3) GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. Prior to January 1, 2002, goodwill previously recorded in connection with the acquisition of Alliance, was being amortized on a straight-line basis over a period of 10 years. As a result of the adoption of SFAS No. 142, the $346,659 carrying value of remaining goodwill was tested for impairment at January 1, 2002 and at the end of the fourth quarter of 2002. No indication was found that the carrying amount was impaired. This goodwill related to the purchase of the Alliance Employment Services Division (“Alliance”) and was included in the assets of Alliance sold to Cordillera. The Company has no remaining goodwill or other intangibles subject to the provisions of SFAS No. 142 as of September 30, 2003.

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

On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the Phillips Petroleum companies operating within the Timor Gap area (the “Respondents”). Oceanic and Petrotimor claim that the Timor Gap Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons including (i) the Timor Gap Treaty and the legislation sought to claim significant portions of the continental shelf over which it had no sovereign rights for Australia, which we believe under international law belonged to East Timor, and (ii) the Timor Gap Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic and Petrotimor, without providing for just compensation as required by Australian law. The ultimate value from a favorable ruling by the Federal Court cannot be determined at this time, but the Company believes that the value could be substantial. The Company estimates the lost revenue could be as high as $2.85 billion Australian dollars or approximately $1.9 billion U.S. dollars based on the exchange rate as of September 30, 2003.

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

The High Court of Australia has previously suggested (as late as March 2002) that the decision in Potter could be reconsidered by the Court in an appropriate case. The Company believes that the Australian litigation is such an appropriate case and is seeking special leave to appeal to the High Court. The High Court has tentatively set the hearing date for the special leave application for February 13, 2004. In the event that an appeal to the High Court were to succeed, the Company remains confident in the strength of the claims vis a vis the named Respondents.

In the event an appeal to the High Court is unsuccessful, the Company has been ordered to pay the costs of certain Respondents. As part of the ongoing litigation the Company was required to provide Bank Guarantees as security for costs. The guarantees were provided by Australia and New Zealand Banking

Group (ANZ Bank) in Sydney, Australia. As of September 30, 2003, the Company has $234,841 ($346,568 Australian dollars) on deposit with ANZ Bank as collateral for the Guarantees. The funds have been designated as restricted cash. There can be no assurance these funds will be sufficient to cover all costs in the event the Company’s litigation proves unsuccessful.

On March 6, 2003 the Australian Parliament ratified the Timor Sea Treaty governing oil and gas projects in the Joint Development Area between Australia and East Timor. In addition, an Australian senior official and Timorese ministers in Dili initialed the Sunrise International Unitization Agreement (IUA) and a related memorandum of understanding on fiscal issues. Published reports indicate that the IUA states that Australia and East Timor have overlapping maritime claims in the Timor Sea, and that the current boundaries are not permanent. It is uncertain when, if ever, these overlapping maritime claims will be resolved.

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

During the nine months ended September 30, 2003 and 2002, the Company incurred expenses of $1,092,244 and $1,246,293, respectively, related primarily to legal and professional fees associated with the litigation in the Australian courts and the pursuit of commercial opportunities in East Timor. These costs are included in exploration expense.

(5) INCOME TAXES

A valuation allowance was provided for the entire deferred income tax asset attributable to the net operating loss incurred during the three months and nine months ended September 30, 2003 and 2002.

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

As a result of the disposition of the employment operations, the Company’s continuing operations consist of one operating segment. Accordingly, no segment information has been presented for the three months and nine months ended September 30, 2003 and 2002.

(7) NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per this Interpretation, but are subject to the disclosure requirements. The Company has no guarantees requiring disclosures in these financial statements. The adoption of the fair value provisions of this Interpretation did not have a material impact on the Company’s financial position or results of operations for the three or nine months ended September 30, 2003.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. This statement requires the recognition of a cumulative effect of a change in accounting transition adjustment for financial instruments existing at the adoption date. The Company adopted this Statement on July 1, 2003, as required. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive a majority of the expected gains, or both. The Company adopted this Interpretation beginning July 1, 2003, as required. The adoption of FIN No. 46 did not have a material impact on the Company’s financial position or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies accounting for derivatives and hedging based on decisions made regarding various implementation issues associated with SFAS No. 133. This Statement is effective for contracts entered into or modified after September 30, 2003 and should be applied prospectively, with the exception of certain transactions. The adoption of this statement will not materially impact the Company’s financial position or results of operations.

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

The following discussion and analysis should be read in conjunction with Oceanic’s Consolidated Financial Statements and Notes thereto as of December 31, 2002 and September 30, 2003 and 2002 and for the respective periods then ended.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, management evaluates the estimates including those related to the collectibility of accounts receivable, the realizability of goodwill, and income taxes. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

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

Liquidity and Capital Resources

Oceanic has historically addressed long-term liquidity needs for oil and gas exploration and development through the use of farm out agreements. Under such agreements, the Company sells a portion of its ownership interest in the concession to an outside party who is then responsible for the exploration activities. This is a strategy that management intends to continue in the event it becomes feasible to proceed with further exploration in any of the areas where the Company currently own concessions.

The Company realized gross proceeds of $3,150,000 pursuant to a rights offering that was effective November 12, 2002 and expired December 16, 2002. Proceeds of the rights offering will be used to fund future operations of the Company including the ongoing legal action in Australia and the pursuit of commercial opportunities in East Timor.

Cash Flow: Cash used in operating activities for the nine months ended September 30, 2003 and 2002 was $960,567 and $1,877,859, respectively. Ongoing legal and professional fees associated with the litigation in the Australian courts and the application for an Expansion of Seabed Concession in East Timor has required substantial expenditures. During the nine months ended September 30, 2003 and 2002, the Company paid expenses of $671,712 and $1,236,098, respectively, related to legal and commercial activities in Australia and the Timor Gap area. An additional $537,000 of expenses were incurred, but unpaid as of September 30, 2003. These costs are included in exploration expenses resulting in an increase over what exploration expenses have been historically. Until a final judgment is obtained or settlement of the suit occurs, or the Company achieves recognition of its rights by the new government in East Timor, exploration expenses will continue to be high.

During the nine months ended September 30, 2003 and 2002, operations of the employment agency in San Diego, California, produced a net loss of $293,556 and $463,629, respectively, and resulted in cash used in operating activities of $54,671 and $369,425. During the nine months ended September 30, 2003, the Company received $504,721 as the net cash proceeds from the sale of the employment agency.

Oceanic currently receives approximately $504,000 per year in connection with services provided to Cordillera Corporation and San Miguel Valley Corporation, pursuant to management agreements, compared to $540,000 for the year ended December 31, 2002. Overall the estimated cost of services to be provided in 2003 has decreased approximately $3,000 per month. Because the cost of service is dependent upon the needs of the corporation, it is normal to see fluctuations from year to year. In addition, Oceanic had a management agreement with Global Access Telecommunications, Inc. Amounts received from Global Access Telecommunications, Inc. through August 31, 2002 were approximately $134,000. This management agreement was terminated on September 1, 2002. Oceanic’s Chairman of the Board and Chief Executive Officer is affiliated with each of these corporations. Amounts received under the management agreements are based on costs relating to employee salaries and other operating expenses, plus an additional fee up to 5% of the total amount.

Oceanic had $2,151,764 in cash and cash equivalents at September 30, 2003 compared with $2,662,281 in cash and cash equivalents at December 31, 2002. Management believes that existing resources will be sufficient to fund operations beyond December 31, 2003.

Results of Operations

The Company’s Consolidated Financial Statements and related notes have been presented to reflect the disposition of the Company’s Alliance Staffing Division and discontinuance of its operations as discontinued operations for all periods. As such, management’s discussion and analysis excludes discontinued operations and focuses on the results of the Company’s continuing operations, oil and gas exploration. Management fee revenue for the nine months ended September 30, 2003 decreased 30% compared to the nine months ended September 30, 2002.

The decrease in management revenue during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 is due to an overall decrease in fees charged to Cordillera Corporation and San Miguel Valley Corporation and the loss of management fees from Global Access Telecommunications, Inc. Because the level of service is dependent upon the needs of the corporation and available employees, it is normal to see fluctuations from year to year.

Total general and administrative costs and expenses for the nine months ended September 30, 2003 decreased 11% in total compared to costs and expenses for the nine months ended September 30, 2002. This decrease is primarily attributable to a reduction in personnel salary and benefits. The Company continues to have ongoing legal and professional fees associated with the litigation in the Australian courts and the pursuit of commercial opportunities in East Timor although they are less for the nine months ended September 30, 2003 than for the same period in 2002. (See discussion below.) During the nine months ended September 30, 2003 and 2002, the Company incurred expenses of $1,092,244 and $1,246,293, respectively, related primarily to legal and professional fees associated with the litigation in the Australian courts and the pursuit of commercial opportunities in East Timor. These costs are included in exploration expense.

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

On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the Phillips Petroleum companies operating within the Timor Gap area (the “Respondents”). Oceanic and Petrotimor claim that the Timor Gap Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons including (i) the Timor Gap Treaty and the legislation sought to claim significant portions of the continental shelf over which it had no sovereign rights for Australia, which we believe under international law belonged to East Timor, and (ii) the Timor

Gap Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic and Petrotimor, without providing for just compensation as required by Australian law. The ultimate value from a favorable ruling by the Federal Court cannot be determined at this time, but management believes that the value could be substantial. The Company estimates the lost revenue could be as high as $2.85 billion Australian dollars or approximately $1.9 billion U.S. dollars based on the exchange rate as of September 30, 2003.

There have been several procedural challenges by the Respondents. A hearing by the full court on the question of whether the court has jurisdiction over our claim was held on May 16 and 17, 2002. The court took under advisement a motion to dismiss the Company’s suit on the basis that the court does not have jurisdiction over the claim. On February 3, 2003, the Federal Court ruled that it lacked the jurisdiction to hear the claims made by Oceanic and Petrotimor, other than those relating to misuse of confidential information. The decision consisted of a joint decision of Chief Justice Black and Justice Hill, and a separate decision of Justice Beaumont.

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

The High Court of Australia has previously suggested (as late as March 2002) that the decision in Potter could be reconsidered by the Court in an appropriate case. The Company believes that the Australian litigation is such an appropriate case and is seeking special leave to appeal to the High Court. The High Court has tentatively set the hearing date for the special leave application for February 13, 2004. In the event that an appeal to the High Court were to succeed, management remains confident in the strength of the claims vis a vis the named Respondents.

In the event an appeal to the High Court is unsuccessful, the Company has been ordered to pay the costs of certain Respondents. As part of the ongoing litigation the Company was required to provide Bank Guarantees as security for costs. The guarantees were provided by Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia. As of September 30, 2003, the Company has $234,841 ($346,568 Australian dollars) on deposit with ANZ Bank as collateral for the Guarantees. The funds have been designated as restricted cash. There can be no assurance these funds will be sufficient to cover all costs in the event the Company’s litigation proves unsuccessful.

On March 6, 2003 the Australian Parliament ratified the Timor Sea Treaty governing oil and gas projects in the Joint Development Area between Australia and East Timor. In addition an Australian senior official and Timorese ministers in Dili initialed the Sunrise International Unitization Agreement (IUA) and a related memorandum of understanding on fiscal issues. Published reports indicate that the IUA states that Australia and East Timor have overlapping maritime claims in the Timor Sea, and that the current boundaries are not permanent. It is uncertain when, if ever, these overlapping maritime claims will be resolved.

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

Other Income and Expense. For the nine months ended September 30, 2003 other income and expense is $21,625 higher than the amount for the same period last year. Interest income has increased by $4,116 from the prior year, primarily due to increased cash balances resulting from the rights offering in 2002. Interest expense is virtually unchanged from the prior year. The category “Other” consists of foreign exchange rate gains and losses. The increase is a result of fluctuating exchange rates between the US dollar and the British pound and the Australian dollar.

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

PART II — OTHER INFORMATION

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed herewith are listed below and attached to this Report. The “Exhibit Number” refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	On July 30, 2003 the Company filed an amended Form 8-K dated July 15, 2003 to add financial data about the sale of the Alliance division.

(c)	On July 15, 2003 the Company filed a Form 8-K dated June 30, 2003 to report on the sale of the Alliance division.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company

Date: November 14, 2003	/s/ Charles N. Haas
Charles N. Haas
President

Date: November 14, 2003	/s/ Courtney Cowgill
Courtney Cowgill
Treasurer and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002