Form 10KSB
period 2003-12-31
OCEANIC EXPLORATION CO
filed 2004-03-16
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to
Commission file number

OCEANIC EXPLORATION COMPANY

(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	84-0591071 (I.R.S. Employer Identification Number)

7800 East Dorado Place, Suite 250
Englewood, CO 80111
(303) 220-8330
(Address and telephone number of principal executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:
Common stock ($.0625 par value)
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for year ended December 31, 2003     $561,529

As of March 9, 2004, the aggregate market values of the voting stock held by non-affiliates, computed by reference to the average of the bid and ask price shown on the OTC Bulletin Board was $1,909,299.

As of March 9, 2004, the issuer had outstanding 30,916,154 shares of common stock ($.0625 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to this Report appears on pages 44 through 46.

Transitional Small Business Disclosure Format (check one):     Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Oceanic Exploration Company (Oceanic or the Company) was incorporated as a Delaware corporation in December 1968. With our subsidiaries, Oceanic International Properties Company (OIPC) and Petro Timor Companhia de Petroleos, SA (Petrotimor), the Company historically has been engaged in the business of acquiring oil and gas concessions covering large blocks of acreage in selected locations around the world. The term “concession” means exploration, development and production rights with respect to a specific area. Rights may be created by agreement with a government, governmental agency or corporation. After the Company buys those rights, we conduct exploration activities on that property, including seismic and other geophysical evaluation and exploratory drilling where appropriate. Oceanic did not conduct any exploration activities and did not receive any material revenue from oil and gas properties in 2003. The Company is currently actively pursuing legal claims arising from the disputed oil and gas concession granted to Petrotimor in the Timor Gap between East Timor and Australia.

Oceanic also provides management services to various entities with which our Chairman of the Board of Directors and Chief Executive Officer is affiliated. The Company provides:

•	Management, administrative and bookkeeping services to San Miguel Valley Corporation (San Miguel),

•	Management, administrative and professional services to Cordillera Corporation (Cordillera), and

•	Consulting services, including monitoring exploration and production activities on a world-wide basis to identify potential investment opportunities for Harvard International Resources Ltd. (HIRL).

Together, these management services provided substantially all of the Company’s total revenue in 2003.

As of December 31, 2003, Oceanic had nine permanent employees in Colorado who provide services to the oil and gas operations and/or management services to San Miguel and Cordillera. The corporate offices are located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111 and the telephone number is (303) 220-8330.

Mr. James N. Blue is Chairman of Oceanic and also serves as Chairman of the Board of Directors and President of NWO Resources, Inc. NWO Resources, Inc. owns approximately 82.4% of Oceanic common stock. Mr. Blue is also Chairman of the Board of Directors, President and indirect beneficial owner of a majority of the common stock of Cordillera, the major stockholder of NWO Resources, Inc.

OPERATIONS

(a) Litigation

On March 1, 2004, Oceanic and Petrotimor filed suit in the United States seeking to recover damages relating to the disputed Timor Gap concession. See Pending Litigation in Item 3. Preparation of a lawsuit and the related legal appeal in Australia have been the primary cause of major expenditures for 2003 and we anticipate that the U.S. lawsuit will be our primary cause of expenditures for 2004. A substantial portion of the Company resources expended in 2003 has been in connection with this litigation over the Timor Gap concession.

(b) Management Services

Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel, a real estate company. Oceanic also provides management, professional and administrative services to Cordillera, a holding company. Oceanic’s management is responsible for the day-to-day management of real estate and general aviation activities of Cordillera. Starting in the third quarter of 2003, the subsidiary Petrotimor began providing exploration and consulting services to HIRL, a related company. This contract differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month. These contracts for management services have no contractual termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring sixty days termination notice.

Until August 31, 2002, when services were terminated by mutual agreement, Oceanic provided management services to Global Access Telecommunications, Inc. (Global Access), an Internet access service provider. Oceanic also provided bookkeeping and tax return services to Points Four World Travel, Inc., a holding company, until those services were terminated at March 31, 2003. Our Chairman of the Board of Directors and Chief Executive Officer is affiliated with each of these corporations.

Management Fee Revenue

	2003		2002
San Miguel Valley Corporation	$276,645	49%	$180,000	27%
Cordillera Corporation	276,645	49%	360,000	53%
Points Four World Travel, Inc.	739	0%	1,782	0%
Global Access Telecommunications, Inc.	0	0%	134,130	20%
Harvard International Resources, Ltd.	7,500	2%	0	0%

Total Management Fee Revenue	$561,529		$675,912

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% mark up on that total to cover the administrative expense. This charge is calculated annually and readjusted at year-end. All expenses are billed at cost. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.

Through August 31, 2002, Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, performed management services for Global Access, which accounted for approximately 20% of total revenue for 2002. Those relationships were terminated on September 1, 2002 when the Company no longer performed management services for Global Access, nor employed Karsten Blue.

Currently, Karsten Blue, an employee of Cordillera, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a Service Agreement with Cordillera. This contract, as amended, states that Oceanic compensates and reimburses Cordillera for Karsten Blue’s services at the rate of $1,298 per week, not to exceed $67,470 per year, and for any out-of-pocket business expenses incurred in connection with these activities. These business expenses were immaterial in 2003 and 2002.

(c) Oil and Gas

Oceanic is not currently conducting any oil and gas exploration or production activities. The Company did not receive any material revenue from oil and gas properties in 2003. Other than the potential recovery of damages from the Timor Gap concession, the Company is currently not conducting any activities that would result in material oil and gas revenue in 2004.

When exploration or production activities occur, Oceanic conducts operations directly or through subsidiaries. Historically, when a discovery of oil or gas occurs, the Company will pursue the development of reserves and the production of oil or gas to the extent considered economically feasible by farming out, or selling, a portion of our interest in the discovery to finance development. Property interests are located in the North Aegean Sea, offshore Greece, in the East China Sea and in the Timor Gap, that lies between East Timor and Australia in the Timor Sea. Since 1994, Oceanic has not been able to participate in exploration and development in any of these areas for various reasons.

The Company has generally undertaken exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of, and any revenue from, a discovery. Such arrangements do not always equate the proportion of expenditures undertaken by a party with the share of revenues to be received by such party.

The Company usually obtains concessions directly from a government or governmental agency. Oceanic then enters into arrangements with other participants whereby it receives cash payments and its share of exploration expenditures paid (either before or after being expended) in whole or in part by other participants.

Historically, sales of partial interest in Oceanic’s concessions have been part of the Company’s normal course of business and have provided funds for the acquisition of further concessions and for exploration of existing concessions.

In order to maintain the Company’s concessions in good standing, Oceanic is usually required to expend substantial sums for exploration and, in many instances, for surface rentals or other cash payments. Additionally, the development of any discoveries made upon concessions in which the Company holds an interest generally involves the expenditure of substantial sums of money. Oceanic has, in the past, satisfied required expenditures on its concessions. The Company cannot be certain that its resources in the future will be sufficient to satisfy expenditures it is required to make in its business.

(d) Discontinued Operations — Sale of Alliance Employment Services Division

On June 30, 2003, Oceanic sold the assets comprising the Alliance Staffing Division, dba Alliance Employment Solutions (Alliance) to Cordillera. The assets sold included all furniture and equipment used by Alliance as well as Alliance’s accounts receivable, customer contracts, trade name and other intangibles. Cordillera paid approximately $514,000 in cash for the purchase of Alliance, valued at the net book value of Alliance at the close of business on June 30, 2003, as adjusted. Cordillera is obligated to pay additional amounts to Oceanic calculated as 25% of Alliance’s cumulative after-tax earnings through the period ending June 30, 2005. A combined federal and state income tax rate of 40% is assumed for the after-tax calculation.

Cordillera is a related company having some common elements of control with Oceanic. James N. Blue is Chairman of the Board of Directors and President of NWO Resources, Inc. Mr. Blue is also Chairman of the Board of Directors, President and indirect beneficial owner of a majority of the common stock of Cordillera, the major stockholder of NWO Resources, Inc. In addition, Mr. Blue serves as Chairman of the Board of Directors of Oceanic and was an “interested director” with respect to the sale of assets from Oceanic to Cordillera. Other Oceanic board members who may be deemed to be “interested directors” due to their relations with Mr. Blue and Mr. Blue’s affiliates are Mr. Charles N. Haas and Dr. John L. Redmond. The sale was approved at a special meeting of the Board of Directors of Oceanic on June 16, 2003. All of Oceanic’s directors who are not “interested directors” approved the sale after a review of the ongoing financial losses of Alliance and its negative impact on Oceanic’s cash flow.

Oceanic has accounted for the sale of the employment operations as discontinued operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The loss on the sale included closing costs from the transaction. The consolidated financial statements at December 31, 2002 have been restated to reflect the Alliance employment operations as a discontinued operation. Operating results for 2003 represent six months of operations through the date of sale on June 30, 2003 and are shown below.

Alliance Employment Solutions
Statements of Operations

	2003	2002
Staffing Revenue	$912,349	$2,421,528
Cost of Labor Sold	(780,315)	(1,997,170)

Gross Profit	132,034	424,358
Costs and Expenses General and administrative	(402,884)	(911,671)
Amortization and depreciation	(23,239)	(83,904)
Other income/expense	269	1,574

	(425,854)	(994,001)
Net Loss	$(293,820)	$(569,643)

GOVERNMENTAL APPROVALS AND REGULATIONS

Other than obtaining the concessions from foreign and U.S. governments for oil and gas exploration, no material governmental approvals are required for Oceanic businesses. Oceanic has filed for East Timor governmental approval on the expansion of the East Timor concession. See Item 2, Description of Property under Commercial Opportunity in East Timor for additional details. Currently, no development is occurring on any of the Company’s oil and gas concessions. Historically, Oceanic has entered into participation agreements with other entities who conduct exploration and drilling activities. Such other entities obtain any governmental approvals and comply with any governmental regulations required to conduct such activities. Currently, neither Oceanic or any of its participation partners are conducting any development activity on any of our properties.

The Company is not affected by any governmental approvals or regulations pertaining to the activities carried out as part of the Company’s management agreements.

COMPETITION

The oil and gas industry is competitive and Oceanic must compete with many long-established companies having far greater resources and operating experience. Furthermore, the demand for financing of oil and gas, mineral exploration and development programs substantially exceeds the available supply, and the Company competes for such financing with much larger exploration and development companies. There is no independent competition for the management services activities, but each of the related parties to which Oceanic provides services could elect to have its own employees provide those services.

ITEM 2. DESCRIPTION OF PROPERTY

Oceanic holds various interests in concessions or leases for oil and gas exploration that are described below. Oil and gas property interests as reflected in the accompanying financial statements include costs attributable to the Greek properties. Costs on all concessions or leases have been charged to expense in prior years.

The Company is currently not conducting exploration activities other than the application to expand the East Timor concession. We are currently actively pursuing legal claims relating to the disputed oil and gas concession we have in the Timor Gap between East Timor and Australia. Except for the Prinos Oil Field described below, no currently held concessions have been developed into operational oil or gas fields by Oceanic or our partners.

Greece

Prior to March 1999, Oceanic owned a 15% net profits interest in an oil and gas concession in areas totaling approximately 430,000 acres in the North Aegean Sea, offshore Greece. “Development areas” for the Prinos Oil Field covering 23,390 gross acres and for the Kavala Gas Field covering 11,787 gross acres were defined by the Greek government and given “development status.” The term of each “development” license is 26 years, with an automatic 10-year renewal. The Company owns a 15% interest in the remaining exploration area adjoining Prinos and South Kavala covering 153,316 acres and an exploration area east of the island of Thasos covering an additional 243,367 acres.

In December 1998, Oceanic was notified by Denison Mines, Ltd. that April 1, 1998 through March 31, 1999 would be the final year of production for the Prinos producing property. The Prinos Oil field was shut in during November 1998 primarily because of lower oil prices and declining production. Effective March 31, 1999, the consortium operating the Greek properties relinquished its license to operate the Prinos Oil Field in Greece.

The termination of the Prinos Oil Field license does not affect the extensive exploration area east of Thasos Island where no exploration is currently permitted due to territorial disputes between Greece and Turkey. It is impossible for the Company to determine at this time when exploration activities might be commenced in that area. If the territorial disputes are resolved, we are uncertain of the term of concession because the concession is controlled by Denison and we have limited access to information regarding the concession. Should the territorial dispute be resolved, and the consortium drill and successfully develop any additional prospects, Oceanic would be entitled to once again receive the 15% net profits interest, applicable to the working interest of Denison Mines, Ltd. Denison Mines, Ltd. has not advised the Company as to whether they have any intention of drilling. There is no assurance that Oceanic will receive the net profits interest from these properties in the future. Management does not know when the sovereignty issues will be resolved but they may not be resolved in the foreseeable future. The Company intends to retain its interest for any remaining life of the concession and cannot predict when or if further activity with respect to the concession may occur.

Republic of China (Taiwan)

Oceanic holds a 22.23% working interest in a concession located north of Taiwan in the East China Sea, covering 3,706,560 gross acres. The exploration license for this concession had a nominal term extending to 1979, requiring exploration activity and minimum expenditures. Preparations for initial exploratory drilling were suspended in 1977 under a claim of force majeure, pending resolution of a territorial dispute among the Republic of China (Taiwan), the Government of Japan and the People’s Republic of China. Oceanic has made an application to the Chinese Petroleum Corporation (Taiwan) each year to continue the suspension and has received confirmation of the suspension through December 31, 2004. There is no assurance that the Chinese Petroleum Corporation (Taiwan) will continue to suspend obligations under this concession in the future. If the force majeure were lifted, the exploration phase of the contract would be resumed subject to the threat of future cancellation in the event no commercial discovery is made.

During fiscal 1990, Oceanic entered into a farm out agreement with Enterprise Oil Exploration Limited, a United Kingdom company, and NMX Resources (Overseas) Limited, a Bermuda company. This conveyed two-thirds of the original 66.67% interest in the concession. The Company received $1,471,156 representing two-thirds of past expenditures in the area pursuant to the farm out agreement.

Due to the uncertainty of sovereignty in the area, no immediate development expenditures, as required under the terms of the concession agreement, are anticipated. If the force majeure is lifted, Oceanic intends to pursue exploration activities related to our obligations under the agreement.

In fiscal year 1994, the Company reported that the People’s Republic of China was indicating its intention to open up adjacent concession areas for bidding and that a resolution to the sovereignty issues may result. Nothing occurred in 2003 to indicate that the lifting of the current force majeure status is imminent. Management does not know when the sovereignty issues will be resolved, but expects that they may not be resolved in the foreseeable future. Oceanic intends to hold the concession for the life of the concession and cannot predict when further activity with respect to the concession may occur.

Timor Gap

In 1974 Petrotimor, a 99% owned subsidiary of Oceanic, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million-acre area between East Timor and Australia in an area known as the “Timor Gap.” At that time Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976 Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.

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

The treaty created a Joint Authority that purported to grant and enter into production sharing contracts with various companies who have carried out exploration activities in the joint zone of cooperation. According to the 2003 Annual Report of ConocoPhillips Petroleum Company, ConocoPhillips and other participants in the production sharing contracts discovered gas and gas condensate in the Timor Gap area that we claim. Their drilling in 1995 confirmed that the discovery extended across two production sharing contract areas designated as the Bayu-Undan field. ConocoPhillips and other participants are developing this field in two phases. As reported by ConocoPhillips in the December 31, 2003 Form 10-K, the first phase is a gas-recycle project, where condensate and natural gas liquids will be separated and removed and the dry gas re-injected into the reservoir. This phase began production in February 2004, and is expected to average a net rate of 23,000 barrels of liquids per day from proved reserves. The second phase would involve the production, export and sale of the natural gas from the field, which would be transported by pipeline to Australia for domestic markets or liquefied for shipment elsewhere. Based on an article in Platts Oilgram News dated February 17, 2004, the second phase of the project is scheduled to start production in 2006.

According to the 2000 Annual Report of Petroz N.L., which was acquired by ConocoPhillips in December 2000, there are proven reserves of 297 million barrels of condensate and natural gas liquids and 2.7 trillion cubic feet of gas in the Bayu-Undan field alone, with another 107 million barrels and .7 trillion cubic feet possible.

A portion of the area known as Greater Sunrise, which includes the Sunrise, Sunset and Troubadour areas, is also within the Timor Gap area claimed by Petrotimor and has substantial potential gas reserves. Woodside Energy Limited estimated reserves of 9.16 trillion cubic feet of gas in the Greater Sunrise Fields in November 2000. However, there can be no assurance that such amounts can be produced or recovered at an economical price. Oceanic estimates that approximately twenty percent (20%) of these reserves are located in our Timor Gap concession.

On March 6, 2003 the Australian Parliament ratified the Timor Sea Treaty governing oil and gas projects in the Joint Development Area between Australia and East Timor. In addition, an Australian senior official and Timorese ministers in Dili initialed the Sunrise International Unitization Agreement (“IUA”) and a related memorandum of understanding on fiscal issues. Published reports indicate that the IUA states that Australia and East Timor have overlapping maritime claims in the Timor Sea, and that the current boundaries are not permanent. It is uncertain when, if ever, these overlapping maritime claims will be resolved. Oceanic’s current activities with respect to the Timor Gap concession consist of attempting to recover damages relating to the concession through a lawsuit. See Item 3, Pending Litigation.

Commercial Opportunity in East Timor. Oceanic submitted an application for an Expansion of Seabed Concession to the transitional government of East Timor in October 2001 requesting that Petrotimor’s 1974 concession area be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. The Company believes that East Timor is entitled, under international law, to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations Convention on the Law of the Sea. Oceanic believes that by so doing, East Timor could acquire jurisdiction over hydrocarbon reserves containing approximately 12 trillion cubic feet of natural gas and associated condensate based upon the Petroz N. L. and Woodside information discussed above.

Neither the transitional government, nor the new East Timor government that took effect on May 20, 2002, has recognized Petrotimor’s concession in East Timor. The Company submitted an application for an Expansion of Seabed Concession to the transitional government in East Timor and received no formal response acknowledging the application. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a “senior East Timor government official” stating that the government does not recognize this concession. Oceanic has not been officially advised of the status of the application or if the new East Timor government is even considering it. A formal response may never be issued, or the Company could receive an unfavorable response. Unless there is a change in the current government in East Timor, it is unlikely that the Company will pursue the application further.

If the East Timor government were to recognize the concession and grant the application, it would expand the 1974 Petrotimor concession to correspond with the offshore area over which East Timor is entitled to claim sovereign rights under international law. The Company sponsored a seminar in East Timor in 2001 for the purpose of explaining appropriate maritime boundaries under applicable international law and the resulting benefits to East Timor if such boundaries are enforced. See “Item 3 Legal Proceedings.”

On February 3, 2003, the Federal Court of Australia issued an adverse decision in Petrotimor v. Commonwealth of Australia. The Federal Court ruled that it lacked the jurisdiction to hear the claims made by Oceanic and Petrotimor, other than those relating to misuse of confidential information. The joint decision determined that, although the claims appeared arguable, the 1906 decision of the High Court in Potter v The Broken Hill Proprietary Company Pty Ltd (1906) 3 CLR 479 bound the Federal Court to uphold the principal that an Australian Court could not determine litigation where a relevant issue was the validity of an act of a foreign sovereign government, in this case said to be the grant by Portugal of the concession to Petrotimor. On May 6, 2003, the Federal Court also ruled that it lacked jurisdiction relating to claims of misuse of confidential information.

The High Court of Australia previously suggested (as late as March 2002) that the Court, in an appropriate case, could reconsider the decision in Potter. Accordingly, the Company sought special leave in 2003 to appeal to the High Court. These appeals were discontinued on February 6, 2004 when the Company determined that the most appropriate venue, under the circumstances, would be in the United States. The Federal Court’s decisions to dismiss the underlying actions without prejudice were therefore allowed to stand.

On March 1, 2004, Oceanic and Petrotimor filed suit in United States District Court for the District of Columbia seeking damages suffered by both companies from the actions of ConocoPhillips, its subsidiaries and other defendants that relate to Oceanic’s interests in the Timor Gap concession. See Item 3 “Legal Proceedings”.

Other Property

Oceanic Exploration leases approximately 4,990 square feet of office space in an office building located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111. Sorrento West Properties Inc., a related company, owns the office building. The lease expires on August 31, 2005. See “Item 12. Certain Relationships And Related Transactions.” Our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Australian Litigation

In 1974, Petrotimor, a 99% owned subsidiary of Oceanic, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million-acre area between East Timor and Australia in an area known as the “Timor Gap.” At that time Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.

On December 11, 1989, Australia and Indonesia, ignoring Petrotimor’s rights under its concession from Portugal, signed the Timor Gap Treaty, purporting to create a joint zone of cooperation, whereby these two countries could control the exploration and development of hydrocarbons in an area over which both countries claimed rights. A portion of this area, designated as

Zone A, falls largely within the area where Petrotimor holds rights under its concession agreement with Portugal. The treaty created a Joint Authority that purported to enter into production sharing contracts with various companies who have carried out exploration and production activities.

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

On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the ConocoPhillips Petroleum companies operating within the Timor Gap area (the “Respondents”). Oceanic and Petrotimor claimed that the Timor Gap Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons including (i) the Timor Gap Treaty and the legislation sought to claim significant portions of the continental shelf over which it had no sovereign rights for Australia, which the Company believed under international law belonged to East Timor, and (ii) the Timor Gap Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic and Petrotimor, without providing for just compensation as required by Australian law.

There were several procedural challenges by the Respondents. A hearing by the full court on the question of whether the court has jurisdiction over this claim was held on May 16 and 17, 2002. On February 3, 2003, the Federal Court of Australia issued an adverse decision in Petrotimor v. Commonwealth of Australia. The Federal Court ruled that it lacked the jurisdiction to hear the claims made by Oceanic and Petrotimor. On May 6, 2003, the Federal Court also ruled that it lacked jurisdiction relating to claims of misuse of confidential information.

The decision determined that, although the claims appeared arguable, the 1906 decision of the High Court in Potter v The Broken Hill Proprietary Company Pty Ltd (1906) 3 CLR 479 bound the Federal Court to uphold the principal that an Australian Court could not determine litigation where a relevant issue was the validity of an act of a foreign sovereign government, in this case said to be the grant by Portugal of the Concession to Petrotimor.

The High Court of Australia previously suggested (as late as March 2002) that the Court, in an appropriate case, could reconsider the decision in Potter. Accordingly, the Company sought special leave in 2003 to appeal to the High Court. That appeal was discontinued on February 6, 2004 when the Company determined that the most appropriate venue, under the circumstances, would be in the United States. The Federal Court’s decision to dismiss the underlying action without prejudice was therefore allowed to stand.

As part of the Australian High Court litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of December 31, 2003 the Company had $259,572 ($346,568 Australian dollars) on deposit with ANZ Bank as collateral for the Guarantees. These funds are designated as restricted cash. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. Accordingly, this balance has been fully reserved against those legal charges. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court. The Company estimates that the amount should not exceed $375,000 ($500,000 in Australian dollars). Accordingly, the Company has reserved an additional amount to cover the estimated full liability.

Pending Litigation

On March 1, 2004, Oceanic and Petrotimor filed a Complaint in the United States District Court for the District of Columbia. Oceanic and Petrotimor, as plaintiffs, brought this action to redress the harm caused by the defendants’ (collectively including ConocoPhillips, Inc. and designated subsidiaries, the Timor Sea Designated Authority for the Joint Petroleum Development Area, the Timor Gap Joint Authority for the Zone of Cooperation, PT Pertamina and BP Migas) theft, misappropriation and conversion of oil and gas resources within our 14.8 million-acre Timor Gap concession.

The Complaint describes violations of the following United States statutes: Racketeer Influenced Corrupt Organizations Act (RICO), the Lanham Act and the Robinson-Patman Act. The Complaint seeks damages of at least $10.5 billon from the defendant, also citing unjust enrichment, unfair competition, and intentional interference with the contract and with prospective economic advantage. Based upon the RICO and anti-trust claims, Oceanic and Petrotimor seek to recover treble damages, reasonable attorneys’ fees and punitive damages.

As of the date of this report, the defendants have not filed formal responses to the Complaint. The Company anticipates that the defendants will deny the allegations of the Complaint and otherwise vigorously defend against the Company’s claims. The Company understands that pursuing this lawsuit to its fullest extent in 2004 could take substantial time of Company personnel and substantial expense of Company resources.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Subject to the rights of holders of any series of preferred stock that may from time to time be issued, holders of common stock are entitled to one vote per share on matters acted upon at any stockholders’ meeting, including the election of directors, and to dividends when, as and if declared by the Board of Directors out of funds legally available therefore. There is no cumulative voting and the common stock is not redeemable. In the event of any liquidation, dissolution or winding up of Oceanic Exploration, each holder of common stock is entitled to share ratably in all assets of Oceanic Exploration remaining after the payment of liabilities and any amounts required to be paid to holders of preferred stock, if any. Holders of common stock have no preemptive or conversion rights and are not subject to further calls or assessments by Oceanic Exploration. All shares of common stock now outstanding are and will be fully paid and nonassessable.

Oceanic’s common stock is not listed on any exchange. However, it is quoted on the OTC Bulletin Board under the symbol OCEX.

Penny Stock Regulation

Shares of Oceanic’s common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00, except for securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;

•	a toll-free telephone number for inquiries on disciplinary actions;

•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

As reported by the OTC Bulletin Board, the range of bid prices in our common stock over the fiscal years ended December 31, 2003, 2002 and 2001 (which are not necessarily representative of actual transactions) is set forth below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2003			2002		2001
Three Months Ended	High	Low	High	Low	High	Low
March 31.076		.073	.45	.18	.34	.28
June 30.071		.070	.30	.20	.40	.20
September 30.095		.094	.40	.08	.57	.25
December 31.079		.073	.18	.05	.61	.25

We use all available funds for working capital purposes and have never paid a dividend. We do not anticipate paying dividends in the future. As of March 9, 2004, the number of record holders of our common stock was 445.

Preferred Stock

Oceanic’s authorized capital stock also includes 600,000 shares of preferred stock, par value $10.00 per share. Our Board of Directors, without further action by the stockholders, is authorized to issue shares of preferred stock in one or more series and to determine the voting rights, preferences as to dividends, and the liquidation, conversion, redemption and other rights of each series. The issuance of a series with voting and conversion rights may adversely affect the voting power of the holders of common stock. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Oceanic Exploration without further action by shareholders. We currently have no plan to issue any shares of preferred stock.

Transfer Agent

The Company’s transfer agent is Mellon Investor Services, 1200 17th Street, Suite 1200, Denver, CO 80202.

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

Critical Accounting Policies

The Company’s discussion and analysis of financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, we evaluate our estimates including those related to the collectibility of accounts receivable, the realizability of goodwill, and income taxes. The Company bases our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

As a result of the sale of the Alliance employment division, Oceanic no longer maintains an allowance for doubtful accounts. All receivables recorded at year-end are from affiliated companies. The Company has determined that no reserve is needed.

Goodwill And Other Intangible Assets

On January 1, 2002 Oceanic adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. Prior to January 1, 2002, goodwill previously recorded in connection with the acquisition of Alliance, was being amortized on a straight-line basis over a period of 10 years. As a result of the adoption of SFAS No. 142, the $346,659 carrying value of remaining goodwill was tested for impairment at January 1, 2002 and at the end of the fourth quarter of 2002. No indication was found that the carrying amount was impaired. This goodwill related to the purchase of the Alliance Employment Services Division (“Alliance”) and was included in the assets of Alliance sold to Cordillera. Oceanic has no remaining goodwill or other intangibles subject to the provisions of SFAS No. 142.

Income Taxes

In evaluating the realizability of the net deferred tax assets, the Company takes into account a number of factors, primarily relating to the Company’s ability to generate taxable income. Where it is determined that it is likely that the Company is unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset.

On April 2, 2003, Cordillera sold 546,089 shares of Oceanic stock to NWO Resources (NWO). This sale of stock increased NWO’s ownership to 25,472,489 shares of Oceanic stock, resulting in 82.4% of total ownership in Oceanic. Because NWO owns more than 80% of Oceanic stock, Oceanic became includable in NWO’s consolidated tax return. NWO maintains tax-sharing agreements with the same provisions applicable to all subsidiaries included in NWO’s consolidated return.

Oceanic and NWO have executed that same tax-sharing agreement. Oceanic’s tax provision will be calculated using then-current statutory rates, on a stand-alone basis, and specifically estimating Oceanic’s book-tax differences, including its share of any difference that apply ratably to all subsidiaries. The provision will include a tax benefit from losses to the extent of the previous profits, but only to the extent such profits were included in the NWO consolidated return. To the extent a tax benefit for a loss has not been previously allowed, and Oceanic has profits in a future year which falls within the period to which, on a stand-alone basis, the prior tax loss could be carried forward under United States tax rules, the benefit of the loss will be included in the provision to the extent the loss would provide a tax benefit on a stand-alone basis.

Because it cannot be accurately determined when Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the year ended December 31, 2003.

The foreign tax credit carryforwards of Oceanic from taxable periods prior to April 2, 2003 can only be used to reduce the taxes on Oceanic’s foreign source income. Because it cannot be accurately determined when Oceanic will have foreign source taxable income, a valuation allowance was provided against the entire deferred income tax asset attributable to the foreign tax credit carryforward from years prior to April 2, 2003.

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

Cash Flow

Cash used in operating activities during the years ended December 31, 2003 and 2002 was $1,747,836 and $2,176,221, respectively. Ongoing legal and professional fees associated with the litigation and the application for an Expansion of Seabed Concession in East Timor has required substantial expenditures. During the years ended December 31, 2003 and 2002, respectively, Oceanic incurred expenses of $1,640,606 and $1,412,994 related to legal and commercial activities in Australia and the Timor Gap area. These costs are included in exploration expenses resulting in an increase over what exploration expenses have been historically. Legal and consulting costs attributable to the United States lawsuit will continue to be charged to exploration expenses in 2004. Accordingly, until we obtain a final judgment or settlement of the lawsuit filed in United States Federal District Court, or achieve recognition of our rights by the government in East Timor, exploration expenses (and cash requirements) will continue to be high.

During the years ended December 31, 2003 and 2002, operations of the employment agency in San Diego, California, produced a net loss of approximately $293,820 and $569,643, respectively. The 2003 loss was through June 30, 2003 when the division was sold. This resulted in cash used in operating activities of $54,925 and $628,237 respectively. The sale of the employment agency division generated $504,721 in additional cash, net of sales expenses.

Management Fee Revenue

	2003		2002
San Miguel Valley Corporation	$276,645	49%	$180,000	27%
Cordillera Corporation	276,645	49%	360,000	53%
Points Four World Travel, Inc.	739	0%	1,782	0%
Global Access Telecommunications, Inc.	0	0%	134,130	20%
Harvard International Resources, Ltd.	7,500	2%	0	0%

Total Management Fee Revenue	$561,529		$675,912

Cash earned from management fees decreased by $114,383 from 2002 to 2003. Oceanic received $276,645 in 2003 for services provided to San Miguel, pursuant to management agreements. The revenue received from San Miguel increased approximately $8,000 per month during 2003 as a result of increased management services, the hiring of an additional staff member and increased costs under the management contract. The monthly management fee from Cordillera was reduced in 2003 by approximately $7,000 per month because of reduced personnel time. A new consulting agreement for exploration and consulting services between Petrotimor and HIRL was signed in the fourth quarter of 2003. The additional reduction in revenue from management fees was a result of services ending to Global Access in the amount of $134,130. Because the level of service is dependent upon the needs of the corporation and available employees, it is normal to see fluctuations from year to year. The Company’s Chairman of the Board and Chief Executive Officer is affiliated with each of these corporations. See “Item 11 Certain Relationships and Related Transactions.” Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense.

Oceanic Exploration had working capital of $424,005, including $1,364,240 in cash and cash equivalents at December 31, 2003. This compares with working capital of $2,075,663, including $2,662,281 in cash and cash equivalents at December 31, 2002. At this current level of cash expenditures, the Company will need new sources of additional funding by the end of the first half of 2004. In March 2004, Oceanic executed a revolving line of credit/promissory note with NWO in an amount not to exceed $2,000,000, at an interest rate of 2% over prime rate with payment in full to be received within one year of the original loan date. The Company believes that together with cash on hand at December 31, 2003 and operating cash generated in 2004, the proceeds from the line of credit will be sufficient to fund operations beyond December 31, 2004. The Company is also evaluating other potential financing sources for long term capital.

Results of Operations

The 17% decrease in management fees revenue from the year ended December 31, 2003 compared to the year ended December 31, 2002 was mostly due to the termination of services to Global Access.

Costs and expenses for the year ended December 31, 2003 increased $302,075 or 11% in total compared to costs and expenses for the year ended December 31, 2002. Ongoing legal and professional fees, charged to exploration expense, were primarily associated with the litigation regarding East Timor and totaled $1,763,711 during the year ended December 31, 2003. This compares to $1,427,681 during the year ended December 31, 2002. This was an increase of approximately 24%. Professional fees included investigation costs charged by consultants. Legal fees included the reserve of the restricted cash deposit and the additional accrual estimated to cover defendant’s legal fees in the Australian High Court case. These costs are included in exploration expenses and make up the majority of such costs.

Amortization and depreciation for the year ended December 31, 2003 were virtually unchanged from 2002.

Total general and administrative costs for the year ended December 31, 2003 decreased by $33,924, or 3%, from the year ended December 31, 2002. The decrease was due to lower salary and benefit costs and a reduction in other overhead costs wherever possible. These reductions were offset by the payment of Value Added Tax to Portugal in the amount of $27,472 for the fiscal years of 2000 through 2003.

Other income and expense for the year ended December 31, 2003 changed dramatically from 2002. The net change went from a total expense of $34,265 in 2002 to income of $21,845 in 2003. That change was mostly attributable to new investment strategies on the existing cash accounts resulting in $14,027 of investment income, plus foreign currency gains of $7,406 on oversea deposits. Interest income increased by $5,221 from 2002 because of new investment strategies, even though cash balances declined and interest rates remained low. Interest and financing costs for 2003 were related to the finance charges on the capitalized lease for the office copier. These were virtually unchanged from 2002.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per this Interpretation, but are subject to the disclosure requirements. Oceanic has no guarantees requiring disclosures in these financial statements. The adoption of the fair value provisions of this Interpretation did not have a material impact on Oceanic’s financial position or results of operations for the year ended December 31, 2003.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. This statement requires the recognition of a cumulative effect of a change in accounting transition adjustment for financial instruments existing at the adoption date. Oceanic adopted this Statement on July 1, 2003, as required. The adoption of SFAS No. 150 did not have a material impact on Oceanic’s financial position or results of operations.

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

Oceanic adopted this Interpretation beginning July 1, 2003, as required. The adoption of FIN No. 46 did not have a material impact on Oceanic’s financial position or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies accounting for derivatives and hedging based on decisions made regarding various implementation issues associated with SFAS No. 133. This Statement is effective for contracts entered into or modified after December 31, 2003 and should be applied prospectively, with the exception of certain transactions. The adoption of this statement did not materially impact Oceanic’s financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2003 and 2002

(With Independent Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Oceanic Exploration Company

We have audited the accompanying consolidated balance sheets of Oceanic Exploration Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oceanic Exploration Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Cleveland, Ohio
March 9, 2004

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2003	December 31, 2002
Assets
Cash and cash equivalents, unrestricted (note 2)	$1,364,240	$2,662,279
Due from affiliates	63,265	9,295
Accounts receivable — miscellaneous	—	181,765
Prepaid expenses and other	32,983	21,574

Total current assets	1,460,488	2,874,913

Oil and gas property interests, full-cost method of accounting (note 8)	39,000,000	39,000,000
Less accumulated amortization, depreciation, and impairment allowance	(39,000,000)	(39,000,000)

	—	—

Furniture, fixtures, and equipment	79,728	79,728
Less accumulated depreciation	(54,520)	(42,447)

	25,208	37,281
Restricted cash (note 11)	—	186,629
Other noncurrent assets
Assets of discontinued division held for sale (note 3)	—	893,098

Total assets	$1,485,696	$3,991,921

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$66,265	$107,273
United Kingdom taxes payable, including accrued interest (note 11)	650,946	568,394
Accrued expenses	434,190	123,613

Total current liabilities	1,151,401	799,280
Other non-current liabilities	11,252	14,148
Liabilities of discontinued division held for sale (note 3)	—	140,483

Total liabilities	1,162,653	953,911

Stockholders’ equity:
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 50,000,000 shares issued and outstanding 30,916,154 shares	1,932,259	1,932,259
Capital in excess of par value	1,847,241	1,847,241
Retained deficit	(3,456,457)	(741,490)

Total stockholders’ equity	323,043	3,038,010

Commitments and contingencies (notes 5 and 11)
Total liabilities and stockholders’ equity	$1,485,696	$3,991,921

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2003 and 2002

	2003	2002
Revenue:
Management revenue — related parties (note 7)	$561,529	$675,912

	561,529	675,912

Costs and expenses:
Exploration expenses (note 5)	1,763,711	1,427,681
Amortization and depreciation	12,072	12,103
General and administrative	1,219,738	1,253,662

	2,995,521	2,693,446

Operating loss	(2,433,992)	(2,017,534)
Other income (expense):
Interest income	25,421	20,200
Interest and financing costs	(25,010)	(25,807)
Other	21,434	(28,658)

	21,845	(34,265)

Loss before income taxes	(2,412,147)	(2,051,799)
Income tax expense (note 6)	—	—

Net loss from continuing operations	$(2,412,147)	$(2,051,799)
Discontinued operations (note 3)
Loss from operations of discontinued temporary employment services division	(293,820)	(569,643)
Loss on disposal of discontinued temporary employment services division	(9,000)	—

Loss from discontinued operations	(302,820)	(569,643)

Net Loss	$(2,714,967)	$(2,621,442)

Basic and diluted loss per common share from continuing operations	$(0.078)	$(0.066)
Basic and diluted loss per common share from discontinued operations	$(0.010)	$(0.018)
Basic and diluted loss per common share	$(0.088)	$(0.085)
Weighted average number of common shares outstanding	30,916,154	30,916,154

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2003 and 2002

	2003	2002
Common stock and capital in excess of par value:
Balance, beginning of year	$3,779,500	$775,455
Common stock issued	—	3,004,045

Balance, end of year	$3,779,500	$3,779,500

Retained earnings:
Balance, beginning of year	$(741,490)	$1,879,952
Net loss	(2,714,967)	(2,621,442)

Balance, end of year	$(3,456,457)	$(741,490)

Total stockholders’ equity	$323,043	$3,038,010

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net loss from continuing operations	$(2,412,147)	$(2,051,799)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	12,072	12,103
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	127,795	18,180
Prepaid expenses and other assets	(11,409)	19,090
Other noncurrent assets, restricted cash	186,629	(1,122)
Increase (decrease) in accounts payable and due to affiliates	(41,008)	(261,907)
Increase in United Kingdom taxes payable, including accrued interest payable; and accrued expenses	393,128	101,822
Other noncurrent liabilities	(2,896)	(12,588)

Net decrease in cash from continuing operations	(1,747,836)	(2,176,221)

Cash flows from financing activities
Advances from Shareholder	—	400,000
Repayments to Shareholder	—	(400,000)
Proceeds from Rights Offering, net	—	3,004,045

Cash provided by financing activities	—	3,004,045
Proceeds from sale of temporary employment division, net	504,722	—
Net cash used for operations of temporary employment division	(54,925)	(628,237)

Net cash provided (used) from discontinued operations	449,797	(628,237)

Net increase (decrease) in cash	(1,298,039)	199,587
Cash at beginning of year	2,662,279	2,462,692

Cash at end of year	$1,364,240	$2,662,279

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

(1) Accounting Policies

(a)	General

Oceanic Exploration Company (Oceanic) was incorporated as a Delaware corporation in December 1968. With our subsidiaries, Oceanic International Properties Company (OIPC) and Petro Timor Companhia de Petroleos, SA (Petrotimor) collectively “the Company”, the Company historically has been engaged in the business of acquiring oil and gas concessions covering large blocks of acreage in selected locations around the world. The term “concession” means exploration, development and production rights with respect to a specific area. Rights may be created by agreement with a government, governmental agency or corporation. After the Company buys those rights, the Company conducts exploration activities on that property, including seismic and other geophysical evaluation and exploratory drilling where appropriate. The Company did not conduct any exploration activities and it did not receive any material revenue from oil and gas properties in 2003 or 2002. Oceanic is actively pursuing legal claims arising from the disputed oil and gas concession the Company has to acreage in the Timor Gap between East Timor and Australia.

Oceanic also provides management services to various entities with which the Company’s Chairman of the Board of Directors and Chief Executive Officer is affiliated. The Company provides:

•	Management, administrative and bookkeeping services to San Miguel Valley Corporation (San Miguel),

•	Management, administrative and professional services to Cordillera Corporation (Cordillera), and

•	Consulting services, including monitoring exploration and production activities on a world-wide basis to identify potential investment opportunities for Harvard International Resources Ltd. (HIRL).

Together, these management services provided substantially all of the Company’s total revenue in 2003 and 2002.

(b)	Consolidation Rules

The consolidated financial statements include the accounts of Oceanic, the wholly owned domestic subsidiary Oceanic International Properties Company, and the 99% owned foreign subsidiary Petro Timor Companhia de Petroleos, SA. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Capitalized costs less related accumulated amortization may not exceed the sum of (1) the present value of future net revenue from estimated production, computed using current prices, and costs and a discount rate of 10%; plus (2) the cost of producing properties not being amortized, if any; plus (3) the lower of cost or fair value of unproved properties included in costs being amortized; less (4) income tax effect related to differences in the book and tax basis of oil and gas properties. Any excess costs are recorded as additional depletion expense.

The Company’s offshore Greece oil and gas property interests represent a 15% net profit interest in such properties. The property was fully depleted for book purposes as of March 31, 1999.

(d)	Income Taxes

In evaluating the realizability of the net deferred tax assets, the Company takes into account a number of factors, primarily relating to the Company’s ability to generate taxable income. Where it is determined that it is likely that the Company is unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset.

On April 2, 2003, Cordillera sold 546,089 shares of Oceanic stock to NWO Resources (NWO). This sale of stock increased NWO’s ownership to 25,472,489 shares of Oceanic stock, resulting in 82.4% of total ownership in Oceanic. Because NWO owns more than 80% of Oceanic stock, Oceanic became includable in NWO’s consolidated tax return. NWO maintains tax-sharing agreements with the same provisions applicable to all subsidiaries included in NWO’s consolidated return.

Oceanic and NWO have executed that same tax-sharing agreement. Oceanic’s tax provision will be calculated using then-current statutory rates, on a stand-alone basis, and specifically estimating Oceanic’s book-tax differences, including its share of any difference that apply ratably to all subsidiaries. The provision will include a tax benefit from losses to the extent of the previous profits, but only to the extent such profits were included in the NWO consolidated return. To the extent a tax benefit for a loss has not been previously allowed, and Oceanic has profits in a future year which falls within the period to which, on a stand-alone basis, the prior tax loss could be carried forward under United States tax rules, the benefit of the loss will be included in the provision to the extent the loss would provide a tax benefit on a stand-alone basis.

Because it cannot be accurately determined when Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the year ended December 31, 2003.

The foreign tax credit carryforwards of Oceanic from taxable periods prior to April 2, 2003 can only be used to reduce the taxes on Oceanic’s foreign source income. Because it cannot be accurately determined when Oceanic will have foreign source taxable income, a valuation allowance was provided against the entire deferred income tax asset attributable to the foreign tax credit carryforward from years prior to April 2, 2003.

(e)	Earnings (Loss) Per Share

The earnings (loss) per share calculation is based on the weighted average number of common shares outstanding during the period.

(f)	Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company reviewed these estimates, including those related to the recoverability and useful lives of assets as well as liabilities for income taxes. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.

(g)	Revenue Recognition

The Company recognizes revenues from oil and gas interests as such revenues are earned, pursuant to contracts that provide for such interests. The Company recognizes management service revenues pursuant to contracts under which it provides management services to related parties. Management service revenues are recognized as such revenues are earned, in accordance with the related contracts. Such contracts generally provide for a monthly fee, which is charged for the work performed. The fee is calculated annually and readjusted at year-end.

(h)	Furniture, Fixtures, Equipment and Intangibles

Depreciation of furniture, fixtures and equipment is provided primarily using the straight-line method over the useful lives of the assets. Computers and computer equipment are depreciated over four years; office equipment is depreciated over seven years and office furniture over ten years.

The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In 2003, no events or circumstances occurred that resulted in an impairment charge or warranted a revision of the remaining useful lives of any of these assets.

(i)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity date of three months or less to be cash equivalents.

(j)	Reclassifications

Certain amounts recorded in prior periods have been reclassified to conform to current period presentation. This is especially relevant to financial data reported for the employment division. For this report, financial data for the sold division, Alliance Employment Services, is reported as discontinued operations according to SFAS No. 144, “Accounting for the Impairment of Disposal or Long-Lived Assets”. In years prior to the sale, financial data for Alliance Employment Services was included in operations and identified separately in the segmental reporting.

(2) Cash Requirements

The Company had a working capital of $309,087 including $1,364,240 in cash and cash equivalents at December 31, 2003. This compared with working capital of $2,075,663 including $2,662,281 in cash and cash equivalents. At the current level of cash expenditures, the Company will need new sources of additional funding by the end of the first half of 2004. In March 2004, Oceanic executed a revolving line of credit/promissory note with NWO in an amount not to exceed $2,000,000, at an interest rate of 2% over prime rate with payment in full to be received within one year of the original loan date. The Company believes that together with cash on hand at December 31, 2003 and operating cash generated in 2004, the proceeds from the line of credit will be sufficient to fund operations beyond December 31, 2004. The Company is also evaluating other potential financing sources for long term capital.

(3) Discontinued Operations — Sale of Alliance Employment Services Division

On June 30, 2003, Oceanic sold the assets comprising the Alliance Staffing Division, dba Alliance Employment Solutions (Alliance) to Cordillera. The assets sold included all furniture and equipment used by Alliance as well as Alliance’s accounts receivable, customer contracts, trade name and other intangibles. Cordillera paid approximately $514,000 in cash for the purchase of Alliance, valued at the net book value of Alliance at the close of business on June 30, 2003, as adjusted. Cordillera is obligated to pay additional amounts to Oceanic calculated as 25% of Alliance’s cumulative after-tax earnings through the period ending June 30, 2005. A combined federal and state income tax rate of 40% is assumed for the after-tax calculation.

Cordillera is a related company having some common elements of control with Oceanic. James N. Blue is Chairman of the Board of Directors and President of NWO Resources, Inc. Mr. Blue is also Chairman of the Board of Directors, President and indirect beneficial owner of a majority of the common stock of Cordillera, the major stockholder of NWO Resources, Inc. In addition, Mr. Blue serves as Chairman of the Board of Directors of Oceanic and was an “interested director” with respect to the sale of assets from Oceanic to Cordillera. Other Oceanic board members who may be deemed to be “interested directors” due to their relations with Mr. Blue and Mr. Blue’s affiliates are Mr. Charles N. Haas and Dr. John L. Redmond. The sale was approved at a special meeting of the Board of Directors of Oceanic on June 16, 2003. All of Oceanic’s directors who are not “interested directors” approved the sale after a review of the ongoing financial losses of Alliance and its negative impact on Oceanic’s cash flow.

Oceanic has accounted for the sale of the employment operations as discontinued operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The loss on the sale included closing costs from the transaction. The consolidated financial statements at December 31, 2002 have been restated to reflect the Alliance employment operations as a discontinued operation.

(4) Goodwill and Other Intangible Assets

All previously reported goodwill related to the purchase of Alliance was included in the assets of Alliance sold to Cordillera Corporation, a related company. The Company has no remaining goodwill or other intangibles subject to the provisions of SFAS No. 142 as of December 31, 2003 or 2002.

Oceanic also had recorded $150,000 related to non-compete agreements in connection with the acquisition of Alliance. These were being amortized on a straight-line basis over a period of 36 months, the term of the non-compete agreements. Amortization expense, which is included in the loss from operations of the discontinued employment services division, was $12,500 in 2003 and $50,000 in 2002. The agreements were fully amortized at March 31, 2003.

(5) Exploration Expenses

In 1974, Petrotimor, a 99% owned subsidiary, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million-acre area between East Timor and Australia in an area known as the “Timor Gap.” At that time Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976 Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.

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

The treaty created a Joint Authority that purported to grant and enter into production sharing contracts with various companies who have carried out exploration activities in the joint zone of cooperation. According to the 2003 Annual Report of ConocoPhillips Petroleum Company, ConocoPhillips and other participants in the production sharing contracts discovered gas and gas condensate in the Timor Gap area that we claim. Their drilling in 1995 confirmed that the discovery extended across two production sharing contract areas designated as the Bayu-Undan field. ConocoPhillips and other participants are developing this field in two phases. As reported by ConocoPhillips in the December 31, 2003 Form 10-K, the first phase is a gas-recycle project, where condensate and natural gas liquids will be separated and removed and the dry gas re-injected into the reservoir. This phase began production in February 2004, and is expected to average a net rate of 23,000 barrels of liquids per day from proved reserves. The second phase would involve the production, export and sale of the natural gas from the field, which would be transported by pipeline to Australia for domestic markets or liquefied for shipment elsewhere. Based on an article in Platts Oilgram News dated February 17, 2004, the second phase of the project is scheduled to start production in 2006.

According to the 2000 Annual Report of Petroz N.L., which was acquired by ConocoPhillips in December 2000, there are proven reserves of 297 million barrels of condensate and natural gas liquids and 2.7 trillion cubic feet of gas in the Bayu-Undan field alone, with another 107 million barrels and .7 trillion cubic feet possible.

A portion of the area known as Greater Sunrise, which includes the Sunrise, Sunset and Troubadour areas, is also within the Timor Gap area claimed by Petrotimor and has substantial potential gas reserves. Woodside Energy Limited estimated reserves of 9.16 trillion cubic feet of gas in the Greater Sunrise Fields in November 2000. However, there can be no assurance that such amounts can be produced or recovered at an economical price. Oceanic estimates that approximately twenty percent (20%) of these reserves are located on our Timor Gap concession.

On March 6, 2003 the Australian Parliament ratified the Timor Sea Treaty governing oil and gas projects in the Joint Development Area between Australia and East Timor. In addition an Australian senior official and Timorese ministers in Dili initialed the Sunrise International Unitization Agreement (“IUA”) and a related memorandum of understanding on fiscal issues. Published reports indicate that the IUA states that Australia and East Timor have overlapping maritime claims in the Timor Sea, and that the current boundaries are not permanent. It is uncertain, when if ever, these overlapping maritime claims will be resolved.

Commercial Opportunity in East Timor. The Company submitted an application for an Expansion of Seabed Concession to the transitional government of East Timor in October 2001 requesting that Petrotimor’s 1974 concession area be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. The Company believes that East Timor is entitled, under international law, to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations Convention on the Law of the Sea. Oceanic believes that by so doing, East Timor could acquire jurisdiction over hydrocarbon reserves containing approximately 12 trillion cubic feet of natural gas and associated condensate based upon the Petroz N. L. and Woodside information discussed above.

Neither the transitional government, nor the new East Timor government that took effect on May 20, 2002 has recognized the Company’s concession in East Timor. The Company submitted an application for an Expansion of Seabed Concession to the transitional government in East Timor and received no formal response acknowledging the application. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a “senior East Timor government official” stating that the government does not recognize this concession. Oceanic has not been officially advised of the status of the application or if the new East Timor government is even considering it. A formal response may never be issued, or the Company could receive an unfavorable response. Unless there is a change in the current government in East Timor, it is unlikely that the Company will pursue the application further.

If the government were to recognize the concession and grant the application, it would expand the 1974 Petrotimor concession to correspond with the offshore area over which East Timor is entitled to claim sovereign rights under international law. The Company sponsored a seminar in East Timor in 2001 for the purpose of explaining appropriate maritime boundaries under applicable international law and the resulting benefits to East Timor if such boundaries are enforced.

On February 3, 2003, the Federal Court of Australia issued an adverse decision in Petrotimor v. Commonwealth of Australia. The Federal Court ruled that it lacked the jurisdiction to hear the claims made by Oceanic and Petrotimor, other than those relating to misuse of confidential information. The joint decision determined that, although the claims appeared arguable, the 1906 decision of the High Court in Potter v The Broken Hill Proprietary Company Pty Ltd (1906) 3 CLR 479 bound the Federal Court to uphold the principal that an Australian Court could not determine litigation where a relevant issue was the validity of an act of a foreign sovereign government, in this case said to be the grant by Portugal of the concession to Petrotimor. On May 6, 2003, the Federal Court also ruled that it lacked jurisdiction relating to claims of misuse of confidential information.

The High Court of Australia previously suggested (as late as March 2002) that the Court, in an appropriate case, could reconsider the decision in Potter. Accordingly, the Company sought special leave in 2003 to appeal to the High Court. These appeals were discontinued on February 6, 2004 when the Company determined that the most appropriate venue, under the circumstances, would be in the United States. The Federal Court’s decisions to dismiss the underlying actions without prejudice were therefore allowed to stand.

During the years ended December 31, 2003 and 2002 respectively, the Company incurred expenses of $1,640,606 and $1,412,994 related to legal, consulting and commercial activities in Australia and the Timor Gap area. These expenses have been recorded as exploration expenses in the accompanying statements, and will continue to be recorded in the same manner in 2004.

Pending Litigation. On March 1, 2004, Oceanic and Petrotimor filed a Complaint in the United States District Court for the District of Columbia. Oceanic and Petrotimor, as plaintiffs, brought this action to redress the harm caused by the defendants’ (collectively including ConocoPhillips, Inc. and designated subsidiaries, the Timor Sea Designated Authority for the Joint Petroleum Development Area, the Timor Gap Joint Authority for the Zone of Cooperation, PT Pertamina and BP Migas) theft, misappropriation and conversion of oil and gas resources within the Company’s 14.8 million-acre Timor Gap concession.

The Complaint describes violations of the following United States statutes: Racketeer Influenced Corrupt Organizations Act (RICO), the Lanham Act and the Robinson-Patman Act. The Complaint seeks damages of at least $10.5 billon from the defendant, also citing unjust enrichment, unfair competition, and intentional interference with the contract and with prospective economic advantage. Based upon the RICO and anti-trust claims, Oceanic and Petrotimor seek to recover treble damages, reasonable attorneys’ fees and punitive damages.

The Company understands that pursuing this lawsuit to its fullest extent in 2004 could take substantial time of company personnel and substantial expense of company resources.

(6) Income Taxes

Income tax benefit (expense) consists of the following:

	2003	2002
Current:
U.S. federal	$—	$—
U.S. state	—	—

Total current income tax expense	—	—
Deferred:
U.S. federal	889,455	297,707
Increase in valuation allowance	(889,455)	(297,707)
Total deferred income tax expense	—	—

Total income tax expense	$—	$—

The reconciliation between tax expense computed by multiplying pretax income by the U.S. federal statutory rate of 34% and the reported amount of income tax benefit (expense) is as follows:

	2003	2002
Computed at the U.S. statutory rate	$923,089	$891,290
Increase in the valuation allowance	(889,455)	(297,707)
Foreign exploration expenses not deducted for tax purposes	(31,934)	(565,025)
Adjustment of taxes provided in prior years and other, net	(1,700)	(28,558)

Income tax benefit (expense)	$—	$—

The Company carried back the loss generated in fiscal 2001 for a refund of taxes paid for fiscal year 2000 and accordingly had recorded $177,193 as a receivable that was included in miscellaneous accounts receiveable at December 31, 2002.

At December 31, 2003 and 2002, significant components of deferred tax assets and liabilities (excluding foreign tax credits) are as follows:

	2003	2002
Deferred tax assets (liabilities), net:
Net operating loss carryforward	$1,094,793	$296,101
Oil and gas properties, principally due to differences in depreciation and depletion and impairment	152,511	152,511
Goodwill amortization	—	(1,191)
Intangible assets amortization	—	37,400
Reserve for Australian litigation expenses	127,500	—
Other	20,311	20,839

	1,395,115	505,660
Valuation allowance	$(1,395,115)	$(505,660)

The deferred tax assets at December 31, 2003, for which a valuation allowance has been recorded, will be recognized when their realization is more likely than not. The Company generated a net operating loss benefit of $798,692 for the year ended December 31, 2003 for which it has recorded a valuation allowance due to the uncertainty as to when such a loss could be utilized.

(7) Related Party Transactions

Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel, a real estate company. Oceanic also provides management, professional and administrative services to Cordillera, a holding company. Oceanic’s management is responsible for the day-to-day management of subsidiaries of Cordillera. Starting in the third quarter of 2003, the subsidiary, Petrotimor, began providing exploration and consulting services to HIRL, a related company. This contract differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month. These contracts for management services have no contractual end date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring sixty days termination notice. James N. Blue, the Chairman of the Board of Directors and Chief Executive Officer is affiliated with each of these corporations and all these companies are related parties.

Oceanic also provided bookkeeping and tax return services to Points Four World Travel, Inc., a holding company, until those services were terminated at March 31, 2003.

Management Fee Revenue

	2003		2002
San Miguel Valley Corporation	$276,645	49%	$180,000	27%
Cordillera Corporation	276,645	49%	360,000	53%
Points Four World Travel, Inc.	739	0%	1,782	0%
Global Access Telecommunications, Inc.	0	0%	134,130	20%
Harvard International Resources, Ltd.	7,500	1%	0	0%

Total Management Fee Revenue	$561,529		$675,912

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% mark up on that total to cover the administrative expense. This charge is calculated annually and readjusted at year-end. All expenses are billed at cost. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.

Through August 31, 2002, Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, performed management services for Global Access Telecommunications, an Internet access service provider, which accounted for approximately 4% of total revenue for 2002. Those relationships were terminated by mutual agreement on September 1, 2002 when Oceanic no longer performed management services for Global Access, nor employed Karsten Blue.

Currently, Karsten Blue, an employee of Cordillera, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a Service Agreement with Cordillera. This contract, as amended, states that Oceanic compensates and reimburses Cordillera for Karsten Blue’s services at the rate of $1,298 per week, not to exceed $67,470 per year, and for any out-of-pocket business expenses incurred in connection with these activities. These business expenses were immaterial in 2003 and 2002.

Oceanic contributes amounts to a defined contribution pension plan and a 401(k) plan administered by Cordillera. The Company makes contributions to these plans in accordance with the respective plan documents. During the years ended December 31, 2003 and 2002, the Company recorded expense of $83,567 and $92,775, respectively under these plans.

Oceanic currently leases office space at 7800 East Dorado Place, Suite 250, Englewood, CO 80111 from Sorrento West Properties, Inc., a company indirectly owned and controlled by James N. Blue and his family. The Company believes that, with respect to the lease, it obtained terms no less favorable than those that could have been obtained from unrelated parties in arms-length transactions. The lease was entered into on September 1, 2000 and expires on August 31, 2005. Under the terms of the lease, Oceanic leases 4,990 square feet of space at an annual cost of $18.00 per square foot for the first three years of the lease and $18.50 per square foot for the final two years of the lease. The lease provides for additional rent to cover the tenant’s pro-rata share of insurance, taxes, common area maintenance and other charges. This maintenance charge is subject to change annually.

Rent expense for the years ended December 31, 2003 and 2002 was $90,652 and $89,820. The lease obligation for the Alliance employment division was sold with the operations on June 30, 2003. Future minimum lease payments under non- cancelable operating leases for office space are as follows:

Years ended December 31:
2004	$92,093
2005	92,315

$184,408

(8) Supplemental Financial Data — Oil and Gas Producing Activities

The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, Disclosure about Oil and Gas Producing Activities (SFAS No. 69).

a)	Disclosures About Capitalized Costs and Costs Incurred

Oceanic is not currently conducting exploration activities other than litigation activities and the application to expand the East Timor concession. The Company is actively pursuing legal claims to protect the disputed oil and gas concession the Company has in the Timor Gap between East Timor and Australia. Except for the Greek properties included below, no currently held concessions have been developed into operational oil or gas fields. Capitalized costs related to oil and gas-producing activities are as follows:

	2003	2002
Proved properties (foreign)	$39,000,000	$39,000,000
Accumulated amortization, depletion and impairment allowance	(39,000,000)	(39,000,000)

	$—	$—

Costs recorded as exploration expense are primarily related to litigation activities and the application to expand the East Timor concession (see Note 5). For the years ended December 31, 2003 and 2002, Oceanic recorded exploration costs as follows:

	2003	2002
Exploration Expense (primarily legal and consulting fees)	$1,763,711	$1,427,681

(9) Information Concerning Business Segments

Oceanic previously operated in two business segments, oil and gas exploration and employment operations. The oil and gas exploration activities have generally consisted of exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of, and any revenue from, a discovery. For various reasons, Oceanic has not been able to participate in exploration and development of any of their concessions since 1994.

On June 30, 2003, Oceanic sold the employment operations which provided services consisting of executive search, professional and technical placement, human resources consulting, site management and contract staffing to companies primarily in the San Diego, California area. As a result of the disposition of the employment operations, the Company’s continuing operations consist of one operating segment. Accordingly, no segment information has been presented for the years ended December 31, 2003 and 2002.

(10) Significant Customers

As of December 31, 2003, Oceanic had accounts receivable only from related parties. Accordingly, there were no unrelated customers who were considered to be significant at that time.

(11) Commitments and Contingencies

Prior to 1985, Oceanic had subsidiaries operating in the United Kingdom. During 1985, the subsidiaries disposed of an interest in a license. Oceanic has been advised that there may be taxable capital gains resulting from the transaction. Review of UK tax law indicated that there does not appear to be a statute of limitations with respect to tax liability and collection of taxes. The Company has accrued the estimated capital gains tax liability and continues to accrue interest on that liability.

As part of the Australian High Court litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of December 31, 2003 the Company had $259,572 ($346,568 Australian dollars) on deposit with ANZ Bank as collateral for the Guarantees. These funds are designated as restricted cash. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. Accordingly, this balance has been fully reserved against those legal charges. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the court. The Company estimated that the amount will be a minimum of $375,000 ($500,000 in Australian dollars). Accordingly, the Company has reserved an additional amount to cover the estimated full liability.

In addition, the Company may be involved from time to time in various claims and lawsuits incidental to its business. In the opinion of Oceanic’s management, no claims or lawsuits exist at December 31, 2003 that will result in a material adverse effect on the financial position or operating results of the Company.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(c) and 15d-15(c) which includes inquiries made to certain other of our employees.

Based on that evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to any material information relating to the Company, including its consolidating subsidiaries, that must be included in the Company’s periodic SEC filings.

In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the members of the Board of Directors and our executive officers, and sets forth the position with Oceanic Exploration held by each:

Name	Age	Position
James N. Blue	68	Director, Chairman of the Board and Chief Executive Officer
Charles N. Haas	66	Director and President
John L. Redmond	76	Director and Vice President, International Exploration
Gene E. Burke, M.D.	74	Director
Sidney H. Stires	74	Director
Janet A. Holle	52	Vice President/Secretary
Courtney Cowgill	50	Treasurer and Chief Financial Officer

Directors hold these positions until their respective successors are elected and qualified. The current directors, except for Dr. John L. Redmond, were elected in 1982 and no meeting of the stockholders has been held since that date. Dr. Redmond was appointed in 1994 by the remaining directors to fill a vacancy on the Board of Directors. There is no audit committee of the Board of Directors for 2003, so the Board of Directors is fulfilling that role. The Board of Directors is expecting to continue to act as the audit committee for 2004.

James N. Blue. Mr. Blue has been a director and officer since 1981. He has also been Chairman of the Board of Directors of General Atomic Technologies Corporation in San Diego, California, President and a director of NWO Resources, Inc. and Chairman of the Board of Directors and President of Cordillera for more than the last five years.

Charles N. Haas. Mr. Haas has been a director and officer since 1981. He has also been a director and vice president of Cordillera for more than the last five years. Mr. Haas has also been a director and President of San Miguel Valley Corporation for more than the last five years.

John L. Redmond. Dr. Redmond has been a director since 1994. He has been Vice President, International Exploration since 1990.

Gene E. Burke, M.D. Dr. Burke has been a director since 1972. He has been a physician in sole practice in Houston, Texas for in excess of the last five years.

Sidney H. Stires. Mr. Stires has been a director since 1980. During that time Mr. Stires was the President of Stires & Co., Inc., an investment banking company in New York, NY. Mr. Stires retired in 2002.

On August 11, 1998, an SEC Administrative Judge entered an order finding that Stires & Co., Inc., and Sidney H. Stires willfully violated, and willfully aided and abetted the violation by certain promoters, the antifraud provision of the Federal Securities laws. The Judge further found that Stires & Co., Inc. failed to supervise its employees as required by Federal Securities law in connection with the proposed sale of non-existent securities known as “Euro-GICs.” A civil penalty of $300,000 was imposed on Stires & Co., Inc. and a civil penalty of $100,000 was imposed on Mr. Stires. In addition, Mr. Stires was suspended from activity as a securities dealer for 90 days. Mr. Stires paid the $100,000 civil penalty and has served his suspension. On June 24, 1999, the Commission issued an order reducing the $300,000 civil penalty to Stires & Co., Inc. to $150,000 and otherwise declaring the decision final.

Janet A. Holle. Ms. Holle has been an officer since 1987.

Courtney Cowgill. Ms. Cowgill joined Oceanic as Chief Financial Officer and Treasurer in May, 2003. Ms. Cowgill has more than 25 years of accounting experience, including 3 years of experience as an auditor with a national accounting firm. She has served in Internal Audit Manager, Controller and CFO positions for the last 20 years. Ms. Cowgill holds an active CPA license in the State of Colorado.

Directors Dr. Gene Burke and Mr. Sidney H. Stires are independent with respect to Oceanic, its operations and related parties, as independence is defined for NASDAQ companies. The Company does not believe that any of its independent directors qualify as audit committee financial experts. The Company believes that the limited nature of the Company’s current business activities does not require the additional oversight of an audit committee financial expert at this time. The lack of an audit committee financial expert may hinder the ability of the independent directors to detect any weaknesses in the Company’s financial controls or procedures or any improper financial activities of the Company.

Code Of Ethics For Directors, Management And Employees

The Board of Directors adopted a Code of Ethics that applies to its directors, financial officers and other employees. The Code is filed as an exhibit to the 2003 Form 10-KSB.

Securities Trading Policy/Timely Reporting Of Events

The Board of Directors adopted a Stock Trading Policy that applies to its directors, management, employees and other “insiders”. The Policy is filed as an exhibit to the 2003 Form 10-KSB.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to it, the Company believes that all such filing requirements were complied with by its directors and officers, with the following exception:

During 2003, Mr. Stires purchased 22,031 shares in custodial accounts for his minor grandchildren. This purchase, along with 15,825 shares received as a gift will be reported on a Form 5.

ITEM 10. EXECUTIVE COMPENSATION

The following information summarizes compensation paid to James N. Blue, Chief Executive Officer and Charles N. Haas, President.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long Term Compensation
						Awards		Payouts
							Securities
					Other		Under-
					Annual		lying		All Other
					Compen-	Restricted	Options/	LTIP	Compen-
Name and Principal	Fiscal	Salary		Bonus	sation	Stock	SARS(#)	Payouts	sation
Position	Year	($)		($)	($)	($)	($)	($)	($)
James N. Blue,	2003	60,000	[1]
Chairman of the	2002	60,000	[1]
Board and CEO	2001	60,000	[1]
Charles N. Haas,	2003	175,000	[2]						26,016 [3]
President	2002	175,000	[2]						26,136 [3]
	2001	175,000	[2]	1,300					24,461 [3]

1 Monthly officer’s fee of $5,000.

2 A portion of the salary and other compensation paid to Mr. Haas has been reimbursed based on cost sharing arrangements with other companies. See “Certain Relationships And Related Transactions-Management Agreements.”

3 Oceanic Exploration is a participant in the Cordillera and Affiliated Companies Money Purchase Pension Plan and 401(k) Plan, covering all qualified employees of Oceanic Exploration. The pension plan is a non-contributory defined contribution plan. Oceanic Exploration contributions to this plan are based on 6% of total compensation not exceeding the limit established annually for the Federal Insurance Contribution Act (FICA) and 11.7% of compensation in excess of this limit. Vesting begins after two years of service at a rate of 20% annually with full vesting subsequent to six years of service or upon retirement, death or permanent disability. The 401(k) plan provides for discretionary employee contribution of up to 12% of annual pre-tax earnings, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code. Oceanic Exploration is required to match contributions to the extent of 6% of annual employee compensation.

Members of the Board of Directors who are not employees of Oceanic Exploration or any of its affiliates receive directors’ fees of $500 per month. Members of the Board of Directors who are employees do not receive directors’ fees. Mr. Blue receives a monthly fee of $5,000 for services as an officer of Oceanic Exploration.

Oceanic has no material employment contracts at this time.

Oceanic has no compensation committee. James N. Blue and Charles N. Haas participated in all deliberations concerning executive officer compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2003 there were issued and outstanding 30,916,154 shares of common stock, which is Oceanic’s only outstanding class of voting securities. Holders of common stock are entitled to one vote per share on each matter upon which stockholders may be entitled to vote.

The following table sets forth information regarding shares of common stock beneficially owned as of March 1, 2004 by (i) each person known by us to beneficially own 5% or more of the outstanding common stock, (ii) by each director, (iii) by each person named in the summary compensation table and (iv) by all officers and directors as a group.

		Nature of
Names and Addresses of Officers,	Amount of Common	Beneficial
Directors and Principal Stockholders	Stock	Ownership	Percentage of Class
NWO Resources, Inc.[1] c/o Samuel C. Randazzo 21 E. State Street, Suite 1700	25,472,489	Sole voting and investment power	82.4%
Columbus, OH 43215
Cordillera Corporation[1] 7800 E. Dorado Place, Suite 250	289	Sole voting and investment power	Less than 1%
Englewood, CO 80111
James N. Blue[1,3] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None	[1,2]	N/A
Charles N. Haas[2,3] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None	[3]	N/A
Sidney H. Stires[3] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	282,601	[4]	Less than 1%
Gene E. Burke, M.D3 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	507	By spouse	N/A
John L. Redmond[3] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None		N/A
All Directors and Officers as a group (7 persons)	283,108	[1,2,3]	Less than 1%

1 Mr. Blue is Chairman of the Board of Directors and President of Cordillera, the major stockholder of NWO Resources, Inc., which owns 82.4% of our stock. Through affiliates, Mr. Blue indirectly beneficially holds a majority of the common stock of Cordillera, which owns an additional .001% of Oceanic’s stock. Mr. Blue is Chairman of the Board of Directors and President of NWO Resources, Inc.

2 Mr. Haas is a director and a vice president of Cordillera.

3 Director of Oceanic Exploration.

4 Of these shares, 244,745 shares are owned by Mr. Stires’s wife’s trust. 22,031 shares are held by Mr. Stires as a UGMA custodian for his minor grandchildren and 15,825 are owned by Mr. Stires.

There are no equity compensation plans in place for Directors, Officers or employees.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel, a real estate company. Oceanic also provides management, professional and administrative services to Cordillera, a holding company. Oceanic’s management is responsible for the day-to-day management of subsidiaries of Cordillera. Starting in the third quarter of 2003, Oceanic’s subsidiary, Petrotimor, began providing exploration and consulting services to HIRL, a related company. This contract differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month. These contracts for management services have no contractual end date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring sixty days termination notice. Our Chairman of the Board of Directors and Chief Executive Officer is affiliated with each of these corporations and each of these companies are related parties.

Oceanic also provided bookkeeping and tax return services to Points Four World Travel, Inc., a holding company, until those services were terminated at March 31, 2003.

Management Fee Revenue

	2003		2002
San Miguel Valley Corporation	$276,645	49%	$180,000	27%
Cordillera Corporation	276,645	49%	360,000	53%
Points Four World Travel, Inc.	739	0%	1,782	0%
Global Access Telecommunications, Inc.	0	0%	134,130	20%
Harvard International Resources, Ltd.	7,500	2%	0	0%

Total Management Fee Revenue	$561,529		$675,912

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% mark up on that total to cover the administrative expenses. This charge is calculated annually and readjusted at year-end. All expenses are billed at cost. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.

Through August 31, 2002, Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, performed management services for Global Access Telecommunications, an Internet access service provider, which accounted for approximately 4% of total revenue for 2002. Those relationships were terminated by mutual agreement on September 1, 2002 when Oceanic no longer performed management services for Global Access, nor employed Karsten Blue.

Currently, Karsten Blue, an employee of Cordillera, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a Service Agreement with Cordillera. This contract, as amended, states that Oceanic compensates and reimburses Cordillera for Karsten Blue’s services at the rate of $1,298 per week, not to exceed $67,470 per year, and for any out-of-pocket business expenses incurred in connection with these activities. These business expenses were immaterial in 2003 and 2002.

Employee Benefit Plans

Cordillera has a defined contribution pension plan and a 401(k) plan covering all qualified employees of Oceanic. The plans are not limited to officers and directors. Employees must be at least 21 years of age and have one year of service. Collective bargaining employees, nonresident aliens who receive no income from U.S. sources and leased employees are the only employees not eligible to participate. Contributions to the pension plan are based on a percentage of employee compensation ranging from 6% to 11.7%. Oceanic is required to match employee 401(k) contributions up to 6% of annual compensation. For the years ended December 31, 2003 and 2002, the Company recorded $83,567 and $92,775, respectively, as pension expense and 401(k) expense under these plans. Mr. Blue serves as Chairman of The Board of Directors and President of Cordillera. He is also the indirect beneficial owner of a majority of the common stock of Cordillera.

Lease of Office Space

Oceanic currently leases office space at 7800 East Dorado Place, Suite 250, Englewood, CO 80111 from Sorrento West Properties, Inc., a company indirectly owned and controlled by James N. Blue and his family. The Company believes that, with respect to the lease, it obtained terms no less favorable than those that could have been obtained from unrelated parties in arms-

length transactions. The lease was entered into on September 1, 2000 and expires on August 31, 2005. Under the terms of the lease, Oceanic leases 4,990 square feet of space at an annual cost of $18.00 per square foot for the first three years of the lease and $18.50 per square foot for the final two years of the lease. The lease provides for additional rent to cover the tenant’s pro-rata share of insurance, taxes, common area maintenance and other charges. This maintenance charge is subject to change annually.

General

All future affiliated transactions will be entered into with terms at least as favorable as could be obtained from unaffiliated independent third parties. Options, warrants or grants of stock will not be issued to officers, directors, employees, 5% shareholders or affiliates with an exercise price of less than 85% of the fair market value.

Tax Sharing Agreement

On April 2, 2003, Cordillera sold 546,089 shares of Oceanic stock to NWO Resources (NWO). This sale of stock increased NWO’s ownership to 25,472,489 shares of Oceanic stock, resulting in 82.4% of total ownership in Oceanic. Because NWO owns more than 80% of Oceanic stock, Oceanic became includable in NWO’s consolidate return. NWO maintains tax-sharing agreements with the same provisions applicable to all subsidiaries included in NWO’s consolidated return. Oceanic and NWO have now executed that same tax-sharing agreement.

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
Exhibit 99.1 of Form 8-K dated March 31, 2000

3.1	Certificate of Incorporation (including all amendments)	Exhibit 3 of the Report on Form 10-K for the year ended September 30, 1980 (SEC File No. 000-06540)

3.2	Bylaws (including all amendments)	Exhibit 3.1 of Form 8 (Amendment No. 1 to 10-K Report) date June 1, 1982 (SEC File No. 000-06540)

3.3	Form of Amended and Restated Certificate of Incorporation	Exhibit 3.3 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.1	Memorandum of Agreement dated June 30, 1976 between Oceanic Exploration Company and Denison Mines Limited	Exhibit 9.2 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.2	Letter Agreement dated July 28, 1976 amending Agreement of June 30, 1976	Exhibit 9.3 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.3	Amendment dated August 27, 1976 to Agreement of June 30, 1976	Exhibit 9.4 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.4	Management Agreement with Cordillera Corporation dated January 1, 2000	Exhibit 10.2 of the Report of Form 10-QSB for the quarter ended March 31, 2000

10.5	Management Agreement with San Miguel Valley Corporation dated January 1, 2000	Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended March 31, 2000

Exhibit Number	Name of Exhibit	Location
10.6	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Alliance Services Associates, Inc.	Exhibit 99.2 of the Report of Form 8-K dated March 31, 2000

10.7	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Alliance Staffing Associates, Inc.	Exhibit 99.3 of the Report of Form 8-K dated March 31, 2000

10.8	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Karsten N. Blue	Exhibit 99.4 of the Report of Form 8-K dated March 31, 2000

10.9	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Linden P. Blue	Exhibit 99.5 of the Report of Form 8-K dated March 31, 2000

10.10	Office Building lease with Sorrento West Properties, Inc. dated September 1, 2000	Exhibit 10 of the Report on Form 10-QSB for the quarter ended September 30, 2000

10.12	Management Agreement with Points Four World Travel, Inc. dated April 1, 2001	Exhibit 10.1 of the Report on Form 10-QSB for the quarter ended June 30, 2002

10.13	Office Building Lease with Sorrento Square, LLC dated October 18, 2001	Exhibit 10.2 of the Report on Form 10-QSB for the quarter ended June 30, 2002

10.14	Concession Contract between the Portuguese Government (by the Minister for Overseas) and Petrotimor Companhia de Petroléos, S.A.R.L. dated December 11, 1974	Exhibit 10.14 of Form SB-2 filed August 19, 2002

10.15	Demand Promissory Note (Line of Credit) dated August 15, 2002	Exhibit 10.15 of Form SB-2 filed August 19, 2002

10.16	Farm-out Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.4 of the Report on Form 10-KSB for the year ended March 31, 1995

10.17	Letter Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.5 of the Report on Form 10-KSB for the year ended March 31, 1995

10.18	Letter of Indemnification with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.6 of the Report on Form 10-KSB for the year ended March 31, 1995

10.19	Participation Agreement among Oceanic Exploration Company and Mariah Energy, L.L.C. and Daniel R. Sommer dated September 5, 2000	Exhibit 10.19 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.20	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan amended and restated as of January 1, 2001	Exhibit 10.20 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.21	Cordillera and Affiliated Companies Money Purchase Pension Plan amended and restated as of January 1, 2001	Exhibit 10.21 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.22
Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001
Exhibit 10.22 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.23	Cordillera and Affiliated Companies Money Purchase Pension Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.23 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.24	Service Agreement between Oceanic Exploration Company and Cordillera Corporation dated September 1, 2002	Exhibit 10.24 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.25	Agreement of Purchase and Sale of Assets between Oceanic Exploration Company and Cordillera Corporation dated June 17th, 2003	Exhibit 1 of the Report for Form 8-K dated July 15, 2003

10.26	Consulting Agreement between Petro Timor Companhia de Petroleos, SA and Harvard International Resources, Ltd. dated October 1, 2003

Exhibit Number	Name of Exhibit	Location
10.27	Business Consultant Agreement between Petro Timor Companhia de Petroleos, SA and Dr. John L. Redmond dated October 1, 2003

10.28	Income Tax Accounting Agreement between NWO Resources and Oceanic Exploration Company dated October 1, 2003

10.29	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 9, 2004

31	Certification of President and Chief Financial Officer

32	Certification of President and Chief Financial Officer

99.1	Code Of Ethics For Directors, Management And Employees

99.2	Securities Trading Policy/Timely Reporting Of Events

(b) On February 9, 2004, the Company filed Form 8-K to report the withdrawal of the appeal to the High Court of Australia pertaining to the case filed by Oceanic and Petrotimor against the Commonwealth of Australia, the Joint Authority formed between Australia and Indonesia and subsidiaries of Phillips Petroleum companies operating within the Timor Gap area. The Company also reported the potential forfeiture of funds on deposit at ANZ Bank if the negotiations to retain these funds failed.

(c) On March 2, 2004, the Company filed Form 8-K to report that Oceanic filed suit against ConocoPhillips and Commercial Authorities established by the Governments of Australia, Indonesia And East Timor. This was filed in the United States District Court for the District of Columbia.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to Oceanic by Grant Thornton LLP and KPMG LLP for the years ended December 31, 2003 and 2002, were:

	2003	2002
Audit Services	$43,300	$30,000
All Other Services	0	0

Total	$43,300	$30,000

The audit fees for the year ended December 31, 2003 were for professional services rendered by both Grant Thornton LLP and KPMG LLP, since the Company dismissed KPMG as its independent auditors on February 19, 2003.

The $39,000 in fees billed for 2003 by Grant Thornton LLP was for professional services for the consent and review of financial statements included in the Company’s filings pursuant to the Securities Exchange Act of 1934. This was for the first, second and third quarters of 2003 and for the consent and review of financial statements by Grant Thornton included in the Company’s Form 10-KSB for December 31, 2002. This also included the consent and review of the 8-K filings for the sale of the Alliance Employment Division. An additional $4,300 was paid in 2003 to KPMG LLP for the predecessor auditor review.

All audit fees paid in 2002 were paid to KPMG LLP for consent and review of financial statements for the 3 quarters of 10-QSBs and the Company’s Form 10-KSB for December 31, 2001.

There were no other fees to report that would be included in the All Other Services category in the table above, as of December 31, 2003 and 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANIC EXPLORATION COMPANY
By:	/s/ Charles N. Haas
Charles N. Haas, President

Dated:	9 March 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
1. By the principal executive officer.
/s/ Charles N. Haas Charles N. Haas	President and Director	9 March 2004
2. By the principal financial officer and principal accounting officer.
/s/ Courtney Cowgill Courtney Cowgill	Treasurer and Chief Financial Officer	9 March 2004
3. By a majority of the board of directors.
/s/ James N. Blue James N. Blue	Chairman of the Board of Directors and Chief Executive Officer	9 March 2004
/s/ Charles N. Haas Charles N. Haas	President and Director	9 March 2004
/s/ John L. Redmond John L. Redmond	Vice President - International Exploration and Director	9 March 2004

EXHIBIT INDEX

Exhibit Number	Name of Exhibit	Location
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
Exhibit 99.1 of Form 8-K dated March 31, 2000

3.1	Certificate of Incorporation (including all amendments)	Exhibit 3 of the Report on Form 10-K for the year ended September 30, 1980 (SEC File No. 000-06540)

3.2	Bylaws (including all amendments)	Exhibit 3.1 of Form 8 (Amendment No. 1 to 10-K Report) date June 1, 1982 (SEC File No. 000-06540)

3.3	Form of Amended and Restated Certificate of Incorporation	Exhibit 3.3 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.1	Memorandum of Agreement dated June 30, 1976 between Oceanic Exploration Company and Denison Mines Limited	Exhibit 9.2 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.2	Letter Agreement dated July 28, 1976 amending Agreement of June 30, 1976	Exhibit 9.3 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.3	Amendment dated August 27, 1976 to Agreement of June 30, 1976	Exhibit 9.4 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.4	Management Agreement with Cordillera Corporation dated January 1, 2000	Exhibit 10.2 of the Report of Form 10-QSB for the quarter ended March 31, 2000

10.5	Management Agreement with San Miguel Valley Corporation dated January 1, 2000	Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended March 31, 2000

10.6	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Alliance Services Associates, Inc.	Exhibit 99.2 of the Report of Form 8-K dated March 31, 2000

10.7	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Alliance Staffing Associates, Inc.	Exhibit 99.3 of the Report of Form 8-K dated March 31, 2000

10.8	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Karsten N. Blue	Exhibit 99.4 of the Report of Form 8-K dated March 31, 2000

10.9	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Linden P. Blue	Exhibit 99.5 of the Report of Form 8-K dated March 31, 2000

10.10	Office Building lease with Sorrento West Properties, Inc. dated September 1, 2000	Exhibit 10 of the Report on Form 10-QSB for the quarter ended September 30, 2000

10.12	Management Agreement with Points Four World Travel, Inc. dated April 1, 2001	Exhibit 10.1 of the Report on Form 10-QSB for the quarter ended June 30, 2002

10.13	Office Building Lease with Sorrento Square, LLC dated October 18, 2001	Exhibit 10.2 of the Report on Form 10-QSB for the quarter ended June 30, 2002

10.14	Concession Contract between the Portuguese Government (by the Minister for Overseas) and Petrotimor Companhia de Petroléos, S.A.R.L. dated December 11, 1974	Exhibit 10.14 of Form SB-2 filed August 19, 2002

10.15	Demand Promissory Note (Line of Credit) dated August 15, 2002	Exhibit 10.15 of Form SB-2 filed August 19, 2002

10.16	Farm-out Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.4 of the Report on Form 10-KSB for the year ended March 31, 1995

10.17	Letter Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.5 of the Report on Form 10-KSB for the year ended March 31, 1995

10.18	Letter of Indemnification with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.6 of the Report on Form 10-KSB for the year ended March 31, 1995

10.19	Participation Agreement among Oceanic Exploration Company and Mariah Energy, L.L.C. and Daniel R. Sommer dated September 5, 2000	Exhibit 10.19 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.20	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan amended and restated as of January 1, 2001	Exhibit 10.20 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.21	Cordillera and Affiliated Companies Money Purchase Pension Plan amended and restated as of January 1, 2001	Exhibit 10.21 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.22
Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001
Exhibit 10.22 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.23	Cordillera and Affiliated Companies Money Purchase Pension Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.23 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.24	Service Agreement between Oceanic Exploration Company and Cordillera Corporation dated September 1, 2002	Exhibit 10.24 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.25	Agreement of Purchase and Sale of Assets between Oceanic Exploration Company and Cordillera Corporation dated June 17th, 2003	Exhibit 1 of the Report for Form 8-K dated July 15, 2003

10.26	Consulting Agreement between Petro Timor Companhia de Petroleos, SA and Harvard International Resources, Ltd. dated October 1, 2003

10.27	Business Consultant Agreement between Petro Timor Companhia de Petroleos, SA and Dr. John L. Redmond dated October 1, 2003

10.28	Income Tax Accounting Agreement between NWO Resources and Oceanic Exploration Company dated October 1, 2003

10.29	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 9, 2004

31	Certification of President and Chief Financial Officer

32	Certification of President and Chief Financial Officer

99.1	Code Of Ethics For Directors, Management And Employees

99.2	Securities Trading Policy/Timely Reporting Of Events