Form 10QSB
period 2004-03-31
OCEANIC EXPLORATION CO
filed 2004-05-14
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

     (Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

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

Shares outstanding at May 14, 2004 30,916,154	Common $.0625 Par Value

Transitional Small Business Disclosure Format (Check One)	YES ☐ NO ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
Consolidated Statements of Operations (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Notes To Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K
31 Certification of Principal Executive Officer and Principal Financial Officer
32 Certification Pursuant to 18 U.S.C Section 1350
SIGNATURES
Certification of CEO & CFO
Certification Pursuant to 18 U.S.C. Section 1350

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Cash and cash equivalents, unrestricted	$1,027,293	$1,364,240
Due from affiliates	48,269	63,265
Prepaid expenses and other	32,170	32,983

Total current assets	1,107,732	1,460,488

Oil and gas property interests, full-cost method of accounting	39,000,000	39,000,000
Less accumulated amortization, depreciation, and impairment allowance	(39,000,000)	(39,000,000)

	—	—

Furniture, fixtures, and equipment	79,728	79,728
Less accumulated depreciation	(57,538)	(54,520)

	22,190	25,208
Restricted cash (note 4)	—	—

Total assets	$1,129,922	$1,485,696

Liabilities and Stockholders’ Equity
Accounts payable	$576,464	$66,265
United Kingdom taxes payable, including accrued interest	674,577	650,946
Accrued expenses	362,610	434,190

Total current liabilities	1,613,651	1,151,401
Other non-current liabilities	10,460	11,252

Total liabilities	1,624,111	1,162,653

Stockholders’ equity:
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 50,000,000 shares; issued and outstanding 30,916,154 shares	1,932,259	1,932,259
Capital in excess of par value	1,847,241	1,847,241
Retained deficit	(4,273,689)	(3,456,457)

Total stockholders’ (deficit) equity	(494,189)	323,043

Commitments and contingencies (notes 2, 4 and 5)
Total liabilities and stockholders’ equity	$1,129,922	$1,485,696

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Management revenue — related parties	$208,178	$126,740

	208,178	126,740

Costs and expenses:
Exploration expenses (note 4)	621,601	186,869
Amortization and depreciation	3,018	3,019
General and administrative	403,515	300,471

	1,028,134	490,359

Operating loss	(819,956)	(363,619)

Other income (expense)
Interest income	7,552	7,476
Interest and financing costs	(6,342)	(5,641)
Other	1,514	24,408

	2,724	26,243

Loss before income taxes	(817,232)	(337,376)
Income tax expense (note 6)	—	—

Net loss from continuing operations	$(817,232)	$(337,376)

Discontinued operations
Loss from discontinued temporary employment services division	—	(163,088)

Net Loss	$(817,232)	$(500,464)

Basic and diluted loss per common share from continuing operations	$(0.03)	$(0.01)
Basic and diluted loss per common share from discontinued operations	$—	$(0.01)
Basic and diluted loss per common share	$(0.03)	$(0.02)
Weighted average number of common shares outstanding	30,916,154	30,916,154

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss from continuing operations	$(817,232)	$(337,376)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	3,018	3,019
Changes in operating assets and liabilities:
Due from affiliates	14,996	180,506
Prepaid expenses and other assets	813	(2,511)
Other noncurrent assets, restricted cash	—	(17,589)
Increase in accounts payable	510,199	26,243
Increase (decrease) in United Kingdom taxes payable, including accrued interest payable	23,631	(5,235)
Decrease in accrued expenses	(71,580)	(21,851)
Decrease in other noncurrent liabilities	(792)	(693)

Net decrease in cash from continuing operations	(336,947)	(175,487)

Proceeds from sale of temporary employment division, net (note 7)	—	—
Net cash used for operations of temporary employment division	—	(155,049)

Net cash used by discontinued operations	—	(155,049)

Net decrease in cash	(336,947)	(330,536)

Cash at beginning of period	1,364,240	2,662,279

Cash at end of period	$1,027,293	$2,331,743

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of December 31, 2003 that has been derived from audited financial statements, and the unaudited interim consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although Oceanic Exploration Company (“Oceanic” or “the Company”) believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal recurring accruals have been made which are necessary for the fair presentation of the periods presented. Certain amounts recorded in prior periods have been reclassified to conform with current presentation. Interim results are not necessarily indicative of results for a full year. The information included herein should be read in conjunction with the financial statements and notes thereto included in the December 31, 2003 Form 10-KSB.

All of the Company’s revenue is derived from management contracts with related parties.

(2) PENDING LITIGATION

In 2003, Oceanic, after an extensive search for specialized United States counsel, retained the law firm of Quinn Emmanuel Urquhart Oliver and Hedges, LLP located in Los Angeles, California to assist in bringing potential claims relating to East Timor in the United States courts. On March 1, 2004, Oceanic and its 99% owned subsidiary, Petrotimor Companhia de Petroléos, S.A.R.L. (“Petrotimor”), filed a complaint in the United States District Court for the District of Columbia. Oceanic and Petrotimor, as plaintiffs, brought this action to redress the harm caused by the defendants’ (collectively including ConocoPhillips, Inc. and designated subsidiaries, the Timor Sea Designated Authority for the Joint Petroleum Development Area, the Timor Gap Joint Authority for the Zone of Cooperation, PT Pertamina and BP Migas) bribery of government officials and the theft and conversion of oil and gas resources within the disputed 14.8 million-acre Timor Gap concession. See note (4) for additional information on the Timor Gap concession.

The complaint describes violations of the following United States statutes: Racketeer Influenced Corrupt Organizations Act (RICO), the Lanham Act and the Robinson-Patman Act. The complaint seeks damages of at least $10.5 billon from the defendants, also citing unjust enrichment, unfair competition, and intentional interference with the contract and with prospective economic advantage. Based upon the RICO and anti-trust claims, Oceanic’s and Petrotimor seek to recover treble damages, reasonable attorneys’ fees and punitive damages. The Company may not recover the damages claimed in the Complaint. If the Company is successful, its actual recovery will be reduced by the expenses of pursuing its claims, including legal fees, except to the extent fees and expenses are specifically awarded by the court.

As of May 7, 2004, the defendants have not filed formal responses to the complaint. Based upon the defendants’ request, the Court has extended the date before which the defendants must answer the complaint until June 7, 2004. The Company anticipates that the defendants will deny the allegations of the complaint and otherwise vigorously defend against Oceanic’s and Petrotimor’s claims. Pursuing this lawsuit to its fullest extent in 2004 could take a substantial amount of time by Oceanic’s staff and substantial expense on the part of the Company. The Company is in the process of pursuing a rights offering to fund the pursuit of these legal claims. See note (3) Oceanic management believes the financial opportunity justifies this substantial commitment of resources.

(3) RIGHTS OFFERING

On April 21, 2004, Oceanic filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC), seeking to register shares of common stock to be issued to stockholders pursuant to a rights offering. The Registration Statement is not yet effective. Any offer of securities in the rights offering will be made only by prospectus.

The Company intends to raise approximately $2,150,000 from this rights offering. That amount will be used to repay any outstanding borrowings on the line of credit with NWO Resources, Inc. (NWO) as described in note (5) below, fund the estimated cost of the rights offering, pay for the legal and professional expenses associated with the Petrotimor lawsuit and to cover the cost of future operations. NWO is the principal shareholder of Oceanic.

(4) EXPLORATION EXPENSES

On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the Phillips Petroleum companies operating within the Timor Gap area (the “Respondents”). Oceanic and Petrotimor claim that the Timor Gap Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons including (i) the Timor Gap Treaty and the legislation sought to claim significant portions of the continental shelf over which it had no sovereign rights for Australia, which the Company believes under international law belonged to East Timor, and (ii) the Timor Gap Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic and Petrotimor, without providing for just compensation as required by Australian law. On February 3, 2003 the Federal Court of Australia issued an adverse decision in Petrotimor v. Commonwealth of Australia. The Federal Court ruled that it lacked the jurisdiction to hear the claims made by Oceanic and Petrotimor. The Company sought special leave in 2003 to appeal to the High Court. These appeals were discontinued on February 6, 2004 when the Company determined that the most appropriate venue, under the circumstances, would be in the United States courts.

As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of March 31, 2004 and December 31, 2003, the Company had $261,289 and $259,572, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due solely to the exchange rate fluctuation between the U.S. and Australian dollars. These funds are designated as restricted cash. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. Accordingly, this balance has been fully reserved against those legal charges. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court. The Company estimates that the amount should not exceed $500,000 in Australian dollars ($376,865 in US dollars). Accordingly, the Company reserved an additional amount to cover the estimated full liability.

During the three months ended March 31, 2004 and 2003, the Company incurred expenses of $621,601and $186,869 respectively, related to legal, consulting and commercial activities in Australia and the Timor Gap area. These expenses have been recorded as exploration expenses in the accompanying statements, and will continue to be recorded in the same manner in 2004.

(5) PROMISSORY NOTE/LINE OF CREDIT

On March 9, 2004, Oceanic established a line of credit with NWO to fund operations prior to the completion of the rights offering. As of March 31, 2004, no amounts were outstanding under the line of credit. The line of credit provides for interest on the outstanding balance at 2% over the U.S. Bank prime-lending rate in effect on the date of each draw against the line of credit. The line of credit is evidenced by an unsecured promissory note that is due upon the earlier of the following: (i) obtaining alternative financing in an amount of not less than $2,000,000, or (ii) resolution of the East Timor suit to the benefit of Oceanic for an amount not less than $2,000,000 or (iii) March 8, 2005. Oceanic anticipates repaying any outstanding amounts due under the line of credit upon consummation of the rights offering, at which time the line of credit will be terminated.

(6) INCOME TAXES

In evaluating the realizability of the net deferred tax assets, the Company takes into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that the Company is unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset.

On April 2, 2003, Cordillera sold 546,089 shares of Oceanic stock to NWO. This sale of stock increased NWO’s ownership to 25,472,489 shares of Oceanic stock, resulting in 82.39% of total ownership in Oceanic. Because NWO owns more than 80% of Oceanic stock, Oceanic became includable in NWO’s consolidated tax return. NWO maintains tax-sharing agreements with the same provisions applicable to all subsidiaries included in NWO’s consolidated return.

Oceanic and NWO executed that same tax-sharing agreement. Oceanic’s tax provision will be calculated using then-current statutory rates, on a stand-alone basis, and specifically estimating the book-tax differences, including the share of any difference applied ratably to all subsidiaries. It will include a tax benefit from losses to the extent of the previous profits, but only to the extent such profits were included in the NWO consolidated return. To the extent a tax benefit for a loss has not been previously allowed, and Oceanic has profits in a future year which falls within the period to which, on a stand-alone basis, the prior tax loss could be carried forward under United States tax rules, the benefit of the loss will be included in the provision to the extent the loss would provide a tax benefit on a stand-alone basis.

The foreign tax credit carryforwards of Oceanic from taxable periods prior to April 2, 2003 can only be used to reduce the taxes on the Company’s foreign source income. Because it cannot be accurately determined when Oceanic will have foreign source taxable income, a valuation allowance was provided against the entire deferred income tax asset attributable to the foreign tax credit carryforward from years prior to April 2, 2003.

Because it cannot be accurately determined when the Company will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the three months ended March 31, 2004 and 2003.

(7) DISCONTINUED OPERATIONS — SALE OF ALLIANCE EMPLOYMENT SERVICES DIVISION

On June 30, 2003, Oceanic sold the assets comprising its Alliance Staffing Division, dba Alliance Employment Solutions (“Alliance”) to Cordillera Corporation (“Cordillera”).

Cordillera is a related company having some common elements of control with Oceanic. Mr. James N. Blue is chairman of the Board of Directors and President of NWO. Mr. Blue is also Chairman of the Board of Directors, President and indirect beneficial owner of a majority of the common stock of Cordillera Corporation, the major stockholder of NWO. In addition, Mr. Blue serves as Chairman of the Board of Directors of Oceanic and was an “interested director” with respect to the sale of assets from Oceanic to Cordillera. Other Oceanic board members who may be deemed to be “interested directors” due to their relations with Mr. Blue and Mr. Blue’s affiliates are Mr. Charles N. Haas and Dr. John L. Redmond.

Oceanic has accounted for the sale of the employment operations as discontinued operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The loss on the sale included closing costs from the transaction. The consolidated financial statements at December 31, 2003 and March 31, 2003 have been restated to reflect the Alliance employment operations as a discontinued operation. There are no operations for Alliance to report in the first quarter ending March 31, 2004. Operating results of discontinued operations were as follows:

Alliance Employment Solutions
Statement of Operation
(Unaudited)

Three months ended
March 31, 2003
Staffing Revenue	$439,801
Cost of Labor Sold	(384,451)

Gross Profit	55,350
Costs and Expenses
General and administrative	(198,104)
Amortization and depreciation	(20,596)
Other income/expense	262

(218,438)

Net Loss	$(163,088)

(8) INFORMATION CONCERNING BUSINESS SEGMENTS

As a result of the disposition of the employment operations, the Company’s continuing operations consist of one operating segment. Accordingly, no segment information has been presented for the three months ended March 31, 2004 and 2003.

(9) NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per this Interpretation, but are subject to the disclosure requirements. The Company has no guarantees requiring disclosures in these financial statements. The adoption of the fair value provisions of this Interpretation did not have a material impact on the Company’s financial position or results of operations for the three months ended March 31, 2004.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies accounting for derivatives and hedging based on decisions made regarding various implementation issues associated with SFAS No. 133. This Statement is effective for contracts entered into or modified after April 30, 2003 and should be applied prospectively, with the exception of certain transactions. The adoption of this statement did not materially impact the Company’s financial position or results of operations.

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

The following discussion and analysis should be read in conjunction with Oceanic’s Consolidated Financial Statements and Notes thereto as of December 31, 2003 and March 31, 2004 and 2003 and for the respective periods then ended.

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

Liquidity and Capital Resources

Oceanic has historically addressed long-term liquidity needs for oil and gas exploration and development through the use of farm out agreements. Under such agreements, the Company sells a portion of its ownership interest in the concession to an outside party who is then responsible for the exploration activities. This is a strategy that management intends to continue in the event it becomes feasible to begin with further exploration in any of the areas where the Company currently own concessions.

Rights Offering. On April 21, 2004, Oceanic filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC), seeking to register shares of common stock to be issued to stockholders pursuant to a rights offering. The Registration Statement is not yet effective. Any offer of securities in the rights offering will be made only by prospectus.

The Company intends to raise approximately $2,150,000 from this rights offering. That amount will be used to repay any outstanding borrowings on the Line of Credit with NWO, fund the estimated cost of the rights offering, pay for the legal and professional expenses associated with the Petrotimor lawsuit and to cover the cost of future operations.

Promissory Note. On March 9, 2004, Oceanic established a line of credit with its principal stockholder, NWO, to fund operations prior to the completion of the rights offering. As of May 12, 2004, nothing was outstanding under the line of credit. The Company expects to draw down an amount of approximately $100,000 before the closing of the rights offering. The line of credit provides for interest on the outstanding balance at 2% over the U.S. Bank prime-lending rate in effect on the date of each draw against the line of credit. The line of credit is evidenced by an unsecured promissory note that is due upon the earlier of the following: (i) obtaining alternative financing in an amount of not less than $2,000,000, or, (ii) resolution of the East Timor suit to the benefit of Oceanic for an amount not less than $2,000,000, or (iii) March 8, 2005. Oceanic anticipates repaying any outstanding amounts due under the line of credit upon consummation of the rights offering, at which time the line of credit will be terminated.

Cash Flow. Cash used in continuing operations for the three months ended March 31, 2004 and 2003 was $336,947 and $175,487, respectively. Ongoing legal and professional fees associated with the litigation regarding the East Timor-disputed concession and the application for an Expansion of Seabed Concession in East Timor have required substantial expenditures. During the three months ended March 31, 2004 and 2003, Oceanic paid expenses of $145,603 and $103,416, respectively, related to legal and commercial activities in Australia and the Timor Gap area. An additional $475,998 of expenses were accrued and remained unpaid as of March 31, 2004. These costs are included in exploration expenses resulting in an increase over what exploration expenses have been historically.

Until a final judgment is obtained or settlement of the suit occurs, or the Company achieves recognition of its rights by the new government in East Timor, exploration expenses will continue to be high.

Oceanic had $1,027,293 in cash and cash equivalents at March 31, 2004 compared with $1,364,240 in cash and cash equivalents at December 31, 2003. The Company had a deficit in working capital of $505,919 at March 31, 2004 compared to a positive working capital of $309,087 at December 31, 2003. The Company believes that the cash on hand at March 31, 2004 plus cash generated from operations during the year and proceeds generated from the rights offering and line of credit will be sufficient to fund operations beyond December 31, 2004.

Revenue. Oceanic provides management services to various entities with which our Chairman of the Board of Directors and Chief Executive Officer is affiliated. Services provided are:

•	Management, administrative and bookkeeping services to San Miguel Valley Corporation (San Miguel),

•	Management, administrative and professional services to Cordillera Corporation (Cordillera), and

•	Consulting services, including monitoring exploration and production activities on a worldwide basis to identify potential investment opportunities for Harvard International Resources Ltd. (HIRL).

Together, these management services provided substantially all of Oceanic’s total revenue for the three months ending March 31, 2004 and the March 31, 2003, as restated for the disposal of Alliance.

Management Fee Revenue
(Unaudited)

	Three months ended March 31,
	2004		2003
San Miguel Valley Corporation	$112,885	54%	$63,000	50%
Cordillera Corporation	87,793	42%	63,000	50%
Points Four World Travel, Inc.	0	0%	740	0%
Harvard International Resources, Ltd.	7,500	4%	0	0%

Total Management Fee Revenue	$208,178		$126,740

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

Results of Operations

The Company’s Consolidated Financial Statements and related notes have been presented to reflect the disposition of the Company’s Alliance Staffing Division and discontinuance of its operations as discontinued operations for all periods. As such, management’s discussion and analysis excludes discontinued operations and focuses on the results of the Company’s continuing operation, the legal suit surrounding the East Timor concession.

Revenue. Management fee revenue for the three months ended March 31, 2004 increased 64% compared to the three months ended March 31, 2003. The increase is due to an overall increase in fees charged to Cordillera Corporation and San Miguel Valley Corporation plus the new contract with Harvard International Resources Ltd. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations from year to year.

Exploration Expenses. The Company continues to have ongoing legal and professional fees associated with the litigation in the US District Court and the pursuit of commercial opportunities in East Timor. During the three months ended March 31, 2004 and 2003, the Company incurred expenses of $621,601 and $186,869, respectively. These related primarily to legal and professional fees associated with the litigation in the US court and the pursuit of commercial opportunities in East Timor. These expenses have been recorded as exploration expenses in the past, and will continue to be recorded as exploration expenses in 2004.

In 1974, Petrotimor was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million-acre area between East Timor and Australia in an area known as the “Timor Gap.” At that time Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976 Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.

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

The treaty created a Joint Authority that purported to grant and enter into production sharing contracts with various companies who have subsequently carried out exploration activities in the joint zone of cooperation. According to the 2003 Annual Report of ConocoPhillips Petroleum Company, ConocoPhillips and other participants in the production sharing contracts discovered gas and gas condensate in the Timor Gap area that is claimed by the Company. Their drilling in 1995 confirmed that the discovery extended across two production sharing contract areas designated as the Bayu-Undan field. ConocoPhillips and other participants are developing this field in two phases. As reported by ConocoPhillips in their December 31, 2003 Form 10-K, the first phase is a gas-recycle project, where condensate and natural gas liquids will be separated and removed and the dry gas re-injected into the reservoir.

This phase began production in February 2004, and is expected to average a net rate of 23,000 barrels of liquids per day from proven reserves. The second phase would involve the production, export and sale of the natural gas from the field, which would be transported by pipeline to Australia for domestic markets or liquefied for shipment elsewhere. Based on an article in Platts Oilgram News dated February 17, 2004, the second phase of the project is scheduled to start production in 2006.

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

The High Court of Australia previously suggested (as late as March 2002) that the Court, in an appropriate case, could reconsider the decision in Potter. Accordingly, the Company sought special leave in 2003 to appeal to the High Court. These appeals were discontinued on February 6, 2004 when the Company determined that the most appropriate venue, under the circumstances, would be in the United States courts. The Federal Court’s decisions to dismiss the underlying actions without prejudice were therefore allowed to stand.

Pending Litigation. In 2003, Oceanic, after an extensive search for specialized United States counsel, retained the law firm of Quinn Emmanuel Urquhart Oliver and Hedges, LLP located in Los Angeles, California to assist in bringing potential claims relating to East Timor in the United States courts. On March 1, 2004, Oceanic and Petrotimor filed a complaint in the United States District Court for the District of Columbia. Oceanic and Petrotimor, as plaintiffs, brought this action to redress the harm caused by the defendants’ (collectively including ConocoPhillips, Inc. and designated subsidiaries, the Timor Sea Designated Authority for the Joint Petroleum Development Area, the Timor Gap Joint Authority for the Zone of Cooperation, PT Pertamina and BP Migas) bribery of government officials and the theft and conversion of oil and gas resources within the disputed 14.8 million-acre Timor Gap concession.

The complaint describes violations of the following United States statutes: Racketeer Influenced Corrupt Organizations Act (RICO), the Lanham Act and the Robinson-Patman Act. The complaint seeks damages of at least $10.5 billon from the defendants, also citing unjust enrichment, unfair competition, and intentional interference with the contract and with prospective economic advantage. Based upon the RICO and anti-trust claims, Oceanic and Petrotimor seek to recover treble damages, reasonable attorneys’ fees and punitive damages. The Company may not recover the damages claimed in the complaint. If the Company is successful, the expenses of pursuing its claims, including legal fees, will reduce its actual recovery except to the extent the court specifically awards fees and expenses.

As of May 14, 2004, the defendants have not filed formal responses to the complaint. Based upon the defendants’ request, the Court has extended the date before which the defendants must answer the complaint until June 7, 2004. The Company anticipates that the defendants will deny the allegations of the complaint and otherwise vigorously defend against Oceanic and Petrotimor’s claims.

General and Administrative Expenses. Total general and administrative costs and expenses for the three months ended March 31, 2004 increased by $103,444 from the same period of the prior year. A majority of this increase can be attributed to an addition of another employee plus general salary increases. Legal and professional fees also increased because of the line of credit with NWO and additional public filings.

Other Income and Expense. Other income and expense for the three months ended March 31, 2004 is $23,519 lower than the amount for the same period last year. Interest income increased slightly from the prior year, primarily due to improved investment strategies, even with decreasing cash balances. Interest expense increased only because of unfavorable foreign currency rates with the UK. The category “Other” consists of foreign exchange rate gains and losses. The decrease is a result of fluctuating exchange rates between the US dollar, the British pound, the Euro and the Australian dollar.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company’s management, including the President and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the

Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company’s management carried out its evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal proceeding developments in the first quarter of 2004 were reported in the December 31, 2003 Form 10-KSB.

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed herewith are listed below and attached to this Report. The “Exhibit Number” refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit
31	Rule 13ar-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Rule 13a4-14(b) Certifications of Officers

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company

Date:	May 14, 2004	/s/ Charles N. Haas

Charles N. Haas — President

Date:	May 14, 2004	/s/ Courtney Cowgill

Courtney Cowgill — Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Exhibit
31	Rule 13ar-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Rule 13a4-14(b) Certifications of Officers