Form 10QSB
period 2004-06-30
OCEANIC EXPLORATION CO
filed 2004-08-13
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2004

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

Shares outstanding at August 12, 2004 40,688,881	Common $.0625 Par Value

Transitional Small Business Disclosure Format (Check One)	YES [ ] NO [x]

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Cash and cash equivalents, unrestricted	$2,517,749	$1,364,240
Due from affiliates	41,145	63,265
Prepaid expenses and other	7,835	32,983

Total current assets	2,566,729	1,460,488

Oil and gas property interests, full-cost method of accounting	39,000,000	39,000,000
Less accumulated amortization, depreciation, and impairment allowance	(39,000,000)	(39,000,000)

	—	—

Furniture, fixtures, and equipment	79,728	79,728
Less accumulated depreciation	(60,447)	(54,520)

	19,281	25,208
Restricted cash (note 4)	—	—

Total assets	$2,586,010	$1,485,696

Liabilities and Stockholders’ Equity
Accounts payable	$813,033	$66,265
United Kingdom taxes payable, including accrued interest	673,518	650,946
Accrued expenses	336,903	434,190

Total current liabilities	1,823,454	1,151,401
Other non-current liabilities	9,639	11,252

Total liabilities	1,833,093	1,162,653

Stockholders’ equity: (note 3)
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 50,000,000 and shares; 40,688,881 and 30,916,154 shares issued and outstanding, respectively	2,543,055	1,932,259
Capital in excess of par value	3,328,176	1,847,241
Retained deficit	(5,118,314)	(3,456,457)

Total stockholders’ equity	752,917	323,043

Commitments and contingencies (notes 2, 4 and 5)
Total liabilities and stockholders’ equity	$2,586,010	$1,485,696

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Management revenue - related parties	$208,177	$109,750	416,355	$220,240

	208,177	109,750	416,355	220,240

Costs and expenses:
Exploration expenses (note 4)	650,018	164,089	1,271,619	334,709
Amortization and depreciation	2,910	3,018	5,928	6,036
General and administrative	382,924	292,731	786,439	596,972

	1,035,852	459,838	2,063,986	937,717

Operating loss	(827,675)	(350,088)	(1,647,631)	(717,477)
Other income (expense):
Interest income	6,475	6,473	14,027	13,951
Interest and financing costs	(6,333)	(11,259)	(12,675)	(11,753)
Other	(17,092)	5,325	(15,578)	28,353

	(16,950)	539	(14,226)	30,551

Loss before income taxes	(844,625)	(349,549)	(1,661,857)	(686,926)
Income tax expense (note 6)	—	—	—	—

Net loss from continuing operations	$(844,625)	$(349,549)	(1,661,857)	$(686,926)
Discontinued operations (note 7)
Loss from operations of discontinued temporary employment services division	—	(130,105)	—	(293,192)
Loss from disposal of discontinued temporary employment services division	—	(9,000)	—	(9,000)

Loss from discontinued operations	—	(139,105)	—	(302,192)

Net Loss	$(844,625)	$(488,654)	(1,661,857)	$(989,118)

Basic and diluted loss per common share from continuing operations	$(0.03)	$(0.01)	(0.05)	$(0.02)
Basic and diluted loss per common share from discontinued operations	$—	$—	—	$(0.01)
Basic and diluted loss per common share	$(0.03)	$(0.02)	(0.05)	$(0.03)
Weighted average number of common shares outstanding	31,023,547	30,916,154	30,969,850	30,916,154

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss from continuing operations	$(1,661,857)	$(686,926)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	5,928	6,037
Changes in operating assets and liabilities:
Due from affiliates and accounts receivable	22,120	175,512
Prepaid expenses and other assets	25,148	(47,766)
Increase (decrease) in accounts payable	746,767	(2,040)
Increase (decrease) in United Kingdom taxes payable, including accrued interest payable	22,572	(5,294)
Decrease in accrued expenses	(97,287)	—
Decrease in other non-current liabilities	(1,613)	(1,404)

Net decrease in cash from continuing operations	(938,222)	(561,881)

Cash flows from financing activities:
Proceeds from rights offering, net	2,091,731	—
Proceeds from sale of temporary employment division, net	—	504,721
Net cash used for operations of temporary employment division	—	(54,297)

Net cash provided by discontinued operations	—	450,424

Net increase (decrease) in cash	1,153,509	(111,457)

Cash at beginning of period	1,364,240	2,662,281

Cash at end of period	$2,517,749	$2,550,824

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	June 30,	December 31,
	2004	2003
Common stock:
Balance, beginning of year	$1,932,259	$1,932,259
Common stock issued in connection with rights offering	610,796	—

Balance, end of period	$2,543,055	$1,932,259

Capital in excess of par value:
Balance, beginning of year	$1,847,241	$1,847,241
Additional paid in capital from rights offering		—
net of offering costs of $58,269	1,480,935	—

Balance, end of period	$3,328,176	$1,847,241

Retained earnings:
Balance, beginning of year	$(3,456,457)	$(741,490)
Net loss for the six months ending June 30, 2004 and the twelve months ending December 31, 2003 respectively	$(1,661,857)	$(2,714,967)

Balance, end of period	$(5,118,314)	$(3,456,457)

Total stockholders’ equity	$752,917	$323,043

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

The complaint describes violations of the following United States statutes: Racketeer Influenced Corrupt Organizations Act (RICO), the Lanham Act and the Robinson-Patman Act. The complaint seeks damages of at least $10.5 billion from the defendants, also citing unjust enrichment, unfair competition, and intentional interference with the contract and with prospective economic advantage. Based upon the RICO and anti-trust claims, Oceanic and Petrotimor seek to recover treble damages, reasonable attorneys’ fees and punitive damages. The Company may not recover the damages claimed in the complaint. If the Company is successful, its actual recovery will be reduced by the expenses of pursuing its claims, including legal fees, except to the extent fees and expenses are specifically awarded by the Court.

In response to the complaint, the defendants filed motions to dismiss based upon jurisdictional and other legal grounds. On June 25, 2004, the Company and Petrotimor filed its Memorandum of Points and Authorities in opposition to the defendants’ motions and requested that an oral hearing be set by the Court. The defendants have now submitted their reply Memorandum of Law and the Company awaits the Court’s ruling on its request for oral hearing and on the defendants’ motion to dismiss.

Pursuing this lawsuit to its fullest extent in 2004 could take a substantial amount of time by Oceanic’s staff and substantial expense on the part of the Company. See the Liquidity and Capital Resources comments under Item 2. Oceanic management believes the financial opportunity justifies this substantial commitment of resources.

On June 7, 2004, Jack Grynberg filed a complaint against the Company and Petrotimor in the District Court for the City and County of Denver alleging breach of contract and other related claims in connection with the Timor Gap concession. The Company believes that these claims are without merit and intends to vigorously defend against them.

(3)	CAPITAL STOCK

On April 21, 2004, Oceanic filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC), seeking to register shares of common stock to be issued to stockholders pursuant to a rights offering. Under the terms of the rights offering the Company offered the holders of its common stock the rights to subscribe for additional shares at a purchase price of $.22 per share on the basis of 0.3161043 shares of common stock for each share held as of May 28, 2004. A total of 9,772,728 shares of common stock were offered to all stockholders. The Registration Statement was declared effective on June 1, 2004.

The rights to purchase common stock expired on July 1, 2004 and the stock certificates were issued in July 2004. The following subscriptions were accepted by the Company, resulting in gross proceeds of $2,150,000:

•	8,986,643 shares of common stock, at an aggregate purchase price of $1,977,061, pursuant to the basic subscription rights, and

•	786,084 shares of common stock, at an aggregate purchase price of $172,939, pursuant to the over-subscription privilege.

The rights offering has been given retroactive treatment in the June 30, 2004 financial statements.

The proceeds of the offering will be used to fund the cost of the rights offering, pay for the legal and professional expenses associated with the Petrotimor lawsuit and to cover the cost of operations.

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

As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of June 30, 2004 and December 31, 2003, the Company had $250,065 and $259,572, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due solely to the exchange rate fluctuation between the U.S. and Australian dollars. These funds are designated as restricted cash. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. Accordingly, this balance has been fully reserved against those legal charges. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court. The Company estimates that the amount should not exceed $500,000 in Australian dollars ($352,350 in U.S. dollars). Accordingly, the Company reserved an additional amount to cover the estimated full liability.

During the six months ended June 30, 2004 and 2003, respectively, the Company incurred expenses of $1,261,943 and $326,848, respectively, related to legal, consulting and commercial activities in Australia and the Timor Gap area. These expenses have been recorded as exploration expenses in the accompanying statements, and will continue to be recorded in the same manner in 2004.

(5)	PROMISSORY NOTE/LINE OF CREDIT

On March 9, 2004, Oceanic established a line of credit with NWO to fund operations prior to the completion of the rights offering. As of June 30, 2004, no amounts were outstanding under the line of credit. The line of credit provides for interest on the outstanding balance at 2% over the U.S. Bank prime-lending rate in effect on the date of each draw against the line of credit. The line of credit is evidenced by an unsecured promissory note that is due upon the earlier of the following: (i) obtaining alternative financing in an amount of not less than $2,000,000, or (ii) resolution of the East Timor suit to the benefit of Oceanic for an amount not less than $2,000,000, or (iii) March 8, 2005. No cash was borrowed under this line of credit and it expired on July 1 at the conclusion of the rights offering.

(6)	INCOME TAXES

In evaluating the realizability of the net deferred tax assets, the Company takes into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that the Company will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset.

On April 2, 2003, Cordillera sold 2,547,000 shares of Oceanic stock to NWO. This sale of stock increased NWO’s ownership to 25,472,489 shares of Oceanic stock, resulting in 82.39% of total ownership in Oceanic. Because NWO owns more than 80% of Oceanic stock, Oceanic became includable in NWO’s consolidated tax return. NWO maintains tax-sharing agreements with the same provisions applicable to all subsidiaries included in NWO’s consolidated return.

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

Because it cannot be accurately determined when the Company will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the six months ended June 30, 2004 and 2003.

(7)	DISCONTINUED OPERATIONS - SALE OF ALLIANCE EMPLOYMENT SERVICES DIVISION

On June 30, 2003, Oceanic sold the assets comprising its Alliance Staffing Division, dba Alliance Employment Solutions (“Alliance”) to Cordillera Corporation (“Cordillera”).

Cordillera is a related company having some common elements of control with Oceanic. Mr. James N. Blue is Chairman of the Board of Directors and President of NWO. Mr. Blue is also Chairman of the Board of Directors, President and indirect beneficial owner of a majority of the common stock of Cordillera, the major stockholder of NWO. In addition, Mr. Blue serves as Chairman of the Board of Directors of Oceanic and was an “interested director” with respect to the sale of assets from Oceanic to Cordillera. Other Oceanic Board members who may be deemed to be “interested directors” due to their relations with Mr. Blue and Mr. Blue’s affiliates are Mr. Charles N. Haas and Dr. John L. Redmond.

Oceanic has accounted for the sale of the employment operations as discontinued operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The loss on the sale included closing costs from the transaction. The consolidated financial statements at December 31, 2003 and June 30, 2003 have been restated to reflect the Alliance employment operations as a discontinued operation.

There are no operations for Alliance to report in the first six months ending June 30, 2004. Operating results of discontinued operations were as follows:

Alliance Employment Solutions
Statement of Operations
(Unaudited)

Six months ended
June 30, 2003
Staffing Revenue	$912,349
Cost of labor sold	(780,315)

Gross profit	132,034
Costs and Expenses
General and administrative	(402,501)
Amortization and depreciation	(23,239)
Other income/expense	514

(425,226)

Net Loss	$(293,192)

(8)	INFORMATION CONCERNING BUSINESS SEGMENTS

As a result of the disposition of the employment operations, the Company’s continuing operations consist of one operating segment. Accordingly, no segment information has been presented for the six months ended June 30, 2004 and 2003.

(9)	NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per this Interpretation, but are subject to the disclosure requirements. The Company has no guarantees requiring disclosures in these financial statements. The adoption of the fair value provisions of this Interpretation did not have a material impact on the Company’s financial position or results of operations for the six months ended June 30, 2004.

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

The following discussion and analysis should be read in conjunction with Oceanic’s consolidated financial statements and notes thereto as of December 31, 2003 and June 30, 2004 and 2003 and for the respective periods then ended.

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

Rights Offering. On April 21, 2004, Oceanic filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC), seeking to register shares of common stock to be issued to stockholders pursuant to a rights offering. Under the terms of the rights offering the Company offered the holders of its common stock the rights to subscribe for additional shares at a purchase price of $.22 per share on the basis of 0.3161043 shares of common stock for each share held as of May 28, 2004. A total of 9,772,728 shares of common stock was offered to all stockholders.

The Registration Statement was declared effective on June 1, 2004 and the offering expired on July 1, 2004. A total of $2,150,000 was collected through the rights offering. The rights offering has been given retroactive treatment in the June 30, 2004 financial statements.

The proceeds from the rights offering will be used to fund the cost of the rights offering, pay for the legal and professional expenses associated with the Petrotimor lawsuit and to cover the cost of operations.

Promissory Note. On March 9, 2004, Oceanic established a line of credit with NWO to fund operations prior to the completion of the rights offering. As of June 30, 2004, no amounts were outstanding under the line of credit. The line of credit provides for interest on the outstanding balance at 2% over the U.S. Bank prime-lending rate in effect on the date of each draw against the line of credit. The line of credit is evidenced by an unsecured promissory note that is due upon the earlier of the following: (i) obtaining alternative financing in an amount of not less than $2,000,000, or (ii) resolution of the East Timor suit to the benefit of Oceanic for an amount not less than $2,000,000, or (iii) March 8, 2005. No cash was borrowed under this line of credit and it expired on July 1 at the conclusion of the rights offering.

Cash Flow. Because the proceeds of the rights offering were received during the period ending June 30, 2004, there was a net increase in available cash of $2,091,731. A total of $2,150,000 was received on the rights offering. Cash used in continuing operations for the six months ended June 30, 2004 and 2003 was $938,222 and $747,780, respectively. Ongoing legal and professional fees associated with the litigation regarding the East Timor disputed concession have required substantial expenditures. During the six months ended June 30, 2004 and 2003, Oceanic paid expenses of $533,983 and $561,881, respectively, related to legal and commercial activities in Australia and the Timor Gap area. An additional $727,960 of expenses were accrued and remained unpaid as of June 30, 2004. These costs are included in exploration expenses resulting in an increase over what exploration expenses have been historically.

Until a final judgment is obtained or settlement of the suit occurs, exploration expenses will continue to be high and will consume a majority of our cash resources.

Oceanic had $2,517,749 in cash and cash equivalents at June 30, 2004 compared with $1,364,240 in cash and cash equivalents at December 31, 2003. The Company had positive working capital of $743,275 at June 30, 2004 compared to positive working capital of $309,087 at December 31, 2003. This positive change in working capital was a result of the proceeds of the rights offering. The Company believes that the cash on hand at June 30, 2004 plus cash generated from operations during the year will be sufficient to fund operations beyond December 31, 2004.

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

Together, these management services provided substantially all of Oceanic’s total revenue for the six months ending June 30, 2004 and June 30, 2003, as restated for the disposal of Alliance.

Management Fee Revenue
(Unaudited)

	Six months ended June 30,
	2004		2003
San Miguel Valley Corporation	$227,677	54%	$109,750	50%
Cordillera Corporation	173,678	42%	109,750	50%
Points Four World Travel, Inc.	0	0%	740	0%
Harvard International Resources, Ltd.	15,000	4%	0	0%

Total management fee revenue	$416,355		$220,240

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

Revenue. Management fee revenue for the six months ended June 30, 2004 increased 89% compared to the six months ended June 30, 2003. The increase is due to an overall increase in fees charged to Cordillera Corporation and San Miguel Valley Corporation plus the new contract with Harvard International Resources Ltd. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.

Exploration Expenses. The Company continues to have ongoing legal and professional fees associated with the litigation in the US District Court and the pursuit of commercial opportunities in East Timor. During the six months ended June 30, 2004 and 2003, the Company incurred expenses of $1,261,943 and $326,848, respectively. These related primarily to legal and professional fees associated with the litigation in the US court and the pursuit of commercial opportunities in East Timor. These expenses have been recorded as exploration expenses in the past, and will continue to be recorded as exploration expenses in 2004.

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

The complaint describes violations of the following United States statutes: Racketeer Influenced Corrupt Organizations Act (RICO), the Lanham Act and the Robinson-Patman Act. The complaint seeks damages of at least $10.5 billion from the defendants, also citing unjust enrichment, unfair competition, and intentional interference with the contract and with prospective economic advantage. Based upon the RICO and anti-trust claims, Oceanic and Petrotimor seek to recover treble damages, reasonable attorneys’ fees and punitive damages. The Company may not recover the damages claimed in the complaint. If the Company is successful, the expenses of pursuing its claims, including legal fees, will reduce its actual recovery except to the extent the court specifically awards fees and expenses.

In response to the complaint, the defendants filed motions to dismiss based upon jurisdictional and other legal grounds, and requested that oral hearings be set by the Court. On June 25, 2004, the Company and Petrotimor filed its Memorandum of Points and Authorities in opposition to the defendants’ motions. The defendants have now submitted their reply Memorandum of Law and the Company awaits the Court’s determination as to the defendants’ Motions to Dismiss and request for oral hearing.

On June 7, 2004, Jack Grynberg filed a complaint against the Company and Petrotimor in the District Court for the City and County of Denver alleging breach of contract and other related claims in connection with the Timor Gap concession. The Company believes that these claims are frivolous and without merit and intends to vigorously defend against them.

General and Administrative Expenses. Total general and administrative costs and expenses for the six months ended June 30, 2004 increased by $189,467 from the same period of the prior year. A majority of this increase can be attributed to adding another employee plus general salary increases. Legal and professional fees also increased because of the line of credit with NWO, compliance with Sarbanes Oxley legislation, development of an Ethics and Stock Trading policy and additional public filings associated with the litigation. An additional $4,911 was paid out in European Union VAT taxes and in Texas ad valorem property taxes.

Other Income and Expense. Other income and expense for the six months ended June 30, 2004 is $44,777 lower than the amount for the same period last year. Interest income increased slightly from the prior year, primarily due to improved investment strategies, even with decreasing cash balances. Interest expense increased only because of unfavorable foreign currency rates with the UK. The category “Other” consists of foreign exchange rate gains and losses. The decrease is a result of fluctuating exchange rates between the US dollar, the British pound, the Euro and the Australian dollar.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal proceeding developments in the first quarter of 2004 were reported in the December 31, 2003 Form 10-KSB. See Pending Litigation sections above for activity through August 12, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed herewith are listed below and attached to this Report. The “Exhibit Number” refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit
31	Rule 13a4-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Rule 13a4-14(b) Certifications of Officers

(b)	On July 9, 2004, the Company filed a Form 8-K dated July 1 to report the results from the rights offering.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company

Date: August 12, 2004	/s/ Charles N. Haas
Charles N. Haas - President

Date: August 12, 2004	/s/ Courtney Cowgill
Courtney Cowgill - Chief Financial Officer

Exhibit Index

Exhibit Number	Name of Exhibit
31	Rule 13a4-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Rule 13a4-14(b) Certifications of Officers