Form 10QSB
period 2004-09-30
OCEANIC EXPLORATION CO
filed 2004-11-09
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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
November 9, 2004
40,688,881	Common $.0625 Par Value
Transitional Small Business Disclosure Format (Check One)	YES [ ] NO [X]

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Cash and cash equivalents, unrestricted	$1,299,078	$1,364,240
Accounts receivable	7,600	—
Due from affiliates	28,686	63,265
Prepaid expenses and other	7,835	32,983

Total current assets	1,343,199	1,460,488

Oil and gas property interests, full-cost method of accounting	39,000,000	39,000,000
Less accumulated amortization, depreciation, and impairment allowance	(39,000,000)	(39,000,000)

	—	—

Furniture, fixtures, and equipment	81,217	79,728
Less accumulated depreciation	(63,352)	(54,520)

	17,865	25,208
Restricted cash (note 4)	—	—

Total assets	$1,361,064	$1,485,696

Liabilities and Stockholders’ Equity
Accounts payable	$134,700	$66,265
United Kingdom taxes payable, including accrued interest	678,246	650,946
Accrued expenses	307,763	434,190

Total current liabilities	1,120,709	1,151,401
Other non-current liabilities	8,792	11,252

Total liabilities	1,129,501	1,162,653

Stockholders’ equity: (note 3)
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 50,000,000 shares; 40,688,881 and 30,916,154 shares issued and outstanding, respectively	2,543,055	1,932,259
Capital in excess of par value	3,323,552	1,847,241
Retained deficit	(5,635,044)	(3,456,457)

Total stockholders’ equity	231,563	323,043

Commitments and contingencies (notes 2 and 4)
Total liabilities and stockholders’ equity	$1,361,064	$1,485,696

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Management revenue — related parties	$208,178	$158,056	$624,533	$378,296

	208,178	158,056	624,533	378,296

Costs and expenses:
Exploration expenses (note 4)	305,368	725,036	1,576,987	1,092,245
Amortization and depreciation	2,904	3,018	8,832	9,054
General and administrative	416,159	302,770	1,202,598	858,240

	724,431	1,030,824	2,788,417	1,959,539

Operating loss	(516,253)	(872,768)	(2,163,884)	(1,581,243)

Other income (expense):
Interest income	5,694	6,819	4,115	40,541
Interest and financing costs	(6,200)	(5,949)	(18,875)	(17,703)
Other	29	472	57	53

	(477)	1,342	(14,703)	22,891

Loss before income taxes	(516,730)	(871,426)	(2,178,587)	(1,558,352)

Income tax expense (note 5)	—	—	—	—

Net loss from continuing operations	$(516,730)	$(871,426)	$(2,178,587)	$(1,558,352)

Discontinued operations (note 6)
Loss from operations and sale of discontinued temporary employment services division	—	(374)	—	(302,566)

Net Loss	$(516,730)	$(871,800)	$(2,178,587)	$(1,860,918)

Basic and diluted loss per common share from continuing operations	$(0.01)	$(0.03)	$(0.06)	$(0.05)
Basic and diluted loss per common share from discontinued operations	$—	$—	$—	$(0.01)
Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.06)	$(0.06)
Weighted average number of common shares outstanding	40,688,881	30,916,154	34,233,174	30,916,154

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss from continuing operations	$(2,178,587)	$(1,558,352)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	8,832	9,054
Changes in operating assets and liabilities:
Decrease in due from affiliates and accounts receivable	26,979	184,681
Prepaid expenses and other assets	25,148	(2,570)
Other noncurrent assets, restricted cash	—	(48,212)
Increase (decrease) in accounts payable	68,435	(101,986)
Increase (decrease) in United Kingdom taxes payable, including accrued interest payable	27,300	36,265
Increase (decrease) in accrued expenses	(126,427)	522,690
Decrease in other non-current liabilities	(2,460)	(2,137)

Net decrease in cash from continuing operations	$(2,150,780)	$(960,567)

Cash used in investing activities:
Purchase of fixed assets	(1,489)	—

Cash flows from financing activities:
Proceeds from rights offering, net	2,087,107	—

Proceeds from operations and sale of discontinued temporary employment division, net	—	450,050

Net decrease in cash	(65,162)	(510,517)

Cash at beginning of period	1,364,240	2,662,281

Cash at end of period	$1,299,078	$2,151,764

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	September 30,	December 31,
	2004	2003
Common stock:
Balance, beginning of year	$1,932,259	$1,932,259
Common stock issued in connection with rights offering	610,796	—

Balance, end of period	$2,543,055	$1,932,259

Capital in excess of par value:
Balance, beginning of year	$1,847,241	$1,847,241
Additional paid in capital from rights offering net of offering costs of $62,893	1,476,311	—

Balance, end of period	$3,323,552	$1,847,241

Retained earnings:
Balance, beginning of year	$(3,456,457)	$(741,490)
Net loss for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003, respectively	(2,178,587)	(2,714,967)

Balance, end of period	$(5,635,044)	$(3,456,457)

Total stockholders’ equity	$231,563	$323,043

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of December 31, 2003 that has been derived from audited financial statements, and the unaudited interim consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although Oceanic Exploration Company (“Oceanic” or “the Company”) believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal recurring accruals have been made which are necessary for the fair presentation of the periods included. Certain amounts recorded in prior periods have been reclassified to conform with current presentation. Interim results are not necessarily indicative of results for a full year. The information included herein should be read in conjunction with the financial statements and notes thereto included in the December 31, 2003 Form 10-KSB.

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

In response to the complaint, all the defendants filed motions to dismiss based upon jurisdictional and other legal grounds, and the Company requested that oral hearings be set by the Court. On June 25, 2004 and November 5, 2004, the Company and Petrotimor filed their Memorandum of Points and Authorities in opposition to the defendants’ motions. A status conference was held on October 13, 2004 at which time the Court set the date of December 14, 2004 for an oral hearing on the defendants’ motions to dismiss. The Court later continued that hearing date to January 28, 2005. Although it is impossible to predict the Court’s decision as to the motions to dismiss, the Company continues to believe that it has a persuasive case against the defendants based upon the evidence.

Pursuing this lawsuit to its fullest extent in 2004 is taking a substantial amount of time by Oceanic’s staff and substantial expense on the part of the Company. See the Liquidity and Capital Resources comments under Item 2. Oceanic management believes the financial opportunity justifies this substantial commitment of resources.

On June 7, 2004, Jack Grynberg filed a complaint against the Company and Petrotimor in the District Court for the City and County of Denver alleging breach of contract and other related claims in connection with the Timor Gap concession. The Company has filed a motion to dismiss which has yet to be ruled upon by the Court. The Company believes that Grynberg’s claims are without merit and intends to vigorously defend against them.

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

As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of September 30, 2004 and December 31, 2003, the Company had $256,758 and $250,065, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due solely to the exchange rate fluctuation between the U.S. and Australian dollars. These funds are designated as restricted cash. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. Accordingly, this balance has been fully reserved against those legal charges. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court. The Company estimates that the amount should not exceed $500,000 in Australian dollars ($358,405 in U.S. dollars). Accordingly, the Company reserved an additional amount to cover the estimated full liability.

During the nine months ended September 30, 2004 and 2003, respectively, the Company incurred expenses of $1,576,987 and $1,092,245, respectively, related to legal, consulting and commercial activities in Australia and the Timor Gap area. These expenses have been recorded as exploration expenses in the accompanying statements, and will continue to be recorded in the same manner in 2004.

(5)	INCOME TAXES

In evaluating the realizability of the net deferred tax assets, the Company takes into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that the Company will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset.

On April 2, 2003, Cordillera sold 2,547,000 shares of Oceanic stock to NWO. This sale of stock increased NWO’s ownership to 25,472,489 shares of Oceanic stock, resulting in 82.39% of total ownership in Oceanic. NWO purchased additional Oceanic stock during the rights offering, increasing its ownership to 34,265,713 shares or 84.21% of total ownership in Oceanic. Because NWO owns more than 80% of Oceanic stock, Oceanic became includable in NWO’s consolidated tax return. NWO maintains tax-sharing agreements with the same provisions applicable to all subsidiaries included in NWO’s consolidated return.

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

Because it cannot be accurately determined when the Company will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the nine months ended September 30, 2004 and 2003.

(6)	DISCONTINUED OPERATIONS — SALE OF ALLIANCE EMPLOYMENT SERVICES DIVISION

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

Oceanic has accounted for the sale of the employment operations as discontinued operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The loss on the sale included closing costs from the transaction. The consolidated financial statements at December 31, 2003 and June 30, 2003 have been restated to reflect the Alliance employment operations as a discontinued operation. There are no operations for Alliance to report in the first nine months ended September 30, 2004. Operating results of discontinued operations were as follows:

Alliance Employment Solutions
Statement of Operations
(Unaudited)

Nine months ended
September 30, 2003
Staffing Revenue	$912,349
Cost of labor sold	(780,315)

Gross Profit	132,034

Nine months ended
September 30, 2003
Costs and Expenses
General and administrative	(402,884)
Amortization and depreciation	(23,239)
Other income/expense	523

(425,600)

Net Loss	$(293,566)

(7)	INFORMATION CONCERNING BUSINESS SEGMENTS

As a result of the disposition of the employment operations, the Company’s continuing operations consist of one operating segment. Accordingly, no segment information has been presented for the nine months ended September 30, 2004 and 2003.

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

The following discussion and analysis should be read in conjunction with Oceanic’s consolidated financial statements and notes thereto as of December 31, 2003 and September 30, 2004 and 2003 and for the respective periods then ended.

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

Liquidity and Capital Resources

Oceanic has historically addressed long-term liquidity needs for oil and gas exploration and development through the use of farm-out agreements. Under such agreements, the Company sells a portion of its ownership interest in the concession to an outside party who is then responsible for the exploration activities. This is a strategy that management intends to continue in the event it becomes feasible to begin further exploration in any of the areas where the Company currently owns concessions.

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

The proceeds from the rights offering are being used to fund the cost of the rights offering, pay for the legal and professional expenses associated with the Petrotimor lawsuit and to cover the cost of operations.

Promissory Note. On March 9, 2004, Oceanic established a line of credit with NWO to fund operations prior to the completion of the rights offering. As of September 30, 2004, no amounts were outstanding under the line of credit. The line of credit provided for interest on the outstanding balance at 2% over the U.S. Bank prime-lending rate in effect on the date of each draw against the line of credit. The line of credit was evidenced by an unsecured promissory note that was due upon the earlier of the following: (i) obtaining alternative financing in an amount not less than $2,000,000, or (ii) resolution of the East Timor suit to the benefit of Oceanic for an amount not less than $2,000,000, or (iii) March 8, 2005. No cash was borrowed under this line of credit and it expired on July 1 at the conclusion of the rights offering.

Cash Flow. Despite the receipt of the proceeds of the rights offering during the nine months ended September 30, 2004, cash used for operating activities resulted in a net decrease of available cash of $65,612. A total of $2,150,000 in gross proceeds was received from the rights offering. Cash used in continuing operations for the nine months ended September 30, 2004 and 2003 was $2,150,780 and $960,567, respectively. Ongoing legal and professional fees associated with the litigation regarding the East Timor disputed concession have required substantial expenditures. During the nine months ended September 30, 2004 and 2003, Oceanic paid expenses of $1,437,168 and $671,712, respectively, related to legal and commercial activities in Australia and the Timor Gap area. An additional $139,819 of expenses were accrued and remained unpaid as of September 30, 2004. These costs are included in exploration expenses resulting in an increase over what exploration expenses have been historically.

Until a final judgment is obtained or settlement of the suit occurs, exploration expenses will continue to be high and will consume a majority of our cash resources.

Oceanic had $1,299,078 in cash and cash equivalents at September 30, 2004 compared with $1,364,240 in cash and cash equivalents at December 31, 2003. The Company had working capital of $222,490 at September 30, 2004 compared to working capital of $309,087 at December 31, 2003. This drop in working capital was a result of the payment of exploration expenses as discussed above, offset by proceeds of the rights offering. The Company believes that the cash on hand at September 30, 2004 plus cash generated from operations during the year and proceeds generated from the rights offering will be sufficient to fund operations beyond March 31, 2005.

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

Together, these management services provided substantially all of Oceanic’s total revenue for the nine months ended September 30, 2004 and September 30, 2003, as restated for the disposal of Alliance.

Management Fee Revenue
(Unaudited)

	Nine months ended September 30,
	2004		2003
San Miguel Valley Corporation	$334,419	54%	$189,000	50%
Cordillera Corporation	267,613	43%	189,000	50%
Points Four World Travel, Inc.	0	0%	296	0%
Harvard International Resources, Ltd.	22,500	3%	0	0%

Total management fee revenue	$624,533		$378,296

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% mark up on that total to cover the administrative expense. This charge is calculated annually and readjusted at year-end. All expenses are billed at cost. The purpose of the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.

Results of Operations

The Company’s consolidated financial statements and related notes have been presented to reflect the disposition of the Company’s Alliance Staffing Division and discontinuance of its operations as discontinued operations for all periods. As such, management’s discussion and analysis excludes discontinued operations and focuses on the results of the Company’s continuing operation and the legal suit surrounding the East Timor concession.

Revenue. Management fee revenue for the nine months ended September 30, 2004 increased 65% compared to the nine months ended September 30, 2003. The increase is due to an overall increase in fees charged to Cordillera Corporation and San Miguel Valley Corporation plus the new contract with Harvard International Resources Ltd. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.

Exploration Expenses. The Company continues to have ongoing legal and professional fees associated with the litigation in the US District Court and the pursuit of commercial opportunities in East Timor. During the nine months ended September 30, 2004 and 2003, the Company incurred expenses of $1,576,987 and $1,092,245, respectively. These related primarily to legal and professional fees associated with the litigation in the US court and the pursuit of commercial opportunities in East Timor. These expenses have been recorded as exploration expenses in the past, and will continue to be recorded as exploration expenses in 2004.

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

A portion of the area known as Greater Sunrise, which includes the Sunrise, Sunset and Troubadour areas, is also within the Timor Gap area claimed by Petrotimor and has substantial potential gas reserves. Woodside Energy Limited estimated reserves of 9.16 trillion cubic feet of gas in the Greater Sunrise Fields in November 2000. However, there can be no assurance that such amounts can be produced or recovered at an economical price. Oceanic estimates that approximately twenty percent (20%) of these reserves are located on its Timor Gap concession.

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

In response to the complaint, all the defendants filed motions to dismiss based upon jurisdictional and other legal grounds, and the Company requested that oral hearings be set by the Court. On June 25, 2004 and November 5, 2004, the Company and Petrotimor filed their Memorandum of Points and Authorities in opposition to the defendants’ motions. A status conference was held on October 13, 2004 at which time the Court set the date of December 14, 2004 for an oral hearing on the defendants’ motions to dismiss. The Court later continued that hearing date to January 28, 2005. Although it is impossible to predict the Court’s decision as to the motions to dismiss, the Company continues to believe that it has a persuasive case against the defendants based upon the evidence.

On June 7, 2004, Jack Grynberg filed a complaint against the Company and Petrotimor in the District Court for the City and County of Denver alleging breach of contract and other related claims in connection with the Timor Gap concession. The Company has filed a motion to dismiss which has yet to be ruled upon by the Court. The Company believes that Grynberg’s claims are without merit and intends to vigorously defend against them.

General and Administrative Expenses. Total general and administrative costs and expenses for the nine months ended September 30, 2004 increased by $344,358 from the same period of the prior year. Part of this increase can be attributed to adding another employee plus general salary increases. Legal and professional fees increased because of the line of credit with NWO, compliance with Sarbanes Oxley legislation, development of an Ethics and Stock Trading policy and additional public filings associated with the litigation. The Company has also incurred substantial legal expenses in the defense of the lawsuit filed by Grynberg. An additional $4,911 was paid out for European Union VAT taxes and for Texas ad valorem property taxes.

Other Income and Expense. Other income and expense for the nine months ended September 30, 2004 is $37,594 lower than the amount for the same period last year. Interest income decreased from the prior year, primarily due to lower cash balances available for investment. Interest expense increased only because of unfavorable foreign currency rates with the UK. The category “Other” consists of foreign exchange rate gains and losses. The increase is a result of fluctuating exchange rates between the US dollar, the British pound, the Euro and the Australian dollar.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal proceeding developments in the first quarter of 2004 were reported in the December 31, 2003 Form 10-KSB. See Pending Litigation sections above for activity through November 9, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed herewith are listed below and attached to this Report. The “Exhibit Number” refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit
31	Rule 13a4-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Rule 13a4-14(b) Certification of Officers

(b)	On July 9, 2004, the Company filed a Form 8-K dated July 1 to report the results from the rights offering.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company

Date: November 9, 2004	/s/ Charles N. Haas

Charles N. Haas — President

Date: November 9, 2004	/s/ Courtney Cowgill

Courtney Cowgill — Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Exhibit
31	Rule 13a4-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Rule 13a4-14(b) Certifications of Officers