Form 10-K
period 2004-12-31
OCEANIC EXPLORATION CO
filed 2005-03-24
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common stock ($.0625 par value)
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes ☑    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Issuer’s revenues for year ended December 31, 2004            $832,711

As of March 7, 2005, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and ask price shown on the OTC Bulletin Board was $3,788,754.

As of March 7, 2005, the issuer had outstanding 40,688,881 shares of common stock ($.0625 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to this Report appears on pages 44 through 46.

Transitional Small Business Disclosure Format (check one):                      Yes  ☐   No ☑

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Oceanic Exploration Company (Oceanic or the Company) was incorporated as a Delaware corporation in December 1968. With our subsidiaries, Oceanic International Properties Corporation (OIPC) and Petrotimor Companhia de Petróleos, SA (Petrotimor), the Company has historically engaged in the business of acquiring oil and gas concessions covering large blocks of acreage in selected locations around the world. The term “concession” means exploration, development and production rights with respect to a specific area. Rights may be created by agreement with a government, governmental agency or corporation. After the Company buys those rights, we conduct exploration activities on that property, including seismic and other geophysical evaluation and exploratory drilling where appropriate. Oceanic did not conduct any exploration activities and did not receive any material revenue from oil and gas properties in 2004. The Company is actively pursuing legal claims arising from the disputed oil and gas concession granted to Petrotimor in the Timor Gap between East Timor and Australia.

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

Together, these management services provided substantially all of the Company’s total revenue in 2004.

As of December 31, 2004, Oceanic had nine employees in Colorado who provide services to the oil and gas operations and/or management services to San Miguel and Cordillera. The corporate offices are located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111 and the telephone number is (303) 220-8330.

Mr. James N. Blue is Chairman of Oceanic and also serves as Chairman of the Board of Directors and President of NWO Resources, Inc. NWO Resources, Inc. owns approximately 84.2% of Oceanic common stock and is Oceanic’s largest shareholder. Mr. Blue is also Chairman of the Board of Directors, President and indirect beneficial owner of a majority of the common stock of Cordillera, the major stockholder of NWO Resources, Inc.

OPERATIONS

(a) Litigation

On March 1, 2004, Oceanic and Petrotimor filed suit in the United States seeking to recover damages relating to the disputed Timor Gap concession. See Pending Litigation in Item 3. Preparation and prosecution of a lawsuit has been the primary cause of major expenditures for 2004 and we anticipate that the U.S. lawsuit will continue to be our primary cause of expenditures for 2005. A substantial portion of the Company resources expended in 2004 has been in connection with this litigation over the Timor Gap concession. See Item (3) ‘Legal Proceedings.’

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

Oceanic also provided bookkeeping and tax return services to Points Four World Travel, Inc., a holding company, until those services were terminated on March 31, 2003. Our Chairman of the Board of Directors and Chief Executive Officer is affiliated with each of these corporations.

Management Fee Revenue

	2004		2003
San Miguel Valley Corporation	$443,033	53%	$276,645	49%
Cordillera Corporation	359,678	43%	276,645	49%
Points Four World Travel, Inc.	0	0%	739	0%
Harvard International Resources, Ltd.	30,000	4%	7,500	2%

Total management fee revenue	$832,711		$561,529

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% mark up on that total to cover the administrative expense. This charge is calculated annually and readjusted at year-end. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.

Karsten Blue, an employee of Cordillera and son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a Service Agreement with Cordillera. This contract, as amended, states that Oceanic compensates and reimburses Cordillera for Karsten Blue’s services at the rate of $1,347 per week, not to exceed $70,034 per year, and for any out-of-pocket business expenses incurred in connection with these activities. The Company expensed $70,034 in 2004 and $67,470 in 2003 for Karsten Blue’s services. The out-of-pocket business expenses were immaterial in 2004 and 2003.

(c) Oil and Gas

Oceanic is not currently conducting any oil and gas exploration or production activities. The Company did not receive any material revenue from oil and gas properties in 2004. Other than the potential recovery of damages from the Timor Gap concession, the Company is currently not conducting any activities that would result in material oil and gas revenue in 2005.

When exploration or production activities occur, Oceanic conducts operations directly or through subsidiaries. Historically, when a discovery of oil or gas occurs, the Company will pursue the development of reserves and the production of oil or gas to the extent considered economically feasible by farming out, or selling a portion of our interest in the discovery to finance development. Property interests are located in the North Aegean Sea, offshore Greece, in the East China Sea and in the Timor Gap that lies between East Timor and Australia. Since 1994, Oceanic has not been able to participate in exploration and development in any of these areas for various reasons.

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

(d) Discontinued Operations – Sale of Alliance Employment Services Division

On June 30, 2003, Oceanic sold the assets comprising the Alliance Staffing Division, dba Alliance Employment Solutions (Alliance) to Cordillera. The assets sold included all furniture and equipment used by Alliance as well as Alliance’s accounts receivable, customer contracts, trade name and other intangibles. Cordillera paid approximately $514,000 in cash for the purchase of Alliance, calculated as the adjusted net book value of Alliance at the close of business on June 30, 2003. The sales contract stated that Cordillera was obligated to pay additional amounts to Oceanic calculated as 25% of Alliance’s cumulative after-tax earnings through the period ending June 30, 2005. There were no after tax earnings attributed to Alliance through December 31, 2004. No additional amounts will be received under this contract.

Cordillera is a related company having some common elements of control with Oceanic. James N. Blue is Chairman of the Board of Directors and President of NWO Resources, Inc. Mr. Blue is also Chairman of the Board of Directors, President and indirect beneficial owner of a majority of the common stock of Cordillera, the major stockholder of NWO Resources, Inc. (NWO). In addition, Mr. Blue serves as Chairman of the Board of Directors of Oceanic and was an “interested director” with respect to the sale of Alliance from Oceanic to Cordillera. Other Oceanic board members who may be deemed to be “interested directors” due to their relations with Mr. Blue and Mr. Blue’s affiliates are Mr. Charles N. Haas and Dr. John L. Redmond.

The sale was approved at a special meeting of the Board of Directors of Oceanic on June 16, 2003. All of Oceanic’s directors who are not “interested directors” approved the sale after a review of the ongoing financial losses of Alliance and its negative impact on Oceanic’s cash flow.

Oceanic has accounted for the sale of the employment operations as discontinued operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The loss on the sale included closing costs from the transaction. Operating results represent six months of operations through the date of sale on June 30, 2003 and are shown below.

Alliance Employment Solutions
Statements of Operations

2003
Staffing revenue	$912,349
Cost of labor sold	(780,315)

Gross profit	132,034

Costs and expenses
General and administrative	(402,884)
Amortization and depreciation	(23,239)
Other income/expense	269

(425,854)

Net loss	$(293,820)

GOVERNMENTAL APPROVALS AND REGULATIONS

Other than obtaining the concessions from foreign and U.S. governments for oil and gas exploration, no material governmental approvals are required for Oceanic’s business. Oceanic has filed for East Timor governmental approval on the expansion of the East Timor concession. See Item 2. “Description of Property under Commercial Opportunity in East Timor” for additional details. Currently, no development is occurring on any of the Company’s oil and gas concessions. Historically, Oceanic has entered into participation agreements with other entities who conduct exploration and drilling activities. Such other entities obtain any governmental approvals and comply with any governmental regulations required to conduct such activities. Currently, neither Oceanic or any of its participation partners are conducting any development activity on any of our properties.

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

The Company is currently not conducting exploration activities other than pursuing legal claims relating to the disputed oil and gas concession we have in the Timor Gap between East Timor and Australia. Except for the Prinos Oil Field described below, no currently held concessions have been developed into operational oil or gas fields by Oceanic or our partners.

Greece

Prior to March 1999, Oceanic owned a 15% net profits interest in an oil and gas concession in areas totaling approximately 430,000 acres in the North Aegean Sea, offshore Greece. Included in this were “development areas” for the Prinos Oil Field covering 23,390 gross acres and for the Kavala Gas Field covering 11,787 gross acres defined by the Greek government and given “development status.” The term of each “development” license is 26 years, with an automatic 10-year renewal. The Company owns a 15% interest in the remaining exploration area adjoining Prinos and South Kavala covering 153,316 acres and an exploration area east of the island of Thasos covering an additional 243,367 acres.

In December 1998, Oceanic was notified by Denison Mines, Ltd. (Denison) that April 1, 1998 through March 31, 1999 would be the final year of production for the Prinos producing property. The Prinos Oil field was shut in during November 1998 primarily because of lower oil prices and declining production. Effective March 31, 1999, the consortium operating the Greek properties relinquished its license to operate the Prinos Oil Field in Greece.

The termination of the Prinos Oil Field license does not affect the extensive exploration area east of Thasos Island where no exploration is currently permitted due to territorial disputes between Greece and Turkey. It is impossible for the Company to determine at this time when exploration activities might be commenced in that area. If the territorial disputes are resolved, we are uncertain of the term of concession because the concession is controlled by Denison and we have limited access to information regarding the concession. Should the territorial dispute be resolved, and the consortium drill and successfully develop any additional prospects, Oceanic would be entitled to once again receive the 15% net profits interest, applicable to the working interest of Denison. Denison has not advised the Company as to whether they have any intention of drilling. There is no assurance that Oceanic will receive the net profits interest from these properties in the future. Management does not know when the sovereignty issues will be resolved but they may not be resolved in the foreseeable future. The Company intends to retain its interest for any remaining life of the concession and cannot predict when or if further activity with respect to the concession may occur.

Republic of China (Taiwan)

Oceanic holds a 22.23% working interest in a concession located north of Taiwan in the East China Sea, covering 3,706,560 gross acres. The exploration license for this concession had a nominal term extending to 1979, requiring exploration activity and minimum expenditures. Preparations for initial exploratory drilling were suspended in 1977 under a claim of force majeure, pending resolution of a territorial dispute among the Republic of China (Taiwan), the Government of Japan and the People’s Republic of China. Oceanic has made an application to the Chinese Petroleum Corporation (Taiwan) each year to continue the suspension. A continuation of the force majeure status has been granted by the Chinese Petroleum Corporation through December 31, 2005. There is no assurance that the Chinese Petroleum Corporation (Taiwan) will continue to suspend obligations under this concession in the future. If the force majeure were lifted, the exploration phase of the contract would be resumed subject to the threat of future cancellation in the event no commercial discovery is made.

During 1990, Oceanic entered into a farm out agreement with Enterprise Oil Exploration Limited, a United Kingdom company, and NMX Resources (Overseas) Limited, a Bermuda company. This conveyed two-thirds of the original 66.67% interest in the Taiwan concession. The Company received $1,471,156 representing two-thirds of past expenditures in the area pursuant to the farm out agreement.

Due to the uncertainty of sovereignty in the area, no immediate development expenditures, as required under the terms of the concession agreement, are anticipated. If the force majeure is lifted, Oceanic intends to pursue exploration activities related to our obligations under the agreement.

In fiscal year 1994, the Company reported that the People’s Republic of China was indicating its intention to open up adjacent concession areas for bidding and that a resolution to the sovereignty issues may result. Nothing occurred in 2004 to indicate that the lifting of the current force majeure status is imminent. Management does not know when the sovereignty issues will be resolved, but expects that they may not be resolved in the foreseeable future. Oceanic intends to hold the concession for the life of the concession and cannot predict when further activity with respect to the concession may occur.

Timor Gap

In 1974 Petrotimor, a 99% owned subsidiary of Oceanic, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million-acre area between East Timor and Australia in an area known as the “Timor Gap.” At that time, Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976 Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.

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

The Timor Gap Treaty created a Joint Authority that purported to grant and enter into production sharing contracts with various companies who have carried out exploration activities in the joint zone of cooperation. According to the 2003 Annual Report of ConocoPhillips Petroleum Company, ConocoPhillips and other participants in the production sharing contracts discovered gas and gas condensate in the Timor Gap area that we claim. Their drilling in 1995 confirmed that the discovery extended across two production sharing contract areas designated as the Bayu-Undan field. ConocoPhillips and other participants are developing this field in two phases. As reported by ConocoPhillips in its December 31, 2004 Form 10-K, Phase 1 is a gas-recycle project, where condensate and natural gas liquids are separated and removed and the dry gas re-injected into the reservoir. This phase began production in February 2004, and averaged a net rate of 28,100 barrels of liquids per day from these reserves. The second phase would involve the production, export and sale of the natural gas from the field, which would be transported by pipeline to Darwin, Australia for gross contracted sales of up to 3 million tons of liquid natural gas (LNG) annually for a period of 17 years to customers in Japan. ConocoPhillips reported that the construction of the LNG facility proceeded, as did the laying of the pipeline. The first delivery is scheduled for early 2006. ConocoPhillips reported that its net share of natural gas production from the Bayu-Undan field is expected to be approximately 100 million cubic feet per day initially, then increasing to approximately 260 net million cubic feet per day by 2009.

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

On March 6, 2003 the Australian Parliament ratified the Timor Sea Treaty governing oil and gas projects in the Joint Development Area between Australia and East Timor. In addition, an Australian senior official and Timorese ministers in Dili initialed the Sunrise International Unitization Agreement (“IUA”) and a related memorandum of understanding on fiscal issues. Published reports indicate that the IUA states that Australia and East Timor have overlapping maritime claims in the Timor Sea, and that the current boundaries are not permanent. It is uncertain when, if ever, these overlapping maritime claims will be resolved. Oceanic’s current activities with respect to the Timor Gap concession consist of attempting to recover damages relating to the concession through a lawsuit. See Item 3 ‘Legal Proceedings.’

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

On March 1, 2004, Oceanic and Petrotimor filed suit in United States District Court for the District of Columbia seeking damages suffered by both companies from the actions of ConocoPhillips, its subsidiaries and other defendants that relate to Oceanic’s interests in the Timor Gap. See Item 3 ‘Legal Proceedings.’

Other Property

Oceanic leases approximately 4,990 square feet of office space in an office building located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111. Sorrento West Properties Inc., a related company, owns the office building. The lease expires on August 31, 2005. See Item 12 ‘Certain Relationships And Related Transactions.’ Our facilities are adequate for our current needs and we anticipate renewing this lease at a fair market rate.

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

There were several procedural challenges by the Respondents. A hearing by the full court on the question of whether the court had jurisdiction over this claim was held on May 16 and 17, 2002. On February 3, 2003, the Federal Court of Australia issued an adverse decision in Petrotimor v. Commonwealth of Australia, ruling that it lacked the jurisdiction to hear the claims made by Oceanic and Petrotimor. On May 6, 2003, the Federal Court ruled that it lacked jurisdiction relating to claims of misuse of confidential information.

The Company sought special leave in 2003 to appeal to the Australian High Court. That appeal was discontinued on February 6, 2004 when the Company determined that the most appropriate venue, under the circumstances, would be in the United States.

As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of December 31, 2004 the Company had $282,031 ($361,532 Australian dollars) on deposit with ANZ Bank as collateral for the Guarantees. These funds are designated as restricted cash. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. Accordingly, this balance has been fully reserved against those legal charges. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court. The Company estimates that the amount should not exceed $390,050 ($500,000 Australian dollars). Accordingly, the Company has reserved an additional amount of $108,019 to cover the estimated full liability.

Litigation by Former Employee

On June 7, 2004, a former employee filed a complaint against the Company and Petrotimor in the District Court for the City and County of Denver alleging breach of contract and other related claims in connection with the Timor Gap concession. The Company filed a motion to dismiss which was ruled upon by the Court on February 22, 2005. The order dismissed the plaintiff’s complaint as non-justiciable at the present time. The Court determined that former employee’s claims were not ripe and therefore the Court lacked subject matter jurisdiction.

Pending Litigation

On March 1, 2004, Oceanic and Petrotimor filed a Complaint in the United States District Court for the District of Columbia. Oceanic and Petrotimor, as plaintiffs, brought this action to redress the harm caused by the defendants’ (collectively including ConocoPhillips, Inc. and designated subsidiaries, the Timor Sea Designated Authority for the Joint Petroleum Development Area, the Timor Gap Joint Authority for the Zone of Cooperation, PT Pertamina and BP Migas) theft, misappropriation and conversion of oil and gas resources within our 14.8 million-acre Timor Gap concession. On March 1, 2005, the Complaint was amended to reflect claims that the misdeeds of the defendants effectively prevented the Company from competing for concessions granted by the Designated Authority.

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

On February 8, 2005, the Court heard oral arguments on the defendants’ motions to dismiss. The Court denied the defendants’ motions to dismiss as moot. However, the Court also dismissed the plaintiffs’ First Amended Complaint without prejudice to the filing of a Second Amended Complaint, as described above, to more fully reflect the plaintiffs’ case. The Complaint was amended to reflect claims that the Company was effectively prevented from obtaining concessions granted by the Designated Authority due to the misdeeds of other defendants. The Court directed the plaintiffs to precisely respond to each and every argument raised by the defendants’ “compelling motions to dismiss.” The Second Amended Complaint was filed with the Court on March 1, 2005. The defendants may file renewed motions to dismiss with the Court by March 28, 2005. The plaintiffs’ responses to the defendants’ motions are due by April 18, 2005. Any responses from the defendants must be filed by April 28, 2005.

The Company anticipates that the defendants will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. The Company understands that pursuing this lawsuit to its fullest extent in 2005 could take substantial time by Company personnel and substantial Company expense. Additional resources may be required in connection with this litigation. The Company believes that the financial opportunity justifies this substantial commitment of time and expense.

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

As reported by the OTC Bulletin Board, the range of bid prices in our common stock over the fiscal years ended December 31, 2004, 2003 and 2002 (which are not necessarily representative of actual transactions) is set forth below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2004		2003		2002
Three Months Ended	High	Low	High	Low	High	Low
March 31.51		.25	.07	.065	.45	.18

June 30.46		.25	.15	.055	.30	.20

September 30.26		.12	.14	.07	.40	.08

December 31.22		.15	.08	.06	.18	.05

We use all available funds for working capital purposes and have never paid a dividend. We do not anticipate paying dividends in the future. As of March 7, 2005, the number of record holders of our common stock was 441.

Preferred Stock

Oceanic’s authorized capital stock also includes 600,000 shares of preferred stock, par value $10.00 per share. Our Board of Directors, without further action by the stockholders, is authorized to issue shares of preferred stock in one or more series and to determine the voting rights, preferences as to dividends, and the liquidation, conversion, redemption and other rights of each series. The issuance of a series with voting and conversion rights may adversely affect the voting power of the holders of common stock. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Oceanic without further action by shareholders. We currently have no plan to issue any shares of preferred stock.

Transfer Agent

The Company’s transfer agent is Mellon Investor Services, 1200 17th Street, Suite 1200, Denver, CO 80202.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. You can identify these statements by words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by Oceanic in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected costs of litigation, the volatility and level of oil and natural gas prices, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, fluctuations in the economic environment and other such matters, many of which are beyond our control. You are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

Critical Accounting Policies

The Company’s discussion and analysis of financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, we evaluate our estimates including those related to the realizability of deferred income tax assets and provisions for contingent liabilities. The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Income Taxes

In evaluating the realizability of the net deferred tax assets, the Company takes into account a number of factors, primarily relating to the Company’s ability to generate taxable income. Where it is determined that it is likely that the Company is unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset.

On April 2, 2003, Cordillera sold 546,089 shares of Oceanic stock to NWO Resources Inc. (NWO). This sale of stock increased NWO’s ownership to 25,472,489 shares of Oceanic stock, resulting in 82.4% of total ownership in Oceanic at that time. Because NWO owns more than 80% of Oceanic stock, Oceanic became includable in NWO’s consolidated tax return. NWO maintains tax-sharing agreements with the same provisions applicable to all subsidiaries included in NWO’s consolidated return.

Oceanic and NWO have executed that same tax-sharing agreement. Oceanic’s tax provision will be calculated using then-current statutory rates, on a stand-alone basis, and specifically estimating Oceanic’s book-tax differences, including its share of any differences that apply ratably to all subsidiaries. The provision will include a tax benefit from losses to the extent of previous profits, but only to the extent such profits were included in the NWO consolidated return. To the extent a tax benefit for a loss has not been previously allowed, and Oceanic has profits in a future year which falls within the period to which, on a stand-alone basis, the prior tax loss could be carried forward under United States tax rules, the benefit of the loss will be included in the provision to the extent the loss would provide a tax benefit on a stand-alone basis.

Because it cannot be accurately determined when or if Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the years ended December 31, 2004 and 2003.

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

Contingent Liabilities

In evaluating the need to provide for contingent liabilities, the Company takes into account a number of factors, including the expected likelihood of an unfavorable outcome and the ability to reasonably estimate the financial impact of an unfavorable outcome and management’s intentions with respect to the contingency.

Liquidity and Capital Resources

Oceanic has historically addressed long-term liquidity needs for oil and gas exploration and development through the use of consortium arrangements or farm out agreements. Under such arrangements, we participate with consortium or joint venture partners with respect to financing activities required for a concession. This is a strategy that we intend to continue with respect to concessions/joint participation agreements, including those we currently own.

Cash Flow

Cash used in operating activities during the years ended December 31, 2004 and 2003 was $3,067,281 and $1,747,836, respectively. Ongoing legal and professional fees associated with the pending litigation against ConocoPhillips and other defendants has required substantial expenditures. During the years ended December 31, 2004 and 2003, respectively, Oceanic incurred expenses of $1,891,222 and $1,642,131 related to legal activities and commercial opportunities in the Timor Gap area. These costs are included in exploration expenses resulting in an increase over what exploration expenses have been historically. Legal and consulting costs attributable to the United States lawsuit will continue to be charged to exploration expenses in 2005. If the Court allows the claims in the Company’s Second Amended Complaint to proceed to discovery, legal expenses and cash requirements will continue to increase in 2005.

On April 21, 2004, Oceanic filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC), seeking to register shares of common stock to be issued to stockholders pursuant to a rights offering. Under the terms of the rights offering, the Company offered the holders of its common stock the rights to subscribe for additional shares at a purchase price of $.22 per share on the basis of 0.3161043 shares of common stock for each share held as of May 28, 2004. A total of 9,772,728 shares of common stock were offered to all stockholders. The Registration Statement was declared effective on June 1, 2004 and the offering expired on July 1, 2004. A total of $2,150,000 was collected through the rights offering. The proceeds from the rights offering are being used to fund the cost of the rights offering, pay for the legal and professional expenses associated with the Timor Gap lawsuit and to cover the cost of operations.

Management Fee Revenue

	2004		2003
San Miguel Valley Corporation	$443,033	53%	$276,645	49%
Cordillera Corporation	359,678	43%	276,645	49%
Points Four World Travel, Inc.	0	0%	739	0%
Harvard International Resources, Ltd.	30,000	4%	7,500	2%

Total management fee revenue	$832,711		$561,529

Revenue earned from management fees increased by $271,182 from 2003 to 2004. The revenue from San Miguel increased approximately $13,000 per month during 2004 because of increased management services, the hiring of an additional staff member and increased costs under the management contract. The monthly management fee from Cordillera increased in 2004 by approximately $8,000 per month because of increased personnel time allocated to Cordillera’s activities. The revenue from HIRL represents a full year of services in 2004 versus only one quarter of that same contract in 2003. The consulting agreement for exploration and consulting services between Petrotimor and HIRL was signed in the fourth quarter of 2003.

Because the level of service is dependent upon the needs of each company and available employees, it is normal to see fluctuations from year to year. The Company’s Chairman of the Board and Chief Executive Officer is affiliated with each of these corporations. See Item 11 ‘Certain Relationships and Related Transactions.’ Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense.

During the year ended December 31, 2003, operations of the employment agency in San Diego, California, produced a net loss of approximately $293,820. The 2003 loss was through June 30, 2003 when the division was sold. The agency used $54,925 cash in operations. The sale of the employment agency division generated $449,797 in additional cash, net of selling expenses.

Oceanic had working capital of $392,375 including $792,012 in cash and short term investments at December 31, 2004. This compares with working capital of $960,033 including $1,364,240 in cash and cash equivalents at December 31, 2003. At this current level of cash expenditures, the Company will need new sources of additional funding by June 2005. In March 2005, Oceanic executed a revolving line of credit/promissory note with NWO in an amount not to exceed $2,000,000, at an interest rate of 2% over prime rate with payment in full to be received within one year of the original loan date. In addition, the Company obtained a commitment from NWO to provide additional financing up to an addition $2,000,000, under certain conditions. The Company believes that together with cash on hand at December 31, 2004 plus cash generated from 2005 revenues and additional funding available from NWO, the proceeds from this line of credit will be sufficient to fund operations beyond December 31, 2005. The Company is also evaluating other potential financing sources for long-term capital.

Results of Operations

The increase in management fees revenue of $271,182 for the year ended December 31, 2004 compared to the year ended December 31, 2003 was mostly due to the increase in monthly fees from Cordillera and San Miguel. In addition, the contract for HIRL was in effect for the full year of 2004 as compared to only one quarter in 2003. The HIRL contract was signed in last quarter of 2003.

Costs and expenses for the year ended December 31, 2004 increased $551,516 or 18% in total compared to costs and expenses for the year ended December 31, 2003. Ongoing legal and professional fees, charged to exploration expense, were primarily associated with the litigation regarding East Timor and totaled $1,891,222 during the year ended December 31, 2004. This compares to $1,642,131 during the year ended December 31, 2003. This was an increase of approximately 15%. If the Court allows the claims in the Company’s Second Amended Complaint to proceed to discovery, legal expenses are expected to increase in 2005. The majority of professional fees were investigation costs charged by consultants. Legal fees in 2003’s exploration expenses included the reserve of the restricted cash deposit and the additional accrual of $108,019 estimated to cover defendant’s legal fees in the Australian court case.

Amortization and depreciation for the year ended December 31, 2004 decreased by $1,596 from 2003 as more office equipment became fully depreciated.

Total general and administrative costs for the year ended December 31, 2004 increased by $420,607, or 34%, from the year ended December 31, 2003. An increase in salaries, benefits and taxes of approximately $319,000 was a major portion of this amount. This increase in salaries and benefits was primarily attributable to the addition of one employee, plus general salary increases to employees. This new employee was added in November 2003 and his payroll is completely billed out in management fees to related companies. A significant increase in the cost of medical insurance is also included in this total. Legal fees, included in general and administrative costs, also increased dramatically in 2004.

Other income and expense for the year ended December 31, 2004 changed substantially from 2003. The net change went from a total income of $21,845 in 2003 to expense of $25,487 in 2004. That change was mostly attributable to foreign currency losses of $35,426 as the dollar dramatically decreased in value compared to the British and Australian pounds and the Euro. These substantial foreign currency losses were partially offset by interest and dividends totaling $43,015 earned on the ANZ bank account and the US Bank short-term investments. Interest and financing costs for 2004 were for the finance charges on the capitalized lease for an office copier and interest expense on the estimated United Kingdom tax debt. These were virtually unchanged from 2003.

At December 31, 2004, the Company had a deficit in stockholders’ equity of $329,805. The Company’s liabilities exceeded the book value of its assets, net of allowance and reserves, by this amount. Funds used for the litigation relating to the Timor Gap are expensed and do not create assets with book value. The deficit in stockholders equity can be expected to increase to the extent that future litigation costs are financed through the NWO line of credit or other debt instruments.

ITEM 7. FINANCIAL STATEMENTS

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2004 and 2003

(With Report of Independent Registered Public Accounting Firm Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Oceanic Exploration Company

We have audited the accompanying consolidated balance sheets of Oceanic Exploration Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oceanic Exploration Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Cleveland, Ohio
March 7, 2005

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2004	2003
Assets
Cash, unrestricted	$382,436	$1,364,240
Short-term investments	409,576	—
Due from affiliates	63,205	63,265
Prepaid expenses and other	8,485	32,983

Total current assets	863,702	1,460,488

Oil and gas property interests, full-cost method of accounting	39,000,000	39,000,000
Less accumulated amortization, depreciation, and impairment allowance	(39,000,000)	(39,000,000)

	—	—

Furniture, fixtures, and equipment	81,216	79,728
Less accumulated depreciation	(64,996)	(54,520)

	16,220	25,208

Restricted cash (note 5)	—	—

Total assets	$879,922	$1,485,696

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$167,860	$66,265
Accrued expenses	303,467	434,190

Total current liabilities	471,327	500,455

United Kingdom taxes payable, including accrued interest	730,486	650,946
Other non-current liabilities	7,914	11,252

Total non-current liabilities	738,400	662,198

Commitments and contingencies (notes 2 and 5)

Total liabilities	1,209,727	1,162,653

Stockholders’ equity (deficit): (note 3)
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 50,000,000 shares; 40,688,881 and 30,916,154 shares issued and outstanding, respectively	2,543,055	1,932,259
Capital in excess of par value	3,323,410	1,847,241
Retained deficit	(6,196,270)	(3,456,457)

Total stockholders’ equity (deficit)	(329,805)	323,043

Total liabilities and stockholders’ equity (deficit)	$879,922	$1,485,696

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2004 and 2003

	2004	2003
Revenue:
Management revenue — related parties	$832,711	$561,529

Costs and expenses:
Exploration expenses (note 5)	1,896,216	1,763,711
Amortization and depreciation	10,476	12,072
General and administrative	1,640,345	1,219,738

	3,547,037	2,995,521

Operating loss	(2,714,326)	(2,433,992)

Other income (expense):
Interest income	27,929	39,448
Interest expense and financing costs	(25,397)	(25,010)
Foreign currency gains (losses)	(28,019)	7,407

	(25,487)	21,845

Loss before income taxes	(2,739,813)	(2,412,147)

Income tax expense (note 6)	—	—

Net loss from continuing operations	$(2,739,813)	$(2,412,147)

Loss from operations and disposal of discontinued temporary employment services division	—	(302,820)

Net Loss	$(2,739,813)	$(2,714,967)

Basic and diluted loss per common share from continuing operations	$(0.076)	$(0.078)

Basic and diluted loss per common share from discontinued operations	$—	$(0.010)

Basic and diluted loss per common share	$(0.076)	$(0.088)

Weighted average number of common shares outstanding	35,855,920	30,916,154

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2004 and 2003

	2004	2003
Common stock:
Balance, beginning of year	$1,932,259	$1,932,259
Common stock issued in connection with rights offering (note 3)	610,796	—

Balance, end of year	$2,543,055	$1,932,259

Capital in excess of par value:
Balance, beginning of year	$1,847,241	$1,847,241
Additional paid in capital from rights offering, net of related costs (note 3)	1,476,169	—

Balance, end of year	$3,323,410	$1,847,241

Retained deficit:
Balance, beginning of year	$(3,456,457)	$(741,490)
Net loss	(2,739,813)	(2,714,967)

Balance, end of year	$(6,196,270)	$(3,456,457)

Total stockholders’ equity (deficit)	$(329,805)	$323,043

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss from continuing operations	$(2,739,813)	$(2,412,147)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	10,476	12,072
Changes in operating assets and liabilities:
Decrease in due from affiliates	60	127,795
(Increase) decrease in prepaid expenses and other assets	24,498	(11,409)
Other non-current assets and restricted cash	—	186,629
Increase (decrease) in accounts payable	101,595	(41,008)
Increase (decrease) in accrued expenses	(130,723)	310,576
Increase (decrease) in United Kingdom taxes payable, including accrued interest payable	79,540	82,552
Decrease in other non-current liabilities	(3,338)	(2,896)

Net decrease in cash from continuing operations	$(2,657,705)	$(1,747,836)

Cash used in investing activities:
Purchase of short-term investments	(409,576)	—
Purchase of fixed assets	(1,488)	—

Total cash used in investing activities	(411,064)	—

Cash flows from financing activities:
Proceeds from rights offering, net	2,086,965	—

Cash flows from discontinued temporary employment division, net	—	449,797

Net decrease in cash, unrestricted	(981,804)	(1,298,039)

Cash, unrestricted at beginning of period	1,364,240	2,662,279

Cash, unrestricted at end of period	$382,436	$1,364,240

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(1) Accounting Policies

(a)	General

Oceanic Exploration Company (Oceanic) was incorporated as a Delaware corporation in December 1968. With our subsidiaries, Oceanic International Properties Company (OIPC) and Petrotimor Companhia de Petroleos, SA (Petrotimor) collectively ‘the Company.’ The Company has historically engaged in the business of acquiring oil and gas concessions covering large blocks of acreage in selected locations around the world. The term “concession” means exploration, development and production rights with respect to a specific area. Rights may be created by agreement with a government, governmental agency or corporation. After the Company buys those rights, the Company conducts exploration activities on that property, including seismic and other geophysical evaluation and exploratory drilling where appropriate. The Company did not conduct any exploration activities and it did not receive any material from oil and gas properties in 2004 or 2003. Oceanic is actively pursuing legal claims arising from the disputed oil and gas concession the Company has to acreage in the Timor Gap between East Timor and Australia.

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

Together, these management services provided all of the Company’s total revenue in 2004 and 2003.

(b)	Consolidation Rules

The consolidated financial statements include the accounts of Oceanic, the wholly owned domestic subsidiary OIPC, and the 99% owned foreign subsidiary Petrotimor. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Income Taxes

In evaluating the realizability of its net deferred tax assets, the Company takes into account a number of factors, primarily relating to the Company’s ability to generate taxable income. Where it is determined that it is likely that the Company will be unable to realize deferred tax assets, a valuation allowance is established against that portion of the deferred tax asset.

On April 2, 2003, Cordillera sold 546,089 shares of Oceanic stock to NWO Resources (NWO). This sale of stock increased NWO’s ownership to 25,472,489 shares of Oceanic stock, resulting in 82.4% of total ownership in Oceanic at that time. Because NWO owns more than 80% of Oceanic stock, Oceanic became includable in NWO’s consolidated tax return. NWO maintains tax-sharing agreements with the same provisions applicable to all subsidiaries included in NWO’s consolidated return.

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

Because it cannot be accurately determined when Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the years ended December 31, 2004 and 2003.

(d)	Contingent Liabilities

In evaluating the need to provide for contingent liabilities, the Company takes into account a number of factors, including the expected likelihood of an unfavorable outcome and the ability to reasonably estimate the financial impact of an unfavorable outcome and management’s intentions with respect to the contingency.

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

The Company has adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In 2004 and 2003, no events or circumstances occurred that resulted in an impairment charge or warranted a revision of the remaining useful lives of any of these assets.

(i)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturity date of three months or less to be cash equivalents.

(j)	Short-term investments

The Company’s short-term investments consist of bonds with maturities less than one year from the balance sheet date and mutual funds. Bonds are classified as held-to-maturity, while mutual funds are classified as trading securities.

(k)	Reclassifications

Certain amounts recorded in prior periods have been reclassified to conform to current period presentation. This is especially relevant to financial data reported for the employment division.

(l)	Oil and Gas Properties

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

The Company’s offshore Greece oil and gas property interests represent a 15% net profit interest in such properties. The property is fully depleted for book purposes.

(2) Cash Requirements

Oceanic had working capital of $392,375 including $792,012 in cash and short term investments at December 31, 2004. This compares with working capital of $960,033 including $1,364,240 in cash and cash equivalents at December 31, 2003. At this current level of cash expenditures, the Company will need new sources of additional funding by June 2005. In March 2005, Oceanic executed a revolving line of credit/promissory note with NWO in an amount not to exceed $2,000,000, at an interest rate of 2% over prime rate with payment in full to be received within one year of the original loan date. In addition, the Company obtained a commitment from NWO to provide additional financing up to an additional $2,000,000, under certain conditions. The Company believes that together with cash on hand at December 31, 2004 plus cash generated from 2005 revenues and additional funding available from NWO, the proceeds from the NWO line of credit will be sufficient to fund operations beyond December 31, 2005. The Company is also evaluating other potential financing sources for long-term capital.

(3) Rights Offering

On April 21, 2004, Oceanic filed a Registration Statement on Form SB-2 with the SEC, seeking to register shares of common stock to be issued to stockholders pursuant to a rights offering. Under the terms of the rights offering, the Company offered the holders of its common stock the rights to subscribe for additional shares at a purchase price of $.22 per share on the basis of 0.3161043 shares of common stock for each share held as of May 28, 2004. A total of 9,772,728 shares of common stock were offered to all stockholders. The Registration Statement was declared effective on June 1, 2004 and the offering expired on July 1, 2004. A total of $2,150,000 was collected and 9,772,727 shares were issued through the rights offering. The proceeds from the rights offering are being used to fund the cost of the rights offering, pay for the legal and professional expenses associated with the Petrotimor lawsuit and to cover the cost of operations.

(4) Discontinued Operations — Sale of Alliance Employment Services Division

On June 30, 2003, Oceanic sold the assets comprising the Alliance Staffing Division, dba Alliance Employment Solutions (Alliance) to Cordillera. The assets sold included all furniture and equipment used by Alliance as well as Alliance’s accounts receivable, customer contracts, trade name and other intangibles. Cordillera paid approximately $514,000 in cash for the purchase of Alliance, calculated as the net book value of Alliance at the close of business on June 30, 2003, as adjusted. The sales contract stated that Cordillera was obligated to pay additional amounts to Oceanic calculated as 25% of Alliance’s cumulative after-tax earnings through the period ending June 30, 2005. There were no after tax earnings attributed to Alliance through December 31, 2004. No additional amounts will be received under this contract.

Cordillera is a related company having some common elements of control with Oceanic. James N. Blue is Chairman of the Board of Directors and President of NWO Resources, Inc. Mr. Blue is also Chairman of the Board of Directors, President and indirect beneficial owner of a majority of the common stock of Cordillera, the major stockholder of NWO Resources, Inc. In addition, Mr. Blue serves as Chairman of the Board of Directors of Oceanic and was an “interested director” with respect to the sale of Alliance from Oceanic to Cordillera. Other Oceanic board members who may be deemed to be “interested directors” due to their relations with Mr. Blue and Mr. Blue’s affiliates are Mr. Charles N. Haas and Dr. John L. Redmond.

The sale was approved at a special meeting of the Board of Directors of Oceanic on June 16, 2003. All of Oceanic’s directors who are not “interested directors” approved the sale after a review of the ongoing financial losses of Alliance and its negative impact on Oceanic’s cash flow.

Oceanic accounted for the sale of the employment operations as discontinued operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The loss on the sale included closing costs from the transaction. Operating results represent six months of operations through the date of sale on June 30, 2003.

(5) Exploration Expenses

In 1974 Petrotimor, a 99% owned subsidiary of Oceanic, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million-acre area between East Timor and Australia in an area known as the “Timor Gap.” At that time, Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976 Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.

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

Commercial Opportunity in East Timor. Oceanic submitted an application for an Expansion of Seabed Concession to the transitional government of East Timor in October 2001 requesting that Petrotimor’s 1974 concession area be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. The Company believes that East Timor is entitled, under international law, to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations Convention on the Law of the Sea. Oceanic believes that by so doing, East Timor could acquire jurisdiction over hydrocarbon reserves containing approximately 12 trillion cubic feet of natural gas and associated condensate.

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

On March 1, 2004, Oceanic and Petrotimor filed suit in United States District Court for the District of Columbia seeking damages suffered by both companies from the actions of ConocoPhillips, its subsidiaries and other defendants (the Respondents) that relate to Oceanic’s interests in the Timor Gap.

There were several procedural challenges by the respondents. A hearing by the full court on the question of whether the Court had jurisdiction over this claim was held on May 16 and 17, 2002. On February 3, 2003, the Federal Court of Australia issued an adverse decision in Petrotimor v. Commonwealth of Australia, ruling that it lacked the jurisdiction to hear the claims made by Oceanic and Petrotimor. On May 6, 2003, the Federal Court ruled that it lacked jurisdiction relating to claims of misuse of confidential information.

The Company sought special leave in 2003 to appeal to the Australian High Court. That appeal was discontinued on February 6, 2004 when the Company determined that the most appropriate venue, under the circumstances, would be in the United States.

As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of December 31, 2004 the Company had $282,031 ($361,532 Australian dollars) on deposit with ANZ Bank as collateral for the Guarantees. These funds are designated as restricted cash. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. Accordingly, this balance has been fully reserved to provide for those legal charges. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court. The Company estimates that the amount should not exceed $390,050 ($500,000 Australian dollars). Accordingly, the Company has reserved an additional amount of $108,019 to cover the estimated full liability.

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

On February 8, 2005, the Court heard oral arguments on the defendants’ motions to dismiss. The Court denied the defendants’ motions to dismiss as moot. However, the Court also dismissed the plaintiffs’ First Amended Complaint without prejudice to the filing of a Second Amended Complaint, as described above, to more fully reflect the plaintiffs’ case. The Complaint was amended to reflect claims that the Company was effectively prevented from obtaining concessions granted by the Designated Authority due to the misdeeds of other defendants. The Court directed the plaintiffs to precisely respond to each and every argument raised by the defendants’ “compelling motions to dismiss.” The Second Amended Complaint was filed with the Court on March 1, 2005. The defendants may file renewed motions to dismiss with the Court by March 28, 2005. The plaintiffs’ responses to the defendants’ motions are due by April 18, 2005. Any responses from the defendants must be filed by April 28, 2005.

The Company anticipates that the defendants will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. The Company understands that pursuing this lawsuit to its fullest extent in 2005 could take substantial time by Company personnel and substantial Company expense. Additional resources may be required in connection with this litigation. The Company believes that the financial opportunity justifies this substantial commitment of time and expense.

(6) Income Taxes

Income tax benefit (expense) consists of the following:

	2004	2003
Current:
U.S. federal	$—	$—
U.S. state	—	—

Total current income tax expense	—	—

Deferred:
U.S. federal	935,983	889,455
Increase in valuation allowance	(935,983)	(889,455)

Total deferred income tax expense	—	—
Total income tax expense	$—	$—

The reconciliation between tax expense computed by multiplying pretax income by the U.S. federal statutory rate of 34% and the reported amount of income tax benefit (expense) is as follows:

	2004	2003
Computed at the U.S. statutory rate	$931,536	$923,089
Increase in the valuation allowance	(935,983)	(889,455)
Foreign exploration expenses not deducted for tax purposes	—	(31,934)
Adjustment of taxes provided in prior years and other, net	4,447	(1,700)

Income tax benefit (expense)	$—	$—

At December 31, 2004 and 2003, significant components of deferred tax assets and liabilities (excluding foreign tax credits) are as follows:

	2004	2003
Deferred tax assets (liabilities), net:
Net operating loss carryforward	$562,130	$291,464
Foreign tax credit carryforwards	461,788	461,788
Legal and consulting expenses capitalized for tax purposes	987,390	344,654
Oil and gas properties, principally due to differences in depreciation and depletion and impairment	152,511	152,511
Reserve for Australian litigation expenses	132,617	127,500
Other	34,662	17,198

	2,331,098	1,395,115

Valuation allowance	$(2,331,098)	$(1,395,115)

The deferred tax assets at December 31, 2004 for which a valuation allowance has been recorded, will be recognized when their realization is more likely than not. The Company's available net operating loss carryforwards expire in 2023 and 2024. Foreign tax credits expire in 2005.

(7) Related Party Transactions

Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel, a real estate company. Oceanic also provides management, professional and administrative services to Cordillera, a holding company. Oceanic’s management is responsible for the day-to-day management of real estate and general aviation activities of Cordillera. Starting in the fourth quarter of 2003, the subsidiary Petrotimor began providing exploration and consulting services to HIRL, a related company. This contract differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month. These contracts for management services have no contractual termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring sixty days termination notice.

Oceanic also provided bookkeeping and tax return services to Points Four World Travel, Inc., a holding company, until those services were terminated on March 31, 2003. Our Chairman of the Board of Directors and Chief Executive Officer is affiliated with each of these corporations.

Management Fee Revenue

	2004		2003
San Miguel Valley Corporation	$443,033	53%	$276,645	49%
Cordillera Corporation	359,678	43%	276,645	49%
Points Four World Travel, Inc.	0	0%	739	0%
Harvard International Resources, Ltd.	30,000	4%	7,500	2%

Total management fee revenue	$832,711		$561,529

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

Karsten Blue, an employee of Cordillera and son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a Service Agreement with Cordillera. This contract, as amended, states that Oceanic compensates and reimburses Cordillera for Karsten Blue’s services at the rate of $1,347 per week, not to exceed $70,034 per year, and for any out-of-pocket business expenses incurred in connection with these activities. The Company expensed $70,034 in 2004 and $67,470 in 2003 for Karsten Blue’s services. The out-of-pocket business expenses were immaterial in 2004 and 2003.

Oceanic contributes amounts to a defined contribution pension plan and a 401(k) plan administered by Cordillera. The Company makes contributions to these plans in accordance with the plan documents. During the years ended December 31, 2004 and 2003, the Company recorded expense of $108,620 and $83,567, respectively, under the plans.

Oceanic currently leases office space at 7800 East Dorado Place, Suite 250, Englewood, CO 80111 from Sorrento West Properties, Inc., a company indirectly owned and controlled by James N. Blue and his family. The Company believes that, with respect to the lease, it obtained terms no less favorable than those that could have been obtained from unrelated parties in arms-length transactions. The lease was entered into on September 1, 2000 and expires on August 31, 2005. Under the terms of the lease, Oceanic leases 4,990 square feet of space at an annual cost of $18.50 per square foot. The lease provides for additional rent to cover the tenant’s pro-rata share of insurance, taxes, common area maintenance and other charges. This maintenance charge is subject to change annually. Our facilities are adequate for our current needs and we anticipate renewing this lease at a fair market rate.

Rent expense for the years ended December 31, 2004 and 2003 was $92,315 and $90,652 respectively. The lease obligation for the Alliance employment division was sold with the operations on June 30, 2003. Future minimum lease payments under non-cancelable operating leases for office space for the final remaining eight months in 2005 is $61,792.

(8) Supplemental Financial Data – Oil and Gas Producing Activities

The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, Disclosure about Oil and Gas Producing Activities.

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

	2004	2003
Proved properties (foreign)	$39,000,000	$39,000,000
Accumulated amortization, depletion and impairment allowance	(39,000,000)	(39,000,000)

	$—	$—

Costs recorded as exploration expense are primarily related to litigation activities and the application to expand the East Timor concession (see Note 5). For the years ended December 31, 2004 and 2003, Oceanic recorded exploration costs as follows:

	2004	2003
Exploration expense (primarily legal and consulting fees)	$1,896,216	$1,763,711

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

On June 30, 2003, Oceanic sold the employment operations which provided services consisting of executive search, professional and technical placement, human resources consulting, site management and contract staffing to companies primarily in the San Diego, California area. As a result of the disposition of the employment operations, the Company’s continuing operations consist of one operating segment. Accordingly, no segment information has been presented for the years ended December 31, 2004 and 2003.

(10) Significant Customers

As of December 31, 2004 and 2003, Oceanic had accounts receivable only from related parties. Accordingly, there were no unrelated customers who were considered to be significant.

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

In addition, the Company may be involved from time to time in various claims and lawsuits incidental to its business. In the opinion of Oceanic’s management, no claims or lawsuits exist at December 31, 2004 that will result in a material adverse effect on the financial position or operating results of the Company.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the members of the Board of Directors and our executive officers, and sets forth the position with Oceanic held by each:

Name	Age	Position
James N. Blue	69	Director, Chairman of the Board and Chief Executive Officer

Charles N. Haas	67	Director and President

John L. Redmond	74	Director and Vice President, International Exploration

Gene E. Burke, M.D.	75	Director

Sidney H. Stires	75	Director

Janet A. Holle	53	Secretary/Vice President

Courtney Cowgill	51	Chief Financial Officer/Treasurer

Directors hold these positions until their respective successors are elected and qualified. The current directors, except for Dr. John L. Redmond, were elected prior to 1982 and no meeting of the stockholders has been held since 1982. Dr. Redmond was appointed in 1994 by the remaining directors to fill a vacancy on the Board of Directors. There is no audit committee of the Board of Directors for 2004, so the entire Board of Directors is fulfilling that role. The Board of Directors is expecting to continue to act as the audit committee for 2005.

James N. Blue. Mr. Blue has been a director and officer since 1981. He has also been Chairman of the Board of Directors of General Atomic Technologies Corporation in San Diego, California, President and a director of NWO Resources, Inc. and Chairman of the Board of Directors and President of Cordillera for more than the last five years.

Charles N. Haas. Mr. Haas has been a director and officer since 1981. He has also been a director and Vice President of Cordillera for more than the last five years. Mr. Haas has also been President and director of San Miguel Valley Corporation for more than the last five years.

John L. Redmond. Dr. Redmond has been a director since 1994. He has been Vice President, International Exploration since 1990.

Gene E. Burke, M.D. Dr. Burke has been a director since 1972. He has been a physician in sole practice in Houston, Texas for more than the last five years.

Sidney H. Stires. Mr. Stires has been a director since 1980. During that time Mr. Stires was the President of Stires & Co., Inc., an investment banking company in New York, NY. Mr. Stires retired in 2002.

Janet A. Holle. Ms. Holle has been an officer since 1987.

Courtney Cowgill. Ms. Cowgill joined Oceanic as Chief Financial Officer and Treasurer in May, 2003. Ms. Cowgill has more than 25 years of accounting experience, including 3 years of experience as an auditor with a national accounting firm. She has served as Internal Audit Manager, Controller and CFO positions for the last 20 years. Ms. Cowgill holds an active CPA license in the State of Colorado.

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

Code of Ethics for Directors, Management and Employees

The Board of Directors adopted a Code of Ethics that applies to its directors, financial officers and other employees. The Code was filed as an exhibit to the 2003 Form 10-KSB.

Securities Trading Policy/Timely Reporting of Events

The Board of Directors adopted a Stock Trading Policy that applies to its directors, management, employees and other “insiders.” The Policy was filed as an exhibit to the 2003 Form 10-KSB.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to it, the Company believes that all such filing requirements were complied with by its directors and officers.

ITEM 10. EXECUTIVE COMPENSATION

The following information summarizes compensation paid to James N. Blue, Chief Executive Officer, Charles N. Haas, President and Courtney Cowgill, CFO/Treasurer.

     SUMMARY COMPENSATION TABLE

		Annual Compensation				Long Term Compensation
						Awards		Payouts
							Securities
					Other		Under-
					Annual	Restricted	lying		All other
					Compen-	Stock	Options/	LTIP	Compen-
Name and	Fiscal	Salary		Bonus	sation	Awards	SARS(#)	Payouts	sation
Principal position	Year	($)		($)	($)	($)	($)	($)	($)
James N. Blue,	2004	60,000	[1]
Chairman of the	2003	60,000	[1]
Board and CEO	2002	60,000	[1]
Charles N. Haas,	2004	175,000	[2]						25,907	[3]
President	2003	175,000	[2]						26,016	[3]
	2002	175,000	[2]						26,136	[3]
Courtney Cowgill,	2004	111,569							6,696	[3]
CFO/Treasurer	2003	59,646	[4]

[1]	Monthly officer’s fee of $5,000.

[2]	A portion of the salary and other compensation paid to Mr. Haas has been reimbursed based on cost sharing arrangements with other companies. See “Certain Relationships and Related Transactions-Management Agreements.”

[3]	Oceanic is a participant in the Cordillera and Affiliated Companies Money Purchase Pension Plan and 401(k) Plan, covering all qualified employees of Oceanic. The pension plan is a non-contributory defined contribution plan. Oceanic contributions to this plan are based on 6% of total compensation not exceeding the limit established annually for the Federal Insurance Contribution Act (FICA) and 11.7% of compensation in excess of this limit. Vesting begins after two years of service at a rate of 20% annually with full vesting subsequent to six years of service or upon retirement, death or permanent disability. The 401(k) plan provides for discretionary employee contribution of up to 12% of annual pre-tax earnings, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code. Oceanic is required to match contributions to the extent of 6% of annual employee compensation. An employee can participate in these plans the first full year of service after their start date.

[4]	Ms. Cowgill commenced employment in May 2003.

Members of the Board of Directors who are not employees of Oceanic or any of its affiliates receive directors’ fees of $500 per month. Members of the Board of Directors who are employees do not receive directors’ fees. Mr. Blue receives a monthly fee of $5,000 for services as an officer of Oceanic.

Oceanic has no material employment contracts at this time.

Oceanic has no compensation committee. James N. Blue and Charles N. Haas participated in all deliberations concerning executive officer compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2004, there were issued and outstanding 40,688,881 shares of common stock, which is Oceanic’s only outstanding class of voting securities. Holders of common stock are entitled to one vote per share on each matter upon which stockholders may be entitled to vote.

The following table sets forth information regarding shares of common stock beneficially owned as of March 1, 2005 by (i) each person known by us to beneficially own 5% or more of the outstanding common stock, (ii) by each director, (iii) by each person named in the summary compensation table and (iv) by all officers and directors as a group.

Names and Addresses of Officers,	Amount of	Nature of Beneficial	Percentage of
Directors and Principal Stockholders	Common Stock	Ownership	Class
NWO Resources, Inc.[1] c/o Samuel C. Randazzo 21 E. State Street, Suite 1700 Columbus, OH 43215	34,265,713	Shared voting and investment power	84.2%
Cordillera Corporation[1] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	389	Shared voting and investment power	Less than 1%
James N. Blue[1,3] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None	[1]	N/A
Charles N. Haas[2,3] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None	[2,3]	N/A
Sidney H. Stires[3] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	359,966	[4]	Less than 1%
Gene E. Burke, M.D.[3] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	507	By spouse	N/A
John L. Redmond[3] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None		N/A
All directors and officers as a group (7 persons)	360,473	[2,3,4]	Less than 1%

[1]	Mr. Blue is Chairman of the Board of Directors and President of Cordillera, the major stockholder of NWO Resources, Inc., which owns 84.2% of our stock. Through affiliates, Mr. Blue indirectly beneficially holds a majority of the common stock of Cordillera, which owns an additional .001% of Oceanic’s stock. Mr. Blue is Chairman of the Board of Directors and President of NWO Resources, Inc.

[2]	Mr. Haas is a director and a Vice President of Cordillera.

[3]	Director of Oceanic Exploration.

[4]	Of these shares, 322,110 shares are owned by Mr. Stires’ wife’s trust. 22,031 shares are held by Mr. Stires as a UGMA custodian for his minor grandchildren and 15,825 are owned by Mr. Stires.

There are no equity compensation plans in place for directors, officers or employees.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel, a real estate company. Oceanic also provides management, professional and administrative services to Cordillera, a holding company. Oceanic’s management is responsible for the day-to-day management of real estate and general aviation activities of Cordillera. Starting in the third quarter of 2003, the subsidiary Petrotimor began providing exploration and consulting services to HIRL, a related company. The contract with HIRL is a flat charge of $2,500 per month. These contracts for management services have no contractual termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring sixty days termination notice.

Oceanic also provided bookkeeping and tax return services to Points Four World Travel, Inc., a holding company, when those services were terminated on March 31, 2003. Our Chairman of the Board of Directors and Chief Executive Officer is affiliated with each of these corporations.

Management Fee Revenue

	2004		2003
San Miguel Valley Corporation	$443,033	53%	$276,645	49%
Cordillera Corporation	359,678	43%	276,645	49%
Points Four World Travel, Inc.	0	0%	739	0%
Harvard International Resources, Ltd.	30,000	4%	7,500	2%

Total management fee revenue	$832,711		$561,529

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

Karsten Blue, an employee of Cordillera and son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a Service Agreement with Cordillera. This contract, as amended, states that Oceanic compensates and reimburses Cordillera for Karsten Blue’s services at the rate of $1,347 per week, not to exceed $70,034 per year, and for any out-of-pocket business expenses incurred in connection with these activities. The Company expensed $70,034 in 2004 and $67,470 in 2003 for Karsten Blue’s services. The out-of-pocket business expenses were immaterial in 2004 and 2003.

Employee Benefit Plans

Cordillera has a defined contribution pension plan and a 401(k) plan covering all qualified employees of Oceanic. The plans are not limited to officers and directors. Employees must be at least 21 years of age and have one year of service. Collective bargaining employees, nonresident aliens who receive no income from U.S. sources and leased employees are the only employees not eligible to participate. Contributions to the pension plan are based on a percentage of employee compensation ranging from 6% to 11.7%. Oceanic is required to match employee 401(k) contributions up to 6% of annual compensation. For the years ended December 31, 2004 and 2003, the Company recorded $108,620 and $83,567, respectively, as pension expense and 401(k) expense under these plans. Mr. Blue serves as Chairman of the Board of Directors and President of Cordillera. He is also the indirect beneficial owner of a majority of the common stock of Cordillera.

Lease of Office Space

Oceanic currently leases office space at 7800 East Dorado Place, Suite 250, Englewood, CO 80111 from Sorrento West Properties, Inc., a company indirectly owned and controlled by James N. Blue and his family. The Company believes that, with respect to the lease, it obtained terms no less favorable than those that could have been obtained from unrelated parties in arms-length transactions. The lease was entered into on September 1, 2000 and expires on August 31, 2005. Under the terms of the lease, Oceanic leases 4,990 square feet of space at an annual cost of $18.00 per square foot for the first three years of the lease and $18.50 per square foot for the final two years of the lease. The lease provides for additional rent to cover the tenant’s pro-rata share of insurance, taxes, common area maintenance and other charges. This maintenance charge is subject to change annually. The facilities are adequate for our current needs and we anticipate renewing this lease at a fair market rate.

General

All future affiliated transactions will be entered into with terms at least as favorable as could be obtained from unaffiliated independent third parties. Options, warrants or grants of stock will not be issued to officers, directors, employees, 5% shareholders or affiliates with an exercise price of less than 85% of the fair market value.

Tax Sharing Agreement

On April 2, 2003, Cordillera sold 546,089 shares of Oceanic stock to NWO Resources (NWO). This sale of stock increased NWO’s ownership to 25,472,489 shares of Oceanic stock, resulting in 82.4% of total ownership in Oceanic at that time. Because NWO owns more than 80% of Oceanic stock, Oceanic became includable in NWO’s consolidated return. NWO maintains tax-sharing agreements with the same provisions applicable to all subsidiaries included in NWO’s consolidated return. Oceanic and NWO have now executed that same tax-sharing agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed herewith are listed below and if not located in another previously filed registration statement or report, are attached to this registration statement at the pages set out below. The “Exhibit Number” below refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit	Location
2.1	Agreement of Purchase and Sale of Assets between Oceanic Exploration Company, Alliance Services Associates, Inc., Alliance Staffing Associates, Inc. and the parties executing the Agreement as shareholders of Alliance Staffing Associates, Inc. Pursuant to Item 601(b)(2) of Regulation S-X, the Exhibits referred to in the Agreement are omitted. We agree to furnish supplementally a copy of such Exhibit to the Commission upon request.	Exhibit 99.1 of Form 8-K dated March 31, 2000
3.1	Certificate of Incorporation (including all amendments)	Exhibit 3 of the Report on Form 10-K for the year ended September 30, 1980 (SEC File No. 000-06540)
3.2	Bylaws (including all amendments)	Exhibit 3.1 of Form 8 (Amendment No. 1 to 10-K Report) dated June 1, 1982 (SEC File No. 000-06540)
3.3	Form of Amended and Restated Certificate of Incorporation	Exhibit 3.3 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.1	Memorandum of Agreement dated June 30, 1976 between Oceanic Exploration Company and Denison Mines Limited	Exhibit 9.2 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.2	Letter Agreement dated July 28, 1976 amending Agreement of June 30, 1976	Exhibit 9.3 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.3	Amendment dated August 27, 1976 to Agreement of June 30, 1976	Exhibit 9.4 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.4	Management Agreement with Cordillera Corporation dated January 1, 2000	Exhibit 10.2 of the Report of Form 10-QSB for the quarter ended March 31, 2000

Exhibit Number	Name of Exhibit	Location
10.5	Management Agreement with San Miguel Valley Corporation dated January 1, 2000	Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended March 31, 2000
10.6	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Alliance Services Associates, Inc.	Exhibit 99.2 of the Report of Form 8-K dated March 31, 2000
10.7	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Alliance Staffing Associates, Inc.	Exhibit 99.3 of the Report of Form 8-K dated March 31, 2000
10.8	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Karsten N. Blue	Exhibit 99.4 of the Report of Form 8-K dated March 31, 2000
10.9	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Linden P. Blue	Exhibit 99.5 of the Report of Form 8-K dated March 31, 2000
10.10	Office Building Lease with Sorrento West Properties, Inc. dated September 1, 2000	Exhibit 10 of the Report on Form 10-QSB for the quarter ended September 30, 2000
10.12	Management Agreement with Points Four World Travel, Inc. dated April 1, 2001	Exhibit 10.1 of the Report on Form 10-QSB for the quarter ended June 30, 2002
10.13	Office Building Lease with Sorrento Square, LLC dated October 18, 2001	Exhibit 10.2 of the Report on Form 10-QSB for the quarter ended June 30, 2002
10.14	Concession Contract between the Portuguese Government (by the Minister for Overseas) and Petrotimor Companhia de Petroléos, S.A.R.L. dated December 11, 1974	Exhibit 10.14 of Form SB-2 filed August 19, 2002
10.15	Demand Promissory Note (Line of Credit) dated August 15, 2002	Exhibit 10.15 of Form SB-2 filed August 19, 2002
10.16	Farm-out Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.4 of the Report on Form 10-KSB for the year ended March 31, 1995
10.17	Letter Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.5 of the Report on Form 10-KSB for the year ended March 31, 1995
10.18	Letter of Indemnification with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.6 of the Report on Form 10-KSB for the year ended March 31, 1995
10.19	Participation Agreement among Oceanic Exploration Company and Mariah Energy, L.L.C. and Daniel R. Sommer dated September 5, 2000	Exhibit 10.19 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.20	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan amended and restated as of January 1, 2001	Exhibit 10.20 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.21	Cordillera and Affiliated Companies Money Purchase Pension Plan amended and restated as of January 1, 2001	Exhibit 10.21 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.22	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.22 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.23	Cordillera and Affiliated Companies Money Purchase Pension Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.23 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.24	Service Agreement between Oceanic Exploration Company and Cordillera Corporation dated September 1, 2002	Exhibit 10.24 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.25	Agreement of Purchase and Sale of Assets between Oceanic Exploration Company and Cordillera Corporation dated June 17th, 2003	Exhibit 1 of the Report for Form 8-K dated July 15, 2003
10.26	Consulting Agreement between Petrotimor Companhia de	Exhibit 10.26 of the report on Form 10-

Exhibit Number	Name of Exhibit	Location
	Petroleos, SA and Harvard International Resources, Ltd. dated October 1, 2003	KSB for the year ended December 31, 2003.
10.27	Business Consultant Agreement between Petrotimor Companhia de Petroleos, SA and Dr. John L. Redmond dated October 1, 2003	Exhibit 10.27 of the report on Form 10-KSB for the year ended December 31, 2003.
10.28	Income Tax Accounting Agreement between NWO Resources and Oceanic Exploration Company dated October 1, 2003	Exhibit 10.28 of the report on Form 10-KSB for the year ended December 31, 2003.
10.29	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 9, 2004	Exhibit 10.29 of the report on Form 10-KSB for the year ended December 31, 2003.
10.30	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 8, 2005
31	Section 302: Certification of President and Chief Financial Officer
32	Section 906: Certification of President and Chief Financial Officer
99.1	Code Of Ethics For Directors, Management And Employees	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.
99.2	Securities Trading Policy/Timely Reporting Of Events	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to Oceanic by Grant Thornton LLP for the years ended December 31, 2004 and 2003, were:

	2004	2003
Audit services	$43,000	$31,500
Tax services	9,150	0
All other services	0	0

Total	$52,150	$31,500

Grant Thornton LLP billed or will bill Oceanic $43,000, in the aggregate, for professional services rendered by Grant Thornton LLP for the audit of Oceanic’s annual financial statements for the fiscal year ended December 31, 2004, the reviews of the interim financial statements included in the Company’s Forms 10-QSB filed during the year ended December 31, 2004 and services provided in connection with Oceanic’s rights offering and related filings with the SEC during 2004. Grant Thornton LLP billed Oceanic $9,150 during the year ended December 31, 2004 for professional tax services rendered by Grant Thornton LLP in 2004, primarily related to tax return compliance services.

Grant Thornton LLP billed Oceanic $31,500, in the aggregate, for professional services rendered by Grant Thornton LLP for the audit of Oceanic’s annual financial statements for the year ended December 31, 2003 and the reviews of the interim financial statements included in the Company’s Forms 10-QSB filed during the year ended December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANIC EXPLORATION COMPANY

By:	/s/ Charles N. Haas

Charles N. Haas, President

Dated:	March 23, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
1. By the principal executive officer.

/s/ Charles N. Haas		March 23, 2005

Charles N. Haas	President and Director	Date

2. By the principal financial officer and principal accounting officer.

/s/ Courtney Cowgill		March 23, 2005

Courtney Cowgill	Treasurer and Chief Financial Officer	Date

3. By a majority of the Board of Directors.

/s/ James N. Blue		March 23, 2005

James N. Blue	Chairman of the Board of Directors and Chief Executive Officer	Date

/s/ Charles N. Haas		March 23, 2005

Charles N. Haas	Director and President	Date

/s/ John L. Redmond		March 23, 2005

John L. Redmond	Director and Vice President — International Exploration	Date

/s/ Sidney H. Stires		March 23, 2005

Sidney H. Stires	Director	Date

Index to Exhibits

Exhibit Number	Name of Exhibit	Location
2.1	Agreement of Purchase and Sale of Assets between Oceanic Exploration Company, Alliance Services Associates, Inc., Alliance Staffing Associates, Inc. and the parties executing the Agreement as shareholders of Alliance Staffing Associates, Inc. Pursuant to Item 601(b)(2) of Regulation S-X, the Exhibits referred to in the Agreement are omitted. We agree to furnish supplementally a copy of such Exhibit to the Commission upon request.	Exhibit 99.1 of Form 8-K dated March 31, 2000
3.1	Certificate of Incorporation (including all amendments)	Exhibit 3 of the Report on Form 10-K for the year ended September 30, 1980 (SEC File No. 000-06540)
3.2	Bylaws (including all amendments)	Exhibit 3.1 of Form 8 (Amendment No. 1 to 10-K Report) dated June 1, 1982 (SEC File No. 000-06540)
3.3	Form of Amended and Restated Certificate of Incorporation	Exhibit 3.3 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.1	Memorandum of Agreement dated June 30, 1976 between Oceanic Exploration Company and Denison Mines Limited	Exhibit 9.2 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.2	Letter Agreement dated July 28, 1976 amending Agreement of June 30, 1976	Exhibit 9.3 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.3	Amendment dated August 27, 1976 to Agreement of June 30, 1976	Exhibit 9.4 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.4	Management Agreement with Cordillera Corporation dated January 1, 2000	Exhibit 10.2 of the Report of Form 10-QSB for the quarter ended March 31, 2000
10.5	Management Agreement with San Miguel Valley Corporation dated January 1, 2000	Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended March 31, 2000
10.6	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Alliance Services Associates, Inc.	Exhibit 99.2 of the Report of Form 8-K dated March 31, 2000
10.7	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Alliance Staffing Associates, Inc.	Exhibit 99.3 of the Report of Form 8-K dated March 31, 2000
10.8	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Karsten N. Blue	Exhibit 99.4 of the Report of Form 8-K dated March 31, 2000
10.9	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Linden P. Blue	Exhibit 99.5 of the Report of Form 8-K dated March 31, 2000
10.10	Office Building Lease with Sorrento West Properties, Inc. dated September 1, 2000	Exhibit 10 of the Report on Form 10-QSB for the quarter ended September 30, 2000
10.12	Management Agreement with Points Four World Travel, Inc. dated April 1, 2001	Exhibit 10.1 of the Report on Form 10-QSB for the quarter ended June 30, 2002
10.13	Office Building Lease with Sorrento Square, LLC dated October 18, 2001	Exhibit 10.2 of the Report on Form 10-QSB for the quarter ended June 30, 2002
10.14	Concession Contract between the Portuguese Government (by the Minister for Overseas) and Petrotimor Companhia de Petroléos, S.A.R.L. dated December 11, 1974	Exhibit 10.14 of Form SB-2 filed August 19, 2002
10.15	Demand Promissory Note (Line of Credit) dated August 15, 2002	Exhibit 10.15 of Form SB-2 filed August 19, 2002
10.16	Farm-out Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.4 of the Report on Form 10-KSB for the year ended March 31, 1995
10.17	Letter Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.5 of the Report on Form 10-KSB for the year ended March 31, 1995

Exhibit Number	Name of Exhibit	Location
10.18	Letter of Indemnification with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.6 of the Report on Form 10-KSB for the year ended March 31, 1995
10.19	Participation Agreement among Oceanic Exploration Company and Mariah Energy, L.L.C. and Daniel R. Sommer dated September 5, 2000	Exhibit 10.19 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.20	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan amended and restated as of January 1, 2001	Exhibit 10.20 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.21	Cordillera and Affiliated Companies Money Purchase Pension Plan amended and restated as of January 1, 2001	Exhibit 10.21 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.22	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.22 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.23	Cordillera and Affiliated Companies Money Purchase Pension Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.23 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.24	Service Agreement between Oceanic Exploration Company and Cordillera Corporation dated September 1, 2002	Exhibit 10.24 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.25	Agreement of Purchase and Sale of Assets between Oceanic Exploration Company and Cordillera Corporation dated June 17th, 2003	Exhibit 1 of the Report for Form 8-K dated July 15, 2003
10.26	Consulting Agreement between Petrotimor Companhia de Petroleos, SA and Harvard International Resources, Ltd. dated October 1, 2003	Exhibit 10.26 of the report on Form 10-KSB for the year ended December 31, 2003.
10.27	Business Consultant Agreement between Petrotimor Companhia de Petroleos, SA and Dr. John L. Redmond dated October 1, 2003	Exhibit 10.27 of the report on Form 10-KSB for the year ended December 31, 2003.
10.28	Income Tax Accounting Agreement between NWO Resources and Oceanic Exploration Company dated October 1, 2003	Exhibit 10.28 of the report on Form 10-KSB for the year ended December 31, 2003.
10.29	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 9, 2004	Exhibit 10.29 of the report on Form 10-KSB for the year ended December 31, 2003.
10.30	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 8, 2005
31	Section 302: Certification of President and Chief Financial Officer
32	Section 906: Certification of President and Chief Financial Officer
99.1	Code of Ethics for Directors, Management and Employees	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.
99.2	Securities Trading Policy/Timely Reporting of Events	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2004.