Form 10QSB
period 2005-03-31
OCEANIC EXPLORATION CO
filed 2005-05-12
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from ___ to ___. Commission file number 0-6540.

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
May 12, 2005
40,688,881	Common $.0625 Par Value

Transitional Small Business Disclosure Format (Check One)	YES ☐ NO ☑

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Assets	2005	2004
Cash, unrestricted	$284,718	$382,436
Short-term investments	57,191	409,576
Due from affiliates	21,548	63,205
Prepaid expenses and other	8,485	8,485

Total current assets	371,942	863,702

Oil and gas property interests, full-cost method of accounting	39,000,000	39,000,000
Less accumulated amortization, depreciation, and impairment allowance	(39,000,000)	(39,000,000)

	—	—

Furniture, fixtures, and equipment	81,216	81,216
Less accumulated depreciation	(66,231)	(64,996)

	14,985	16,220

Restricted cash (note 4)	—	—

Total assets	$386,927	$879,922

Liabilities and Stockholders’ Deficit

Accounts payable	$98,206	$167,860
Accrued expenses	438,373	303,467

Total current liabilities	536,579	471,327

United Kingdom taxes payable, including accrued interest	718,557	730,486
Other non-current liabilities	6,998	7,914

Total non-current liabilities	725,555	738,400

Total liabilities	1,262,134	1,209,727

Commitments and contingencies (notes 2 and 4)

Stockholders’ deficit (note 3)
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 50,000,000 shares; 40,688,881 shares issued and outstanding	2,543,055	2,543,055
Capital in excess of par value	3,323,410	3,323,410
Retained deficit	(6,741,672)	(6,196,270)

Total stockholders’ deficit	(875,207)	(329,805)

Total liabilities and stockholders’ deficit	$386,927	$879,922

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Management revenue - related parties	$232,770	$208,178

Costs and expenses:
Exploration expenses (note 4)	353,215	621,601
Amortization and depreciation	1,235	3,018
General and administrative	436,677	403,515

	791,127	1,028,134

Operating loss	(558,357)	(819,956)

Other income (expense):
Interest income and realized gains	8,097	7,552
Interest expense and financing costs	(6,389)	(6,342)
Foreign currency gains	11,247	1,514

	12,955	2,724

Loss before income taxes	(545,402)	(817,232)

Income tax expense (note 5)	—	—

Net Loss	$(545,402)	$(817,232)

Basic and diluted loss per common share	$(0.01)	$(0.03)

Weighted average number of common shares outstanding (note 3)	40,688,881	30,916,154

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	March 31,	December 31,
	2005	2004
Common stock:
Balance, beginning of year	$2,543,055	$1,932,259
Common stock issued in connection with rights offering	—	610,796

Balance, end of period	$2,543,055	$2,543,055

Capital in excess of par value:
Balance, beginning of year	$3,323,410	$1,847,241
Additional paid in capital from rights offering net of related costs (note 3)	—	1,476,169

Balance, end of period	$3,323,410	$3,323,410

Retained earnings:
Balance, beginning of year	$(6,196,270)	$(3,456,457)
Net loss for the three months ended March 31, 2005 and the twelve months ended December 31, 2004, respectively	(545,402)	(2,739,813)

Balance, end of period	$(6,741,672)	$(6,196,270)

Total stockholders’ equity	$(875,207)	$(329,805)

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss from continuing operations	$(545,402)	$(817,232)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,235	3,018
Changes in operating assets and liabilities:
Decrease in due from affiliates	41,657	14,996
Decrease in prepaid expenses and other assets	—	813
Increase (decrease) in accounts payable	(69,654)	510,199
Increase (decrease) in accrued expenses	134,906	(71,580)
Increase (decrease) in United Kingdom taxes payable, including accrued interest payable	(11,929)	23,631
Decrease in other non-current liabilities	(916)	(792)

Net decrease in cash from continuing operations	$(450,103)	$(336,947)

Cash flows from financing activities:
Proceeds from sale of short-term investments	352,385	—

Net decrease in cash	(97,718)	(336,947)

Cash at beginning of period	382,436	1,364,240

Cash at end of period	$284,718	$1,027,293

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2005

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of December 31, 2004 that has been derived from audited financial statements, and the unaudited interim consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although Oceanic Exploration Company (‘Oceanic’ or ‘the Company’) believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal recurring accruals have been made which are necessary for the fair presentation of the periods included. Certain amounts recorded in prior periods have been reclassified to conform with current presentation. Interim results are not necessarily indicative of results for a full year. The information included herein should be read in conjunction with the financial statements and notes thereto included in the December 31, 2004 Form 10-KSB.

All of the Company’s revenue is derived from management contracts with related parties. The Company operates as one segment.

(2)	PENDING LITIGATION

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

The Complaint describes violations of the following United States statutes: Racketeer Influenced Corrupt Organizations Act (RICO), the Lanham Act and the Robinson-Patman Act. The Complaint seeks damages of at least $10.5 billion from the defendant, also citing unjust enrichment, unfair competition, and intentional interference with the contract and with prospective economic advantage. Based upon the RICO and anti-trust claims, Oceanic and Petrotimor seek to recover treble damages, reasonable attorneys’ fees and punitive damages.

On February 8, 2005, the Court heard oral arguments on the defendants’ motions to dismiss. The Court denied the defendants’ motions to dismiss as moot. However, the Court also dismissed the plaintiffs’ First Amended Complaint without prejudice to the filing of a Second Amended Complaint, as described above, to more fully reflect the plaintiffs’ case. The Complaint was amended to reflect claims that the Company was effectively prevented from obtaining concessions granted by the Designated Authority due to the misdeeds of other defendants. The Court directed the plaintiffs to precisely respond to each and every argument raised by the defendants’ “compelling motions to dismiss.” The Second Amended Complaint was filed with the Court on March 1, 2005. The defendants filed new motions to dismiss with the Court on March 28, 2005. The Company’s opposition to defendants’ motions to dismiss were filed with the Court on April 18, 2005. A final response, by the defendants, to the Company’s revised complaint was filed on April 28, 2005.

The Company now awaits the decision of the Court on the defendants’ motion to dismiss. The Company is unable to predict when the Court will reach a decision. Although it is impossible to predict the Court’s decision as to the motions to dismiss, the Company continues to believe that it has a persuasive case against the defendants based on the evidence.

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

On April 21, 2004, Oceanic filed a Registration Statement on Form SB-2 with the SEC, seeking to register shares of common stock to be issued to stockholders pursuant to a rights offering. Under the terms of the rights offering, the Company offered the holders of its common stock the rights to subscribe for additional shares at a purchase price of $.22 per share on the basis of 0.3161043 shares of common stock for each share held as of May 28, 2004. A total of 9,772,727 shares of common stock were offered to all stockholders. The Registration Statement was declared effective on June 1, 2004 and the offering expired on July 1, 2004. A total of $2,150,000 was collected and 9,772,727 shares were issued through the rights offering. The proceeds from the rights offering were used to fund the cost of the rights offering, pay for the legal and professional expenses associated with the Petrotimor lawsuit and to cover the cost of operations.

(4)	EXPLORATION EXPENSES

On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the Phillips Petroleum companies operating within the Timor Gap area (the ‘Respondents’). Oceanic and Petrotimor claimed that the Timor Gap Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons including (i) the Timor Gap Treaty and the legislation sought to claim significant portions of the continental shelf over which it had no sovereign rights for Australia, which the Company believes under international law belonged to East Timor, and (ii) the Timor Gap Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic and Petrotimor, without providing for just compensation as required by Australian law. On February 3, 2003, the Federal Court of Australia issued an adverse decision in Petrotimor v. Commonwealth of Australia. The Federal Court ruled that it lacked the jurisdiction to hear the claims made by Oceanic and Petrotimor. The Company sought special leave in 2003 to appeal to the High Court. These appeals were discontinued on February 6, 2004 when the Company determined that the most appropriate venue, under the circumstances, would be in the United States courts.

As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of March 31, 2005 and December 31, 2004, the Company had $281,019 and $282,031, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due to the exchange rate fluctuation between the U.S. and Australian dollars offset by interest earned on the account. These funds are designated as restricted cash. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. Accordingly, this balance has been fully reserved against those legal charges. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court. The Company estimates that the amount should not exceed $500,000 in Australian dollars ($358,095 in U.S. dollars). Accordingly, the Company reserved an additional amount to cover the estimated full liability.

During the three months ended March 31, 2005 and 2004, the Company incurred expenses of $353,215 and $621,601, respectively, related to legal, consulting and commercial activities in Australia and the Timor Gap area. These expenses have been recorded as exploration expenses in the accompanying statements, and will continue to be recorded in the same manner in 2005.

(5)	INCOME TAXES

Oceanic and NWO Resources, Inc. (NWO), Oceanic’s principal shareholder, maintain a tax-sharing agreement with the same provisions applicable to all subsidiaries included in NWO’s consolidated return. Oceanic’s tax provision is calculated using the then-current statutory rates, on a stand-alone basis, and specifically estimating the book-tax differences, including the share of any difference applied ratably to all subsidiaries. Oceanic will include a tax benefit from losses to the extent of the previous profits, but only to the extent such profits were included in the NWO consolidated return. To the extent a tax benefit for a loss has not been previously allowed, and Oceanic has profits in a future year which falls within the period to which, on a stand-alone basis, the prior tax loss could be carried forward under United States tax rules, the benefit of the loss will be included in the provision to the extent the loss would provide a tax benefit on a stand-alone basis.

In evaluating the realizability of the net deferred tax assets, the Company takes into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that the Company will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset.

Because it cannot be accurately determined when the Company will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the three months ended March 31, 2005 and 2004.

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

Any statements that are contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Readers can identify these statements by words such as ‘may,’ ‘will,’ ‘expect,’ ‘anticipate,’ ‘estimate,’ ‘continue’ or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected costs of litigation, the outcome of litigation, the potential impact of government regulations and rulings, fluctuations in the economic environment and other such matters, many of which are beyond the control of the Company. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The following discussion and analysis should be read in conjunction with Oceanic’s consolidated financial statements and notes thereto as of December 31, 2004 and March 31, 2005 and 2004, for the respective periods then ended.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, management evaluates the estimates including those related to the realizability of income tax assets and the provision for loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

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

Promissory Note. On March 7, 2005, Oceanic established a $2,000,000 line of credit with NWO to fund operations if necessary. As of March 31, 2005, no amounts were outstanding under the line of credit. The line of credit provided for interest on the outstanding balance at 2% over the U.S. Bank prime-lending rate in effect on the date of each draw against the line of credit. The line of credit was evidenced by an unsecured promissory note that was due upon the earlier of the following: (i) obtaining alternative financing in an amount not less than $2,000,000, or (ii) resolution of the East Timor suit to the benefit of Oceanic for an amount not less than $2,000,000, or (iii) March 7, 2006.

Cash Flow. Cash used for operating activities resulted in a net decrease of available cash of $450,103 for the first quarter of 2005, compared to $336,947 in the first quarter of 2004. Ongoing legal and professional fees associated with the pending litigation regarding the East Timor disputed concession have required substantial expenditures. During the three months ended March 31, 2005 and 2004, Oceanic paid expenses of $117,924 and $145,603, respectively, related to legal and professional activities in Australia and the Timor Gap area. An additional $201,707 of expenses were accrued and remained unpaid as of March 31, 2005. These costs are included in exploration expenses. Exploration expenses have decreased in 2005 compared to the same period in 2004, primarily because much of the legal research for the pending litigation has been completed. Until a final judgment is obtained or settlement of the suit occurs, exploration expenses will continue to be high and will consume a majority of our cash resources.

Oceanic had $284,718 in cash and cash equivalents at March 31, 2005 compared with $382,436 in cash and cash equivalents at December 31, 2004. The Company had a negative working capital of $164,637, where current liabilities exceeded cash and other current assets, at March 31, 2005, compared to a positive working capital of $392,375 at December 31, 2004. This drop in working capital was a result of the payment of exploration expenses as discussed above.

In addition to the line of credit, the Company obtained a commitment from NWO to provide up to $2,000,000 of additional financing under certain conditions. The Company believes that the cash on hand at March 31, 2005 plus cash generated from 2005 revenues and additional funding available from NWO, will be sufficient to fund operations beyond December 31, 2005. The Company is also evaluating other potential financing sources for long-term capital.

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

Together, these management services provided all of Oceanic’s total revenue for the three months ended March 31, 2005 and 2004.

Management Fee Revenue
(Unaudited)

	Three months ended March 31,
	2005		2004
San Miguel Valley Corporation	$106,860	46%	$112,885	54%
Cordillera Corporation	118,410	51%	87,793	42%
Harvard International Resources, Ltd.	7,500	3%	7,500	4%

Total management fee revenue	$232,770		$208,178

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

Results of Operations

Revenue. Management fee revenue for the three months ended March 31, 2005 increased 12% compared to the three months ended March 31, 2004. The total increase is due to an increase in fees charged to Cordillera Corporation, offset by a smaller decrease in the fees charged to San Miguel Valley Corporation. The contract with Harvard International Resources Ltd. did not change. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.

Exploration Expenses. The Company continues to have ongoing legal and professional fees associated with the litigation in the U.S. District Court and the pursuit of commercial opportunities in East Timor. During the three months ended March 31, 2005 and 2004, the Company incurred expenses of $353,215 and $621,601 respectively. These related primarily to legal and professional fees associated with the litigation in the U.S. court and the pursuit of commercial opportunities in East Timor. These expenses have been recorded as exploration expenses in the past, and will continue to be recorded as exploration expenses in 2005.

In 1974, Petrotimor, a 99% owned subsidiary of Oceanic, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million-acre area between East Timor and Australia in an area known as the ‘Timor Gap.’ At that time, Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976 Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.

On December 11, 1989, Australia and Indonesia, ignoring Petrotimor’s rights under its concession from Portugal, signed the Timor Gap Treaty purporting to create a joint zone of cooperation, whereby these two countries could control the exploration and development of hydrocarbons in an area over which both countries claimed rights. A portion of this area, designated as Zone A, falls largely within the area where Petrotimor holds rights under its concession agreement with Portugal. The treaty created a Joint Authority that purported to grant and enter into production contracts with various companies who have subsequently carried out exploration activities in the joint zone of cooperation.

On March 6, 2003, the Australian Parliament ratified the Timor Sea Treaty governing oil and gas projects in the Joint Development Area between Australia and East Timor. In addition, an Australian senior official and Timorese ministers in Dili initialed the Sunrise International Unitization Agreement (‘IUA’) and a related memorandum of understanding on fiscal issues. Published reports indicate that the IUA states that Australia and East Timor have overlapping maritime claims in the Timor Sea, and that the current boundaries are not permanent. It is uncertain when, if ever, these overlapping maritime claims will be resolved.

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

Neither the transitional government, nor the new East Timor government that took effect on May 20, 2002 has recognized the Company’s concession in East Timor. The Company submitted an application for an Expansion of Seabed Concession to the transitional government in East Timor and received no formal response acknowledging the application. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a ‘senior East Timor government official’ stating that the government does not recognize this concession. Oceanic has not been officially advised of the status of the application or if the new East Timor government is even considering it. A formal response may never be issued, or the Company could receive an unfavorable response. Unless there is a change in the current government in East Timor, it is unlikely that the Company will pursue the application further.

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

As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of March 31, 2005 and December 31, 2004, the Company had $281,019 and $282,031, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due to the exchange rate fluctuation between the U.S. and Australian dollars offset by interest earned on the account. These funds are designated as restricted cash. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. Accordingly, this balance has been fully reserved against those legal charges. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court. The Company estimates that the amount should not exceed $500,000 in Australian dollars ($358,095 in U.S. dollars). Accordingly, the Company reserved an additional amount of $104,076 to cover the estimated full liability.

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

The Complaint describes violations of the following United States statutes: Racketeer Influenced Corrupt Organizations Act (RICO), the Lanham Act and the Robinson-Patman Act. The Complaint seeks damages of at least $10.5 billion from the defendant, also citing unjust enrichment, unfair competition, and intentional interference with the contract and with prospective economic advantage. Based upon the RICO and anti-trust claims, Oceanic and Petrotimor seek to recover treble damages, reasonable attorneys’ fees and punitive damages.

On February 8, 2005, the Court heard oral arguments on the defendants’ motions to dismiss. The Court denied the defendants’ motions to dismiss as moot. However, the Court also dismissed the plaintiffs’ First Amended Complaint without prejudice to the filing of a Second Amended Complaint, as described above, to more fully reflect the plaintiffs’ case. The Complaint was amended to reflect claims that the Company was effectively prevented from obtaining concessions granted by the Designated Authority due to the misdeeds of other defendants. The Court directed the plaintiffs to precisely respond to each and every argument raised by the defendants’ “compelling motions to dismiss.” The Second Amended Complaint was filed with the Court on March 1, 2005. The defendants filed new motions to dismiss with the Court on March 28, 2005. The Company’s opposition to defendants’ motions to dismiss were filed with the Court on April 18, 2005. A final response, by the defendants, to the Company’s revised complaint was filed on April 28, 2005.

The Company now awaits the decision of the Court on the defendants’ motion to dismiss. The Company is unable to predict when the Court will reach a decision. Although it is impossible to predict the Court’s decision as to the motions to dismiss, the Company continues to believe that it has a persuasive case against the defendants based on the evidence.

The Company anticipates that the defendants will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. The Company understands that pursuing this lawsuit to its fullest extent in 2005 could take substantial time by Company personnel and substantial Company expense. Additional resources will be required in connection with this litigation. The Company believes that the financial opportunity justifies this substantial commitment of time and expense.

General and Administrative Expenses. Total general and administrative costs and expenses for the three months ended March 31, 2005 increased by $33,162 from the same period of the prior year. Part of this increase can be attributed to general salary increases plus corresponding increases in benefits and payroll taxes. Legal and professional fees increased by $9,450 because of the final expenses paid in the defense of the lawsuit filed by a former employee.

Other Income and Expense. Other income and expense for the three months ended March 31, 2005 is $10,231 higher than the amount for the same period last year. Interest income increased slightly from the prior year, primarily due to higher interest rates paid on the ANZ bank deposit. Interest expense is virtually unchanged. Foreign exchange gains of $11,247 resulted primarily from a devaluation between the U.S. dollar and the British pound in the last three months.

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

Legal proceeding developments in the first quarter of 2004 were reported in the December 31, 2004 Form 10-KSB. See ‘Pending Litigation’ sections above for activity through May 12, 2005.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed herewith are listed below and attached to this Report. The ‘Exhibit Number’ refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit
31	Rule 13a4-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Rule 13a4-14(b) Certification of Officers

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company
Date: May 12, 2005	/s/ Charles N. Haas
Charles N. Haas - President

Date: May 12, 2005	/s/ Courtney Cowgill
Courtney Cowgill - Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Exhibit
31	Rule 13a4-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Rule 13a4-14(b) Certification of Officers