Form 10QSB
period 2005-06-30
OCEANIC EXPLORATION CO
filed 2005-08-12
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act
For the transition period from ___to ___. Commission file number 0-6540.
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
August 10, 2005
40,688,881	Common $.0625 Par Value

Transitional Small Business Disclosure Format (Check One)	YES ☐ NO ☑

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2005	2004
Assets
Cash, unrestricted	$88,397	$382,436
Short-term investments	—	409,576
Due from affiliates	9,326	63,205
Prepaid expenses and other	8,485	8,485

Total current assets	106,208	863,702

Oil and gas property interests (note 5)	—	—

Furniture, fixtures, and equipment	61,003	81,216
Less accumulated depreciation	(47,253)	(64,996)

	13,750	16,220

Total assets	$119,958	$879,922

Liabilities and Stockholders’ Deficit
Accounts payable	$120,627	$167,860
Accrued expenses (note 4)	272,831	303,467
Note payable related party — NWO Resources, Inc. (note 6)	527,800	—

Total current liabilities	921,258	471,327

United Kingdom taxes payable, including accrued interest	696,059	730,486
Other non-current liabilities	6,051	7,914

Total non-current liabilities	702,110	738,400

Total liabilities	1,623,368	1,209,727

Commitments and contingencies (notes 2 and 4)

Stockholders’ deficit (note 3)
Preferred stock, $10 par value. Authorized 600,000 shares; No shares issued	—	—
Common stock, $.0625 par value. Authorized 50,000,000 shares; 40,688,881 shares issued and outstanding	2,543,055	2,543,055
Capital in excess of par value	3,323,410	3,323,410
Retained deficit	(7,369,875)	(6,196,270)

Total stockholders’ deficit	(1,503,410)	(329,805)

Total liabilities and stockholders’ deficit	$119,958	$879,922

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Management revenue — related parties	$232,770	$208,177	$465,540	$416,355

Costs and expenses:
Exploration expenses (note 4)	502,394	650,018	855,609	1,271,619
Amortization and depreciation	1,235	2,910	2,470	5,928
General and administrative	373,614	382,924	810,291	786,439

	877,243	1,035,852	1,668,370	2,063,986

Operating loss	(644,473)	(827,675)	(1,202,830)	(1,647,631)

Other income (expense):
Interest income and realized gains	3,362	6,475	11,459	14,027
Interest and financing costs	(8,917)	(6,333)	(15,306)	(12,675)
Foreign currency gains (losses)	21,825	(17,092)	33,072	(15,578)

	16,270	(16,950)	29,225	(14,226)

Loss before income taxes	(628,203)	(844,625)	(1,173,605)	(1,661,857)

Income tax expense (note 7)	—	—	—	—

Net loss	$(628,203)	$(844,625)	$(1,173,605)	$(1,661,857)

Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding	40,688,881	31,023,547	40,688,881	30,969,850
See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	June 30,	December 31,
	2005	2004
Common stock:
Balance, beginning of year	$2,543,055	$1,932,259
Common stock issued in connection with rights offering	—	610,796

Balance, end of period	$2,543,055	$2,543,055

Capital in excess of par value:
Balance, beginning of year	$3,323,410	$1,847,241
Additional paid in capital from rights offering net of related costs (note 3)	—	1,476,169

Balance, end of period	$3,323,410	$3,323,410

Retained earnings:
Balance, beginning of year	$(6,196,270)	$(3,456,457)
Net loss for the six months ended June 30, 2005 and the twelve months ended December 31, 2004, respectively	(1,173,605)	(2,739,813)

Balance, end of period	$(7,369,875)	$(6,196,270)

Total stockholders’ deficit	$(1,503,410)	$(329,805)

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss from operations	$(1,173,605)	$(1,661,857)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,470	5,928
Changes in operating assets and liabilities:
Decrease in due from affiliates	53,879	22,120
Decrease in prepaid expenses and other assets	—	25,148
Increase (decrease) in accounts payable	(47,233)	746,767
Decrease in accrued expenses	(30,636)	(97,287)
Increase (decrease) in United Kingdom taxes payable, including accrued interest payable	(34,427)	22,572
Decrease in other non-current liabilities	(1,863)	(1,613)

Net decrease in cash from operations	(1,231,415)	(938,222)

Cash flows from financing activities:
Proceeds from sale of short-term investments	409,576	—
Proceeds from note payable, related party — NWO Resources, Inc.	527,800	—
Proceeds from rights offering, net	—	2,091,731

Net increase in cash from financing activities	937,376	2,091,731

Net increase (decrease) in cash	(294,039)	1,153,509

Cash at beginning of period	382,436	1,364,240

Cash at end of period	$88,397	$2,517,749

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2005
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated balance sheet as of December 31, 2004 that has been derived from audited financial statements, and the unaudited interim consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although Oceanic Exploration Company (‘Oceanic’ or ‘the Company’) believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal recurring accruals have been made which are necessary for the fair presentation of the periods included. Certain amounts recorded in prior periods have been reclassified to conform to current presentation. Interim results are not necessarily indicative of results for a full year. The information included herein should be read in conjunction with the financial statements and notes thereto included in the December 31, 2004 Form 10-KSB.
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
The Complaint describes violations of the following United States statutes: Racketeer Influenced Corrupt Organizations Act (RICO), the Lanham Act and the Robinson-Patman Act. The Complaint seeks damages of at least $10.5 billion from the defendants, and cites unjust enrichment, unfair competition, and intentional interference with the contract and prospective economic advantage. Based upon the RICO and anti-trust claims, Oceanic and Petrotimor seek to recover treble damages, reasonable attorneys’ fees and punitive damages.
On February 8, 2005, the Court heard oral arguments on the defendants’ motions to dismiss. The Court denied the defendants’ motions to dismiss as moot. However, the Court also dismissed the plaintiffs’ First Amended Complaint without prejudice to the filing of a Second Amended Complaint, as described above, to more fully reflect the plaintiffs’ case. The Complaint was amended to reflect claims that the Company was effectively prevented from obtaining concessions granted by the Designated Authority due to the misdeeds of other defendants. The Court directed the plaintiffs to precisely respond to each and every argument raised by the defendants’ “compelling motions to dismiss.” The Second Amended Complaint was filed with the Court on March 1, 2005. The defendants filed new motions to dismiss with the Court on March 28, 2005. The Company’s opposition to defendants’ motions to dismiss was filed with the Court on April 18, 2005. A final response by the defendants to the Company’s revised complaint was filed on April 28, 2005. No communication has been received from the Court since this date.
The Company awaits the decision of the Court on the defendants’ motion to dismiss. The Company is unable to predict when the Court will reach a decision on this motion, nor can the Company predict the Court’s decision on the merits of this motion. As stated in the Second Amended Complaint, the Company has consistently proposed to locate liquefied natural gas facilities in East Timor which would significantly benefit the people of East Timor, yet the Company has not been given an opportunity to bid on production sharing contracts granted by the Designated Authority due to bribes and corruption. Under these circumstances, the Company believes it is entitled to prove its case, and if given the opportunity by the Court, intends to do so. The Company continues to believe that it has a persuasive case against the defendants based on the evidence.

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
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (“ANZ Bank”) in Sydney, Australia provided the necessary guarantees. As of June 30, 2005 and December 31, 2004, the Company had $280,728 and $282,031, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due to the exchange rate fluctuation between the U.S. and Australian dollars offset by interest earned on the account. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court. The Company estimates that the amount should approximate $500,000 in Australian dollars ($381,000 in U.S. dollars). Accordingly, the Company maintains an accrued amount of $102,969 to cover the estimated full liability.
During the six months ended June 30, 2005 and 2004, the Company incurred expenses of $849,284 and $1,261,943, respectively, related to legal, consulting and commercial activities in Australia and the Timor Gap area. These expenses have been recorded as exploration expenses in the accompanying statements, and will continue to be recorded in the same manner in 2005.
Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, the Company continues to evaluate potential exploration and production activities elsewhere in the world, including Indonesia and Libya. The Company did not receive any material revenue from oil and gas properties in 2005 or 2004. Other than the potential recovery of damages from the pending litigation, the Company is not currently conducting any activities that would result in material oil and gas revenue in 2005.
(5) OIL AND GAS INTERESTS

Oceanic holds various interests in concessions or leases for oil and gas exploration around the world as described in the December 31, 2004 Form 10-KSB. Costs for these oil and gas property interests have been charged to expense in prior years so no amounts are reflected on the balance sheet. The Company is not currently conducting any direct exploration activities other than pursuing legal claims relating to the disputed oil and gas concession existing in the Timor Gap between East Timor and Australia.
(6) NOTE PAYABLE – RELATED PARTY
On March 7, 2005, Oceanic established a $2,000,000 line of credit with NWO Resources Inc. (“NWO”), Oceanic’s principal shareholder, to fund operations if necessary. As of June 30, 2005, $525,000 was outstanding under the line of credit. An additional $2,800 was accrued for interest calculated on the outstanding balance at 2% over the U.S. Bank prime-lending rate in effect on the date of each draw against the line of credit. The line of credit is evidenced by an unsecured promissory note that is due upon the earlier of the following: (i) obtaining alternative financing in an amount not less than $2,000,000, or (ii) resolution of the East Timor suit to the benefit of Oceanic for an amount not less than $2,000,000, or (iii) March 7, 2006.
In addition to the line of credit, the Company obtained a commitment from NWO to provide up to $2,000,000 of additional financing under certain conditions. The Company believes that the cash on hand at June 30, 2005 plus cash generated from 2005 revenues and additional funding available from NWO, the proceeds from this additional financing will be sufficient to fund operations beyond December 31, 2005. The Company is also evaluating other potential financing sources for long-term capital, including the potential of term debt financing from NWO and the potential of raising additional equity capital from existing shareholders. The Company has no firm plans or commitments for the provision of long-term capital. The status of Oceanic’s current litigation may substantially affect our need for and the ability to raise capital in the long-term.
(7) INCOME TAXES
Oceanic and NWO maintain a tax-sharing agreement with the same provisions applicable to all subsidiaries included in NWO’s consolidated return. Oceanic’s tax provision is calculated using the then-current statutory rates, on a stand-alone basis, and specifically estimating the book-tax differences, including the share of any differences applied ratably to all subsidiaries. Oceanic will include a tax benefit from losses to the extent of the previous profits, but only to the extent such profits were included in the NWO consolidated return. To the extent a tax benefit for a loss has not been previously allowed, and Oceanic has profits in a future year which falls within the period to which, on a stand-alone basis, the prior tax loss could be carried forward under United States tax rules, the benefit of the loss will be included in the provision to the extent the loss would provide a tax benefit.
In evaluating the realizability of the net deferred tax assets, the Company takes into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that the Company will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset.
Because it cannot be accurately determined when the Company will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the six months ended June 30, 2005 and 2004.
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
The following discussion and analysis should be read in conjunction with Oceanic’s consolidated financial statements and notes thereto as of December 31, 2004 and June 30, 2005 and 2004, for the respective periods then ended.
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
Cash Flow. Cash used for operating activities resulted in a net decrease of cash used in operations of $1,231,415 for the first six months of 2005, compared to $938,222 in the first six months of 2004. Financing activities, including the sale of short- term investments and borrowings from the note payable from NWO, generated positive cash flows in the first six months of 2005 of $937,376 compared to the 2004 proceeds from the rights offering of $2,091,731. The first six months of 2005 ended with a net decrease in total cash of $294,039. Ongoing legal and professional fees associated with the pending litigation regarding the East Timor disputed concession have required substantial expenditures. During the six months ended June 30, 2005 and 2004, Oceanic actually paid cash of $787,453 and $533,983, respectively, related to legal and professional activities in Australia and the Timor Gap area. An additional $109,908 of expenses were accrued and remained unpaid as of June 30, 2005. These costs are included in exploration expenses. Exploration expenses have decreased in 2005 compared to the same period in 2004, primarily because much of the legal research for the pending litigation has been completed. Until a final judgment is obtained or settlement of the lawsuit occurs, exploration expenses will continue to be high and will consume a majority of Oceanic’s cash resources.

Oceanic had $88,397 in cash and cash equivalents at June 30, 2005 compared with $382,436 in cash and cash equivalents at December 31, 2004. The Company had a negative working capital of ($815,050), where current liabilities exceeded cash and other current assets, at June 30, 2005, compared to a positive working capital of $392,375 at December 31, 2004. This decrease in working capital was a result of the payment of legal expenses charged to exploration expenses as discussed above.
Revenue. Oceanic provides management services to various entities with which our Chairman of the Board of Directors and Chief Executive Officer is affiliated. Services provided are:
•	Management, administrative and bookkeeping services to San Miguel Valley Corporation (“San Miguel”),

•	Management, administrative and professional services to Cordillera Corporation (“Cordillera”), and

•	Consulting services, including monitoring exploration and production activities on a worldwide basis to identify potential investment opportunities for Harvard International Resources Ltd. (“HIRL”).
Together, these management services provided all of Oceanic’s total revenue for the six months ended June 30, 2005 and 2004.
Management Fee Revenue
(Unaudited)

	Six months ended June 30,
	2005		2004
San Miguel Valley Corporation	$213,720	46%	$227,677	54%
Cordillera Corporation	236,820	51%	173,678	42%
Harvard International Resources, Ltd.	15,000	3%	15,000	4%

Total management fee revenue	$465,540		$416,355

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
Results of Operations
Revenue. Management fee revenue for the six months ended June 30, 2005 increased 12% compared to the six months ended June 30, 2004. The total increase is due to an increase in fees charged to Cordillera, offset by a smaller decrease in the fees charged to San Miguel. The contract with HIRL did not change. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.
Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, the Company continues to evaluate potential exploration and production activities elsewhere in the world, including Indonesia and Libya. The Company did not receive any material revenue from oil and gas properties in 2005 or 2004. Other than the potential recovery of damages from the pending litigation, the Company is not currently conducting any activities that would result in material oil and gas revenue in 2005.
Exploration Expenses. The Company continues to have ongoing legal and professional fees associated with the litigation in the U.S. District Court and the pursuit of commercial opportunities in East Timor. During the six months ended June 30, 2005 and 2004, the Company incurred expenses of $855,609 and $1,261,943, respectively. These related primarily to legal and professional fees associated with the litigation in the U.S. court and the pursuit of commercial opportunities in East Timor. These expenses have been recorded as exploration expenses in the past, and will continue to be recorded as exploration expenses in 2005.
In 1974, Petrotimor, a 99% owned subsidiary of Oceanic, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million-acre area between East Timor and Australia in an area known as the ‘Timor Gap.’ At that time, Portugal had administrative control and was internationally recognized as having sovereignty over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor,

Petrotimor applied for and obtained on April 14, 1976, Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.
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

As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of June 30, 2005 and December 31, 2004, the Company had $280,728 and $282,031, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due to the exchange rate fluctuation between the U.S. and Australian dollars offset by interest earned on the account. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court. The Company estimates that the amount should approximate $500,000 in Australian dollars ($381,000 in U.S. dollars). Accordingly, the Company maintains an accrued amount of $102,969 to cover the estimated full liability.
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
The Complaint describes violations of the following United States statutes: Racketeer Influenced Corrupt Organizations Act (“RICO”), the Lanham Act and the Robinson-Patman Act. The Complaint seeks damages of at least $10.5 billion from the defendant, also citing unjust enrichment, unfair competition, and intentional interference with the contract and with prospective economic advantage. Based upon the RICO and anti-trust claims, Oceanic and Petrotimor seek to recover treble damages, reasonable attorneys’ fees and punitive damages.
On February 8, 2005, the Court heard oral arguments on the defendants’ motions to dismiss. The Court denied the defendants’ motions to dismiss as moot. However, the Court also dismissed the plaintiffs’ First Amended Complaint without prejudice to the filing of a Second Amended Complaint, as described above, to more fully reflect the plaintiffs’ case. The Complaint was amended to reflect claims that the Company was effectively prevented from obtaining concessions granted by the Designated Authority due to the misdeeds of other defendants. The Court directed the plaintiffs to precisely respond to each and every argument raised by the defendants’ “compelling motions to dismiss.” The Second Amended Complaint was filed with the Court on March 1, 2005. The defendants filed new motions to dismiss with the Court on March 28, 2005. The Company’s opposition to defendants’ motions to dismiss was filed with the Court on April 18, 2005. A final response, by the defendants, to the Company’s revised complaint was filed on April 28, 2005. No communication has been received from the Court since this date.
The Company awaits the decision of the Court on the defendants’ motion to dismiss. The Company is unable to predict when the Court will reach a decision on this motion, nor can the Company predict the Court’s decision on the merits of this motion. As stated in the Second Amended Complaint, the Company has consistently proposed to locate liquefied natural gas facilities in East Timor which would significantly benefit the people of East Timor, yet the company has not been given an opportunity to bid on production sharing contracts granted by the Designated Authority due to bribes and corruption. Under these circumstances, the Company believes it is entitled to prove its case, and if given the opportunity by the Court, intends to do so. The Company continues to believe that it has a persuasive case against the defendants based on the evidence.
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
General and Administrative Expenses. Total general and administrative costs and expenses for the six months ended June 30, 2005 increased by $23,852 or 3% from the same period in 2004. Part of this increase can be attributed to general salary increases of 4% plus corresponding increases in benefits and payroll taxes of approximately 2%. Legal and professional fees decreased by $15,985 in 2005, due to the 2004 expenses paid in the successful defense of a lawsuit filed by a former employee. Foreign and domestic income taxes decreased in 2005 by approximately $6,300 because of the 2004 payment of franchise taxes, ad valorem taxes to the state of Texas and initial value added tax (VAT) payments to the government of Portugal.
Other Income and Expense. Other income and expense for the six months ended June 30, 2005 is $43,451 higher than the amount for the same period last year. Interest income decreased slightly from the prior year. Interest earned on the cash investment account and the ANZ bank deposit was reduced by the realized loss of $4300 from cashing short-term investments before they fully matured. Interest expense is from the United Kingdom estimated tax liability which is compounded on both static principal and the increasing accrued interest payable. Foreign exchange gains of $48,650 resulted from the fluctuations in exchange rates in 2004 and 2005 between the U.S. dollar, the British pound, the EURO and the Australian dollar.
ITEM 3. CONTROLS AND PROCEDURES
At the end of the period covered by this report, the President and the Chief Financial Officer carried out an evaluation, which included inquiries made to certain other of our employees, of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.
Based upon that evaluation, the President and Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceeding developments in 2004 were reported in the December 31, 2004 Form 10-KSB. See ‘Pending Litigation’ sections above for activity through August 10, 2005.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits filed herewith are listed below and attached to this Report. The ‘Exhibit Number’ refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit

31.1	Rule 13a4-14(a) Certification of Chief Executive Officer

31.2	Rule 13a4-14(a) Certification of Chief Financial Officer

32	Rule 13a4-14(b) Certification of Officers

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company

Date: August 12, 2005	/s/ Charles N. Haas

Charles N. Haas — President

Date: August 12, 2005	/s/ Courtney Cowgill

Courtney Cowgill — Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Exhibit

31.1	Rule 13a4-14(a) Certification of Chief Executive Officer

31.2	Rule 13a4-14(a) Certification of Chief Financial Officer

32.1	Rule 13a4-14(b) Certification of Officers