Form 10KSB/A
period 2004-12-31
OCEANIC EXPLORATION CO
filed 2005-08-24
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB/A
(Amendment No. 1)
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
Common stock ($.0625 par value) (Title of class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

EXPLANATORY NOTE
This Form 10-KSB/A is being filed to amend and restate Item 8A of Part II of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (“2004 10-K”), which was filed with the Securities and Exchange Commission on March 24, 2005 by Oceanic Exploration Company (the “Company”). In addition, new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-KSB/A under Part III hereof.
For purposes of this Form 10-KSB/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 8A of the 2004 10-K have been amended and restated in their entirety. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the original 2004 10-K.
PART II
ITEM 8A. CONTROLS AND PROCEDURES
     At the end of the period covered by this report, the President and the Chief Financial Officer carried out an evaluation, which included inquiries made to certain other of our employees, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.
     Based upon that evaluation, the President and the Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     There has been no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART III
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits filed herewith are listed below and if not located in another previously filed registration statement or report, are attached to this registration statement at the pages set out below. The ‘Exhibit Number’ below refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit	Location
2.1	Agreement of Purchase and Sale of Assets between Oceanic Exploration Company, Alliance Services Associates, Inc., Alliance Staffing Associates, Inc. and the parties executing the Agreement as shareholders of Alliance Staffing Associates, Inc. Pursuant to Item 601(b)(2) of Regulation S-X, the Exhibits referred to in the Agreement are omitted. We agree to furnish supplementally a copy of such Exhibit to the Commission upon request.	Exhibit 99.1 of Form 8-K dated March 31, 2000

3.1	Certificate of Incorporation (including all amendments)	Exhibit 3 of the Report on Form 10-K for the year ended September 30, 1980 (SEC File No. 000-06540)

3.2	Bylaws (including all amendments)	Exhibit 3.1 of Form 8 (Amendment No. 1 to 10-K Report) dated June 1, 1982 (SEC File No. 000-06540)

3.3	Form of Amended and Restated Certificate of Incorporation	Exhibit 3.3 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.1	Memorandum of Agreement dated June 30, 1976 between Oceanic Exploration Company and Denison Mines Limited	Exhibit 9.2 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.2	Letter Agreement dated July 28, 1976 amending Agreement of June 30, 1976	Exhibit 9.3 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

Exhibit Number	Name of Exhibit	Location
10.3	Amendment dated August 27, 1976 to Agreement of June 30, 1976	Exhibit 9.4 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.4	Management Agreement with Cordillera Corporation dated January 1, 2000	Exhibit 10.2 of the Report of Form 10-QSB for the quarter ended March 31, 2000

10.5	Management Agreement with San Miguel Valley Corporation dated January 1, 2000	Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended March 31, 2000

10.6	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Alliance Services Associates, Inc.	Exhibit 99.2 of the Report of Form 8-K dated March 31, 2000

10.7	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Alliance Staffing Associates, Inc.	Exhibit 99.3 of the Report of Form 8-K dated March 31, 2000

10.8	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Karsten N. Blue	Exhibit 99.4 of the Report of Form 8-K dated March 31, 2000

10.9	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Linden P. Blue	Exhibit 99.5 of the Report of Form 8-K dated March 31, 2000

10.10	Office Building Lease with Sorrento West Properties, Inc. dated September 1, 2000	Exhibit 10 of the Report on Form 10-QSB for the quarter ended September 30, 2000

10.12	Management Agreement with Points Four World Travel, Inc. dated April 1, 2001	Exhibit 10.1 of the Report on Form 10-QSB for the quarter ended June 30, 2002

10.13	Office Building Lease with Sorrento Square, LLC dated October 18, 2001	Exhibit 10.2 of the Report on Form 10-QSB for the quarter ended June 30, 2002

10.14	Concession Contract between the Portuguese Government (by the Minister for Overseas) and Petrotimor Companhia de Petroléos, S.A.R.L. dated December 11, 1974	Exhibit 10.14 of Form SB-2 filed August 19, 2002

10.15	Demand Promissory Note (Line of Credit) dated August 15, 2002	Exhibit 10.15 of Form SB-2 filed August 19, 2002

10.16	Farm-out Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.4 of the Report on Form 10-KSB for the year ended March 31, 1995

10.17	Letter Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.5 of the Report on Form 10-KSB for the year ended March 31, 1995

10.18	Letter of Indemnification with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.6 of the Report on Form 10-KSB for the year ended March 31, 1995

10.19	Participation Agreement among Oceanic Exploration Company and Mariah Energy, L.L.C. and Daniel R. Sommer dated September 5, 2000	Exhibit 10.19 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.20	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan amended and restated as of January 1, 2001	Exhibit 10.20 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.21	Cordillera and Affiliated Companies Money Purchase Pension Plan amended and restated as of January 1, 2001	Exhibit 10.21 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.22	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.22 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.23	Cordillera and Affiliated Companies Money Purchase Pension Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.23 of Amendment No. 1 to Form SB-2 filed October 3, 2002

Exhibit Number	Name of Exhibit	Location
10.24	Service Agreement between Oceanic Exploration Company and Cordillera Corporation dated September 1, 2002	Exhibit 10.24 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.25	Agreement of Purchase and Sale of Assets between Oceanic Exploration Company and Cordillera Corporation dated June 17th, 2003	Exhibit 1 of the Report for Form 8-K dated July 15, 2003

10.26	Consulting Agreement between Petrotimor Companhia de Petroleos, SA and Harvard International Resources, Ltd. dated October 1, 2003	Exhibit 10.26 of the report on Form 10-KSB for the year ended December 31, 2003.

10.27	Business Consultant Agreement between Petrotimor Companhia de Petroleos, SA and Dr. John L. Redmond dated October 1, 2003	Exhibit 10.27 of the report on Form 10-KSB for the year ended December 31, 2003.

10.28	Income Tax Accounting Agreement between NWO Resources and Oceanic Exploration Company dated October 1, 2003	Exhibit 10.28 of the report on Form 10-KSB for the year ended December 31, 2003.

10.29	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 9, 2004	Exhibit 10.29 of the report on Form 10-KSB for the year ended December 31, 2003.

10.30	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 8, 2005	Exhibit 10.30 of the report on Form 10-KSB for the year ended December 31, 2004.

31.1	Section 302: Certification of President

31.2	Section 302: Certification of Chief Financial Officer

32.1	Section 906: Certification of President and Chief Financial Officer

99.1	Code of Ethics for Directors, Management and Employees	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.

99.2	Securities Trading Policy/Timely Reporting of Events	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2004.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANIC EXPLORATION COMPANY
By:	/s/ Charles N. Haas
Charles N. Haas, President
Dated: August 23, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
1. By the principal executive officer.
/s/ Charles N. Haas Charles N. Haas	President and Director	August 23, 2005 Date

Signature	Title	Date
2. By the principal financial officer and principal accounting officer.
/s/ Courtney Cowgill Courtney Cowgill	Treasurer and Chief Financial Officer	August 23, 2005 Date
3. By a majority of the Board of Directors.
James N. Blue	Chairman of the Board of Directors and Chief Executive Officer	Date
Charles N. Haas	Director and President	Date
John L. Redmond	Director and Vice President - International Exploration	Date
Gene E. Burke MD	Director	Date
Sidney H. Stires	Director	Date

INDEX TO EXHIBITS

Exhibit Number	Name of Exhibit	Location
2.1	Agreement of Purchase and Sale of Assets between Oceanic Exploration Company, Alliance Services Associates, Inc., Alliance Staffing Associates, Inc. and the parties executing the Agreement as shareholders of Alliance Staffing Associates, Inc. Pursuant to Item 601(b)(2) of Regulation S-X, the Exhibits referred to in the Agreement are omitted. We agree to furnish supplementally a copy of such Exhibit to the Commission upon request.	Exhibit 99.1 of Form 8-K dated March 31, 2000

3.1	Certificate of Incorporation (including all amendments)	Exhibit 3 of the Report on Form 10-K for the year ended September 30, 1980 (SEC File No. 000-06540)

3.2	Bylaws (including all amendments)	Exhibit 3.1 of Form 8 (Amendment No. 1 to 10-K Report) dated June 1, 1982 (SEC File No. 000-06540)

3.3	Form of Amended and Restated Certificate of Incorporation	Exhibit 3.3 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.1	Memorandum of Agreement dated June 30, 1976 between Oceanic Exploration Company and Denison Mines Limited	Exhibit 9.2 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.2	Letter Agreement dated July 28, 1976 amending Agreement of June 30, 1976	Exhibit 9.3 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.3	Amendment dated August 27, 1976 to Agreement of June 30, 1976	Exhibit 9.4 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.4	Management Agreement with Cordillera Corporation dated January 1, 2000	Exhibit 10.2 of the Report of Form 10-QSB for the quarter ended March 31, 2000

10.5	Management Agreement with San Miguel Valley Corporation dated January 1, 2000	Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended March 31, 2000

10.6	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Alliance Services Associates, Inc.	Exhibit 99.2 of the Report of Form 8-K dated March 31, 2000

10.7	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Alliance Staffing Associates, Inc.	Exhibit 99.3 of the Report of Form 8-K dated March 31, 2000

Exhibit Number	Name of Exhibit	Location
10.8	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Karsten N. Blue	Exhibit 99.4 of the Report of Form 8-K dated March 31, 2000

10.9	Non-Compete Agreement and Continuity of Business Dealing Undertaking with Linden P. Blue	Exhibit 99.5 of the Report of Form 8-K dated March 31, 2000

10.10	Office Building Lease with Sorrento West Properties, Inc. dated September 1, 2000	Exhibit 10 of the Report on Form 10-QSB for the quarter ended September 30, 2000

10.12	Management Agreement with Points Four World Travel, Inc. dated April 1, 2001	Exhibit 10.1 of the Report on Form 10-QSB for the quarter ended June 30, 2002

10.13	Office Building Lease with Sorrento Square, LLC dated October 18, 2001	Exhibit 10.2 of the Report on Form 10-QSB for the quarter ended June 30, 2002

10.14	Concession Contract between the Portuguese Government (by the Minister for Overseas) and Petrotimor Companhia de Petroléos, S.A.R.L. dated December 11, 1974	Exhibit 10.14 of Form SB-2 filed August 19, 2002

10.15	Demand Promissory Note (Line of Credit) dated August 15, 2002	Exhibit 10.15 of Form SB-2 filed August 19, 2002

10.16	Farm-out Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.4 of the Report on Form 10-KSB for the year ended March 31, 1995

10.17	Letter Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.5 of the Report on Form 10-KSB for the year ended March 31, 1995

10.18	Letter of Indemnification with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.6 of the Report on Form 10-KSB for the year ended March 31, 1995

10.19	Participation Agreement among Oceanic Exploration Company and Mariah Energy, L.L.C. and Daniel R. Sommer dated September 5, 2000	Exhibit 10.19 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.20	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan amended and restated as of January 1, 2001	Exhibit 10.20 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.21	Cordillera and Affiliated Companies Money Purchase Pension Plan amended and restated as of January 1, 2001	Exhibit 10.21 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.22	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.22 of Amendment No. 1 to Form SB-2 filed October 3, 2002

Exhibit Number	Name of Exhibit	Location
10.23	Cordillera and Affiliated Companies Money Purchase Pension Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.23 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.24	Service Agreement between Oceanic Exploration Company and Cordillera Corporation dated September 1, 2002	Exhibit 10.24 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.25	Agreement of Purchase and Sale of Assets between Oceanic Exploration Company and Cordillera Corporation dated June 17th, 2003	Exhibit 1 of the Report for Form 8-K dated July 15, 2003

10.26	Consulting Agreement between Petrotimor Companhia de Petroleos, SA and Harvard International Resources, Ltd. dated October 1, 2003	Exhibit 10.26 of the report on Form 10-KSB for the year ended December 31, 2003.

10.27	Business Consultant Agreement between Petrotimor Companhia de Petroleos, SA and Dr. John L. Redmond dated October 1, 2003	Exhibit 10.27 of the report on Form 10-KSB for the year ended December 31, 2003.

10.28	Income Tax Accounting Agreement between NWO Resources and Oceanic Exploration Company dated October 1, 2003	Exhibit 10.28 of the report on Form 10-KSB for the year ended December 31, 2003.

10.29	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 9, 2004	Exhibit 10.29 of the report on Form 10-KSB for the year ended December 31, 2003.

10.30	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 8, 2005	Exhibit 10.30 of the report on Form 10-KSB for the year ended December 31, 2004.

31.1	Section 302: Certification of President

31.2	Section 302: Certification of Chief Financial Officer

32.1	Section 906: Certification of President and Chief Financial Officer

99.1	Code of Ethics for Directors, Management and Employees	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.

99.2	Securities Trading Policy/Timely Reporting of Events	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2004.