Form 10QSB/A
period 2005-03-31
OCEANIC EXPLORATION CO
filed 2005-08-24
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Form 10-QSB/A is being filed to amend and restate Item 3 of the Quarterly Report on Form 10-QSB for the fiscal period ended March 31, 2005 (“March 10-Q”), which was filed with the Securities and Exchange Commission on May 12, 2005 by Oceanic Exploration Company (the “Company”). In addition, new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-QSB/A under Part III hereof.
For purposes of this Form 10-QSB/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 3 and 6 of the March 10-Q have been amended and restated in their entirety. No attempt has been made in this Form 10-QSB/A to modify or update other disclosures as presented in the original March 10-Q.
PART I — FINANCIAL INFORMATION
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
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits filed herewith are listed below and attached to this Report. The ‘Exhibit Number’ refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit
31.1	Rule 13a-14(A) Certification of Chief Executive Officer
31.2	Rule 13a-14(A) Certification of Chief Financial Officer
32.1	Rule 13a4-14(b) Certification of Officers

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company
Date: August 23, 2005	/s/ Charles N. Haas
Charles N. Haas - President

Date: August 23, 2005	/s/ Courtney Cowgill
Courtney Cowgill - Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Exhibit
31.1	Rule 13a-14(A) Certification of Chief Executive Officer
31.2	Rule 13a-14(A) Certification of Chief Financial Officer
32.1	Rule 13a4-14(b) Certification of Officers