Form 10QSB
period 2005-09-30
OCEANIC EXPLORATION CO
filed 2005-11-09
CIK 73759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act
For the transition period from                      to                      Commission file number 0-6540.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Shares outstanding at November 9, 2005 40,688,881	Common $.0625 Par Value

Transitional Small Business Disclosure Format (Check One)	YES ☐ NO ☑

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets
Cash, unrestricted	$63,466	$382,436
Short-term investments	—	409,576
Due from affiliates	16,218	63,205
Prepaid expenses and other	18,485	8,485

Total current assets	98,169	863,702

Oil and gas property interests (note 5)	—	—

Furniture, fixtures, and equipment	61,003	81,216
Less accumulated depreciation	(48,327)	(64,996)

	12,676	16,220

Total assets	$110,845	$879,922

Liabilities and Stockholders’ Deficit
Accounts payable	$118,870	$167,860
Accrued expenses (note 4)	465,425	303,467
Note payable related party — NWO Resources, Inc. (note 6)	917,837	—

Total current liabilities	1,502,132	471,327

United Kingdom taxes payable, including accrued interest	685,601	730,486
Other non-current liabilities	5,073	7,914

Total non-current liabilities	690,674	738,400

Total liabilities	2,192,806	1,209,727

Commitments and contingencies (notes 2 and 4)

Stockholders’ deficit (note 3)
Preferred stock, $10 par value. Authorized 600,000 shares; No shares issued	—	—
Common stock, $.0625 par value. Authorized 50,000,000 shares; 40,688,881 shares issued and outstanding	2,543,055	2,543,055
Capital in excess of par value	3,323,410	3,323,410
Retained deficit	(7,948,426)	(6,196,270)

Total stockholders’ deficit	(2,081,961)	(329,805)

Total liabilities and stockholders’ deficit	$110,845	$879,922

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Management revenue — related parties	$248,638	$208,178	$714,178	$624,533

Costs and expenses:
Exploration expenses (note 4)	426,630	305,368	1,282,238	1,576,987
Amortization and depreciation	1,074	2,904	3,544	8,832
General and administrative	397,667	416,159	1,207,957	1,202,598

	825,371	724,431	2,493,739	2,788,417

Operating loss	(576,733)	(516,253)	(1,779,561)	(2,163,884)

Other income (expense):
Interest income and realized gains	40	5,694	11,499	4,115
Interest and financing costs	(20,986)	(6,200)	(36,293)	(18,875)
Foreign currency gains (losses)	19,126	29	52,199	57

	(1,820)	(477)	27,405	(14,703)

Loss before income taxes	(578,553)	(516,730)	(1,752,156)	(2,178,587)

Income tax expense (note 7)	—	—	—	—

Net loss	$(578,553)	$(516,730)	$(1,752,156)	$(2,178,587)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.06)

Weighted average number of common shares outstanding	40,688,881	40,688,881	40,688,881	34,233,174
See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	September 30,	December 31,
	2005	2004
Common stock:
Balance, beginning of year	$2,543,055	$1,932,259
Common stock issued in connection with rights offering	—	610,796

Balance, end of period	$2,543,055	$2,543,055

Capital in excess of par value:
Balance, beginning of year	$3,323,410	$1,847,241
Additional paid in capital from rights offering net of related costs (note 3)	—	1,476,169

Balance, end of period	$3,323,410	$3,323,410

Retained deficit:
Balance, beginning of year	$(6,196,270)	$(3,456,457)
Net loss for the nine months ended September 30, 2005 and the twelve months ended December 31, 2004, respectively	(1,752,156)	(2,739,813)

Balance, end of period	$(7,948,426)	$(6,196,270)

Total stockholders’ deficit	$(2,081,961)	$(329,805)

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,752,156)	$(2,178,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,544	8,832
Changes in operating assets and liabilities:
Decrease in due from affiliates	46,987	26,979
(Increase) decrease in prepaid expenses and other assets	(10,000)	25,148
Increase (decrease) in accounts payable	(48,990)	68,435
Increase (decrease) in accrued expenses	161,958	(126,427)
Increase (decrease) in United Kingdom taxes payable, including accrued interest payable	(44,885)	27,300
Decrease in other non-current liabilities	(2,841)	(2,460)

Net cash used in operating activities	(1,646,383)	(2,150,780)

Cash used in investing activities:
Purchase of fixed assets	—	(1,489)

Cash flows from financing activities:
Proceeds from sale of short-term investments	409,576	—
Proceeds from note payable, related party — NWO Resources, Inc.	917,837	—
Proceeds from rights offering, net	—	2,087,107

Net cash provided by financing activities	1,327,413	2,087,107

Net decrease in cash	(318,970)	(65,162)

Cash at beginning of period	382,436	1,364,240

Cash at end of period	$63,466	$1,299,078

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated balance sheet as of December 31, 2004 that has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although Oceanic Exploration Company (‘Oceanic’ or ‘the Company’) believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal recurring accruals have been made which are necessary for the fair presentation of the periods included. Certain amounts recorded in prior periods have been reclassified to conform to current presentation. Interim results are not necessarily indicative of results for a full year. The information included herein should be read in conjunction with the financial statements and notes thereto included in the December 31, 2004 Form 10-KSB.
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
On February 8, 2005, the Court heard oral arguments on the defendants’ motions to dismiss. The Court denied the defendants’ motions to dismiss as moot. However, the Court also dismissed the plaintiffs’ First Amended Complaint without prejudice to the filing of a Second Amended Complaint, as described below, to more fully reflect the plaintiffs’ case. The Complaint was amended to reflect claims that the Company was effectively prevented from obtaining concessions granted by the Designated Authority due to the misdeeds of other defendants. The Court directed the plaintiffs to precisely respond to each and every argument raised by the defendants’ “compelling motions to dismiss.” The Second Amended Complaint was filed with the Court on March 1, 2005. The defendants filed new motions to dismiss with the Court on March 28, 2005. The Company’s opposition to defendants’ motions to dismiss was filed with the Court on April 18, 2005. A final response by the defendants to the Company’s revised complaint was filed on April 28, 2005. No communication has been received from the Court since the last filing with the Court.
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
On April 21, 2004, Oceanic filed a Registration Statement on Form SB-2 with the SEC, seeking to register shares of common stock to be issued to stockholders pursuant to a rights offering. Under the terms of the rights offering, the Company offered the holders of its common stock the right to subscribe for additional shares at a purchase price of $.22 per share on the basis of 0.3161043 shares of common stock for each share held as of May 28, 2004. A total of 9,772,727 shares of common stock were offered to all stockholders. The Registration Statement was declared effective on June 1, 2004 and the offering expired on July 1, 2004. A total of $2,087,107, net of related costs of $62,893, was collected and 9,772,727 shares were issued through the rights offering. The proceeds from the rights offering were used to fund the cost of the rights offering, pay for the legal and professional expenses associated with the Petrotimor lawsuit and to cover the cost of operations.
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
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (“ANZ Bank”) in Sydney, Australia provided the necessary guarantees. As of September 30, 2005 and December 31, 2004, the Company had $282,907 and $282,031, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due to the exchange rate fluctuation between the U.S. and Australian dollars offset by interest earned on the account. In September 2005, the Australian Government Solicitor accepted the Company’s offer of $250,000AU ($190,075 in U.S. dollars) in full and final settlement of their outstanding costs. The Company expects this amount to be withdrawn from the ANZ bank account in November 2005. The Company has increased the reserve to $750,000AU ($570,225 in U.S. Dollars) to cover any other claims for costs. At the present time, the Company does not know whether there will be claims for further costs assessed against it by the Court. The Company believes that the remaining deposit may be forfeited to pay for the defendants’ legal expenses. Accordingly, the Company maintains an accrued amount of $287,318 to cover the estimated full liability.
During the nine months ended September 30, 2005 and 2004, the Company incurred expenses of $1,258,296 and $1,576,987, respectively, related to legal, consulting and commercial activities in Australia and the Timor Gap area. These expenses have been recorded as exploration expenses in the accompanying statements.
Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, the Company continues to evaluate potential exploration and production activities elsewhere in the world, including Indonesia and Libya. The Company did not receive any revenue from oil and gas properties in 2005 or 2004. Other than the potential recovery of damages from the pending litigation, the Company is not currently conducting any activities that would result in material oil and gas revenue in 2005.
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
(6)	NOTE PAYABLE — RELATED PARTY
On March 7, 2005, Oceanic established a $2,000,000 line of credit with NWO Resources Inc. (“NWO”), Oceanic’s principal shareholder, to fund operations if necessary. As of September 30, 2005, $900,000 was outstanding under the line of credit. An additional $17,837 was accrued for interest calculated on the outstanding balance at 2% over the U.S. Bank prime-lending rate in effect on the date of each draw against the line of credit. The line of credit is evidenced by an unsecured promissory note that is due upon the earlier of the following: (i) obtaining alternative financing in an amount not less than $2,000,000, or (ii) resolution of the East Timor suit to the benefit of Oceanic for an amount not less than $2,000,000, or (iii) March 7, 2006.
In addition to the line of credit, the Company obtained a commitment from NWO to provide up to $2,000,000 of additional financing under certain conditions. The Company believes that the cash on hand at September 30, 2005 plus cash generated from 2005 revenues and additional funding available from NWO, will be sufficient to fund operations beyond December 31, 2005. The Company is also evaluating other potential financing sources for long-term capital, including the potential of term debt financing from NWO and the potential of raising additional equity capital from existing shareholders. The Company has no firm plans or commitments for the provision of long-term capital. The status of Oceanic’s current litigation may substantially affect our need for and the ability to raise capital in the long-term.
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
Because it cannot be accurately determined when the Company will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the nine months ended September 30, 2005 and 2004.
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
The following discussion and analysis should be read in conjunction with Oceanic’s condensed consolidated financial statements and notes thereto as of December 31, 2004 and September 30, 2005 and 2004, for the respective periods then ended.
Critical Accounting Policies
The discussion and analysis of financial condition and results of operations is based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, management evaluates the estimates including those related to the realizability of income tax assets and the provision for loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements.
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
Cash Flow. Cash used in operating activities was $1,646,383 for the first nine months of 2005, compared to $2,150,780 in the first nine months of 2004. Financing activities, including the sale of short-term investments and borrowings from the note payable from NWO, generated positive cash flows in the first nine months of 2005 of $1,327,413 compared to the 2004 proceeds from the rights offering of $2,087,107. The first nine months of 2005 ended with a net decrease in total cash of $318,970. This decrease in cash is primarily because of legal and professional fees paid in connection with the pending litigation regarding the East Timor disputed concession. Ongoing legal and professional fees associated with the pending litigation have required substantial expenditures. During the nine months ended September 30, 2005 and 2004, Oceanic actually paid cash of $862,795 and $1,437,168, respectively, related to legal and professional activities in Australia and the Timor Gap area. An additional $395,501 of expenses were accrued and remained unpaid as of September 30, 2005. These costs are included in exploration expenses. Exploration expenses have decreased in 2005 compared to the same period in 2004, primarily because much of the legal research for the pending litigation has been completed. Until a final judgment is obtained or settlement of the lawsuit occurs, exploration expenses will continue to be high and will consume a majority of Oceanic’s cash resources.
Oceanic had $63,466 in cash and cash equivalents at September 30, 2005 compared with $382,436 in cash and cash equivalents at December 31, 2004. The Company had a negative working capital of ($1,403,963), where current liabilities exceeded cash and other current assets, at September 30, 2005, compared to a positive working capital of $392,375 at December 31, 2004. This decrease in working capital was a result of the payment of legal and investigatory expenses charged to exploration expenses as discussed above.
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
Together, these management services provided all of Oceanic’s total revenue for the nine months ended September 30, 2005 and 2004.
Management Fee Revenue
(Unaudited)

	Nine months ended September 30,
	2005		2004
Cordillera	$355,230	50%	$267,613	43%
San Miguel Valley Corporation	320,580	45%	334,420	54%
Harvard International Resources, Ltd.	38,368	5%	22,500	3%

Total management fee revenue	$714,178		$624,533

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
Results of Operations
Revenue. Management fee revenue for the nine months ended September 30, 2005 increased $89,645, or 14%, compared to the nine months ended September 30, 2004. The total increase is due to an increase in fees charged to Cordillera, offset by a smaller decrease in the fees charged to San Miguel. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.
Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, the Company continues to evaluate potential exploration and production activities elsewhere in the world, including Indonesia and Libya. The Company did not receive any revenue from oil and gas properties in 2005 or 2004. Other than the potential recovery of damages from the pending litigation, the Company is not currently conducting any activities that would result in material oil and gas revenue in 2005.

Exploration Expenses. The Company continues to have ongoing legal and professional fees associated with the litigation in the U.S. District Court and the pursuit of commercial opportunities in East Timor. During the nine months ended September 30, 2005 and 2004, the Company incurred total exploration expenses of $1,282,238 and $1,576,987, respectively. These related primarily to legal and professional fees associated with the litigation in the U.S. court and the pursuit of commercial opportunities in East Timor. These expenses have been recorded as exploration expenses.
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
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (“ANZ Bank”) in Sydney, Australia provided the necessary guarantees. As of September 30, 2005 and December 31, 2004, the Company had $282,907 and $282,031, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due to the exchange rate fluctuation between the U.S. and Australian dollars offset by interest earned on the account. In September 2005, the Australian Government Solicitor accepted the Company’s offer of $250,000AU ($190,075 in U.S. dollars) in full and final settlement of their outstanding costs. The Company expects this amount to be withdrawn from the ANZ bank account in November 2005. The Company has increased the reserve to $750,000AU ($570,225 in U.S. Dollars) to cover any other claims for costs. At the present time, the Company does not know whether there will be claims for further costs assessed against it by the Court. The Company believes that the remaining deposit may be forfeited to pay for the defendants’ legal expenses. Accordingly, the Company maintains an accrued amount of $287,318 to cover the estimated full liability.
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
On February 8, 2005, the Court heard oral arguments on the defendants’ motions to dismiss. The Court denied the defendants’ motions to dismiss as moot. However, the Court also dismissed the plaintiffs’ First Amended Complaint without prejudice to the filing of a Second Amended Complaint, as described above, to more fully reflect the plaintiffs’ case. The Complaint was amended to reflect claims that the Company was effectively prevented from obtaining concessions granted by the Designated Authority due to the misdeeds of other defendants. The Court directed the plaintiffs to precisely respond to each and every argument raised by the defendants’ “compelling motions to dismiss.” The Second Amended Complaint was filed with the Court on March 1, 2005. The defendants filed new motions to dismiss with the Court on March 28, 2005. The Company’s opposition to defendants’ motions to dismiss was filed with the Court on April 18, 2005. A final response, by the defendants, to the Company’s revised complaint was filed on April 28, 2005. No communication has been received from the Court since the last filing with the Court.
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
General and Administrative Expenses. Total general and administrative costs and expenses for the nine months ended September 30, 2005 increased by $5,359 or .4% from the same period in 2004. Part of this increase can be attributed to general salary increases of 4% plus corresponding increases in benefits and payroll taxes of approximately 2%. Legal and professional fees decreased by over $74,000 in 2005, due to the resolution of legal issues. Foreign and domestic taxes decreased in 2005 by approximately $6,300 because of the 2004 payments of franchise taxes, ad valorem taxes to the state of Texas and initial value added tax (VAT) payments to the government of Portugal.
Other Income and Expense. Interest income for the nine months ended September 30, 2005 is $7,384 higher than the amount for the same period last year. Interest expense of $17,767 is from the United Kingdom estimated tax liability which is compounded on both static principal and the increasing accrued interest payable. Additional interest of $17,837 is accrued on the note payable to NWO Resources, Inc. Foreign exchange gains of $52,199 resulted from the fluctuations in exchange rates in 2004 and 2005 between the U.S. dollar, the British pound, the EURO and the Australian dollar.
ITEM 3. CONTROLS AND PROCEDURES
At the end of the period covered by this report, the President and the Chief Financial Officer carried out an evaluation, which included inquiries made to certain other of our employees, of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceeding developments in 2004 were reported in the December 31, 2004 Form 10-KSB. See ‘Pending Litigation’ sections above for activity through November 9, 2005.

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

Oceanic Exploration Company

Date: November 9, 2005	/s/ Charles N. Haas Charles N. Haas — President

Date: November 9, 2005	/s/ Courtney Cowgill Courtney Cowgill — Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Exhibit
31.1	Rule 13a4-14(a) Certification of Chief Executive Officer

31.2	Rule 13a4-14(a) Certification of Chief Financial Officer

32.1	Rule 13a4-14(b) Certification of Officers