Form 10KSB
period 2005-12-31
OCEANIC EXPLORATION CO
filed 2006-03-13
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB

(Mark One)
☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                    Yes ☐  No ☑
Issuer’s revenues for year ended December 31, 2005          $947,758
As of March 6, 2006, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and ask price shown on the OTC Bulletin Board was $2,394,611.
As of March 6, 2006, the issuer had outstanding 40,688,881 shares of common stock ($.0625 par value).
An index of the documents incorporated herein by reference and/or annexed as exhibits to this Report appears on pages 32 through 33.
Transitional Small Business Disclosure Format (check one):                    Yes ☐  No ☑

PART I
ITEM 1. DESCRIPTION OF BUSINESS
Oceanic Exploration Company (Oceanic or the Company) was incorporated as a Delaware corporation in December 1968. With our subsidiaries, Oceanic International Properties Corporation (OIPC) and Petrotimor Companhia de Petróleos, S.A. (Petrotimor), the Company has historically engaged in the business of acquiring oil and gas concessions covering large blocks of acreage in selected locations around the world. The term ‘concession’ means exploration, development and production rights with respect to a specific area. Rights may be created by agreement with a government, governmental agency or corporation. After the Company buys those rights, we conduct exploration activities on that property, including seismic and other geophysical evaluation and exploratory drilling where appropriate. Oceanic did not conduct any exploration activities and did not receive any significant revenue from oil and gas properties in 2005. The Company is actively pursuing legal claims arising from the disputed oil and gas concession granted to Petrotimor in the Timor Gap between East Timor and Australia.
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
Together, these management services provided substantially all of the Company’s total revenue in 2005.
As of December 31, 2005, Oceanic had nine employees in Colorado who provide general and administrative services to the oil and gas operations and/or management services to San Miguel and Cordillera. The corporate offices are located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111 and the telephone number is (303) 220-8330.
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
OPERATIONS
(a) Litigation
On March 1, 2004, Oceanic and Petrotimor filed suit in the United States seeking to recover damages relating to the disputed Timor Gap concession. See ‘Pending Litigation’ in Item (3). Preparation and prosecution of a lawsuit has been the primary cause of major expenditures for 2005 and we anticipate that the U.S. lawsuit will continue to be our primary cause of expenditures for 2006. A substantial portion of the Company resources expended in 2005 has been in connection with this litigation over the Timor Gap concession. See Item (3) ‘Legal Proceedings.’
(b) Management Services
Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel, a real estate company. Oceanic also provides management, professional and administrative services to Cordillera, a holding company. Oceanic’s management is responsible for the day-to-day management of real estate and general aviation activities of Cordillera. The subsidiary Petrotimor provides exploration and consulting services to HIRL, a related company. These contracts have no contractual termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring sixty days termination notice.

Management Fee Revenue

	2005		2004
San Miguel Valley Corporation	$427,440	45%	$443,033	53%
Cordillera Corporation	473,640	50%	359,678	43%
Harvard International Resources, Ltd.	46,678	5%	30,000	4%

Total management fee revenue	$947,758		$832,711

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% mark up on that total to cover the administrative expense. This charge is calculated annually and readjusted at year-end. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Karsten Blue, an employee of Cordillera and son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a Service Agreement with Cordillera. This contract, as amended, states that Oceanic compensates and reimburses Cordillera for Karsten Blue’s services at the rate of $1,403 per week, not to exceed $72,976 per year, and for any out-of-pocket business expenses incurred in connection with these activities. The Company expensed $71,731 in 2005 and $70,034 in 2004 for Karsten Blue’s services. The out-of-pocket business expenses were immaterial in 2005 and 2004.
(c) Oil and Gas
Oceanic is not currently conducting any oil and gas exploration or production activities. The Company did not receive any significant revenue from oil and gas properties in 2005 or 2004. Other than the potential recovery of damages from the Timor Gap concession, the Company is currently not conducting any activities that would result in material oil and gas revenue in 2006.
When exploration or production activities occur, Oceanic conducts operations directly or through subsidiaries. Historically, when a discovery of oil or gas occurs, the Company pursued the development of reserves and the production of oil or gas to the extent considered economically feasible by farming out, or selling a portion of our interest in the discovery to finance development. Property interests are located in the North Aegean Sea, offshore Greece, in the East China Sea and in the Timor Gap that lies between East Timor and Australia. Since 1994, Oceanic has not been able to participate in exploration and development in any of these areas for various reasons.
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
GOVERNMENTAL APPROVALS AND REGULATIONS
Other than obtaining the concessions from foreign and U.S. governments for oil and gas exploration, no material governmental approvals are required for Oceanic’s business. Oceanic has filed for East Timor governmental approval on the expansion of the East Timor concession. See Item (2) ‘Description of Property under Commercial Opportunity in East

Timor’ for additional details. Currently, no development is occurring on any of the Company’s oil and gas concessions. Historically, Oceanic has entered into participation agreements with other entities who conduct exploration and drilling activities. Such other entities obtain any governmental approvals and comply with any governmental regulations required to conduct such activities. Currently, neither Oceanic or any of its participation partners are conducting any development activity on any of our properties.
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
ITEM 2. DESCRIPTION OF PROPERTY
Oceanic holds various interests in concessions or leases for oil and gas exploration that are described below. As reflected in the accompanying financial statements, the value of the Company’s remaining oil and gas properties has been fully expensed, depleted or reserved.
The Company is currently not conducting exploration activities other than pursuing legal claims relating to the disputed oil and gas concession we have in the Timor Gap between East Timor and Australia. Except for the Prinos Oil Field described below, no currently held concessions have been developed into operational oil or gas fields by Oceanic or our partners.
Greece
Prior to March 1999, Oceanic owned a 15% net profits interest in an oil and gas concession in areas totaling approximately 430,000 acres in the North Aegean Sea, offshore Greece. Included in this were ‘development areas’ for the Prinos Oil Field covering 23,390 gross acres and for the Kavala Gas Field covering 11,787 gross acres defined by the Greek government and given ‘development status.’ The term of each development license is 26 years, with an automatic 10-year renewal. The Company owns a 15% interest in the remaining exploration area adjoining Prinos and South Kavala covering 153,316 acres and an exploration area east of the island of Thasos covering an additional 243,367 acres.
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
The termination of the Prinos Oil Field license does not affect the extensive exploration area east of Thasos Island where no exploration is currently permitted due to territorial disputes between Greece and Turkey. It is impossible for the Company to determine at this time when exploration activities might be commenced in that area. If the territorial disputes are resolved, there is uncertainty as to the term of concession because the concession is controlled by Denison and we have limited access to information regarding the concession. Should the territorial dispute be resolved, and the consortium drill and successfully develop any additional prospects, Oceanic would be entitled to once again receive the 15% net profits interest, applicable to the working interest of Denison. Denison has not advised the Company as to whether they have any intention of drilling. There is no assurance that Oceanic will receive the net profits interest from these properties in the future. Management does not know when the sovereignty issues will be resolved but they may not be resolved in the foreseeable future. The Company intends to retain its interest for any remaining life of the concession and cannot predict when or if further activity with respect to the concession may occur.
Republic of China (Taiwan)
Oceanic holds a 22.23% working interest in a concession located north of Taiwan in the East China Sea, covering 3,706,560 gross acres. The exploration license for this concession had a nominal term extending to 1979, requiring exploration activity and minimum expenditures. Preparations for initial exploratory drilling were suspended in 1977 under a claim of force majeure, pending resolution of a territorial dispute among the Republic of China (Taiwan), the Government of Japan and the

People’s Republic of China. Oceanic has made an application to the Chinese Petroleum Corporation (Taiwan) each year to continue the suspension. A continuation of the force majeure status has been approved by the Ministry of Economic Affairs of Taiwan through December 31, 2006, but an answer has not been received as of the date of this report. There is no assurance that the Chinese Petroleum Corporation (Taiwan) will continue to suspend obligations under this concession in the future. If the force majeure were lifted, the exploration phase of the contract would be resumed subject to the threat of future cancellation in the event no commercial discovery is made.
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
In fiscal year 1994, the Company reported that the People’s Republic of China was indicating its intention to open up adjacent concession areas for bidding and that a resolution to the sovereignty issues might result. Nothing occurred in 2005 to indicate that the lifting of the current force majeure status is imminent. Management does not know when the sovereignty issues will be resolved, but expects that they may not be resolved in the foreseeable future. Oceanic intends to hold the concession for the life of the concession and cannot predict when further activity with respect to the concession may occur.
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
The Timor Gap Treaty created a Joint Authority that purported to grant and enter into production sharing contracts with various companies who have carried out exploration activities in the joint zone of cooperation. According to the 2003 Annual Report of ConocoPhillips Petroleum Company, ConocoPhillips and other participants in the production sharing contracts discovered gas and gas condensate in the Timor Gap area that we claim. Their drilling in 1995 confirmed that the discovery extended across two production sharing contract areas designated as the Bayu-Undan field. ConocoPhillips and other participants are developing this field in two phases. As reported by ConocoPhillips in its December 31, 2004 Form 10-K, Phase 1 is a gas-recycle project, where condensate and natural gas liquids are separated and removed and the dry gas re-injected into the reservoir. This phase began production in February 2004, and averaged a net rate of 28,100 barrels of liquids per day from these reserves. The second phase involves the production, export and sale of the natural gas from the field, which would be transported by pipeline to Darwin, Australia for gross contracted sales of up to 3 million tons of liquid natural gas (LNG) annually for a period of 17 years to customers in Japan. ConocoPhillips subsequently reported that the construction of the LNG facility proceeded, as did the laying of the pipeline. ConocoPhillips reported that its net share of natural gas production from the Bayu-Undan field is expected to be approximately 100 million cubic feet per day initially, then increasing to approximately 260 million cubic feet per day by 2009.
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
On March 6, 2003 the Australian Parliament ratified the Timor Sea Treaty governing oil and gas projects in the Joint Development Area between Australia and East Timor. In addition, an Australian senior official and Timorese ministers in Dili signed the Sunrise International Unitization Agreement (‘IUA’) and a related memorandum of understanding on fiscal issues. Published reports indicate that the IUA states that Australia and East Timor have overlapping maritime claims in the

Timor Sea, and that the current boundaries are not permanent. It is uncertain when, if ever, these overlapping maritime claims will be resolved. Oceanic’s current activities with respect to the Timor Gap concession consist of attempting to recover damages relating to the concession through a lawsuit. See Item (3) ‘Legal Proceedings.’
Commercial Opportunity in East Timor. Oceanic submitted an application for an Expansion of Seabed Concession to the transitional government of East Timor in October 2001 requesting that Petrotimor’s 1974 concession area be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. The Company believes that East Timor is entitled, under international law, to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations Convention on the Law of the Sea. Oceanic believes that by so doing, East Timor could acquire jurisdiction over hydrocarbon reserves containing approximately 12 trillion cubic feet of natural gas and associated condensate based upon the Petroz N. L. and Woodside information.
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
On March 1, 2004, Oceanic and Petrotimor filed suit in United States District Court for the District of Columbia seeking damages suffered by both companies from the actions of ConocoPhillips, its subsidiaries and other defendants that relate to Oceanic’s interests in the Timor Gap. See Item (3) ‘Legal Proceedings.’
Other Property
Oceanic leases approximately 4,990 square feet of office space in an office building located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111. Sorrento West Properties Inc., a related company, owns the office building. The lease was extended to October 31, 2008 at a rate of $16 per square foot. The Company believes that, with respect to the lease, it obtained terms no less favorable than those that could have been obtained from unrelated parties in arms-length transactions. See Item (12) ‘Certain Relationships and Related Transactions.’ Our facilities are adequate for our current needs.
ITEM 3. LEGAL PROCEEDINGS
Australian Litigation
In 1974, Petrotimor, a 99% owned subsidiary of Oceanic, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million-acre area between East Timor and Australia in an area known as the ‘Timor Gap.’ At that time Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.
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
On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the ConocoPhillips Petroleum companies operating within the Timor Gap area (the ‘Respondents’). Oceanic and Petrotimor claimed that the Timor Gap Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons including (i) the Timor Gap Treaty and the legislation sought to claim significant portions of the continental shelf over which it had no sovereign rights for Australia, which the Company believed under international law belonged to East Timor, and (ii) the Timor Gap Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic and Petrotimor, without providing for just compensation as required by Australian law.
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
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of December 31, 2005 the Company had $274,459 ($375,925 Australian dollars) on deposit with ANZ Bank as collateral for the Guarantees. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. Accordingly, this balance has been fully reserved against those legal charges. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court.
Litigation by Former Employee
On June 7, 2004, a former employee filed a complaint against the Company and Petrotimor in the District Court for the City and County of Denver alleging breach of contract and other related claims in connection with the Timor Gap concession. The Company filed a motion to dismiss which was ruled upon by the Court on February 22, 2005. The order dismissed the plaintiff’s complaint as non-justiciable at the present time. The Court determined that the former employee’s claims were not ripe and therefore the Court lacked subject matter jurisdiction.
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
The Company anticipates that the defendants will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. The Company understands that pursuing this lawsuit to its fullest extent in 2006 could take substantial time by Company personnel, and the Company could incur substantial expense. Additional resources may be required in connection with this litigation. The Company believes that the financial opportunity justifies this substantial commitment of time and expense.
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
Penny Stock Regulation
Shares of Oceanic’s common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in ‘penny stocks.’ Penny stocks are generally equity securities with a price of less than $5.00, except for securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:
•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

•	a brief, clear, narrative description of a dealer market, including ‘bid’ and ‘ask’ prices for penny stocks and the significance of the spread between the ‘bid’ and ‘ask’ price;

•	a toll-free telephone number for inquiries on disciplinary actions;

•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation.
Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:
•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.
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
As reported by the OTC Bulletin Board, the range of bid prices in our common stock over the fiscal years ended December 31, 2005, 2004 and 2003 (which are not necessarily representative of actual transactions) is set forth below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2005		2004		2003
Three Months Ended	High	Low	High	Low	High	Low
March 31	1.00	.13	.51	.25	.07	.065

June 30.75		.30	.46	.25	.15	.055

September 30.65		.36	.26	.12	.14	.07

December 31.60		.26	.22	.15	.08	.06
We use all available funds for working capital purposes and have never paid a dividend. We do not anticipate paying dividends in the future. As of March 6, 2006, the number of record holders of our common stock was 473.
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
Transfer Agent
The Company’s transfer agent is Mellon Investor Services, 210 University Boulevard, Suite 800, Denver, CO 80206.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. You can identify these statements by words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by Oceanic in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected costs of litigation, the volatility and level of oil and natural gas prices, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, environmental matters, the potential impact of government regulations, fluctuations in the economic environment and other such matters, many of which are beyond our control. You are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.
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
On April 2, 2003, Cordillera sold 546,089 shares of Oceanic stock to NWO Resources Inc. (NWO). This sale of stock increased NWO’s ownership to 25,475,489 shares of Oceanic stock, resulting in 82.4% of total ownership in Oceanic at that time. Because NWO owns more than 80% of Oceanic stock, Oceanic became includable in NWO’s consolidated tax return. NWO maintains tax-sharing agreements with the same provisions applicable to all subsidiaries included in NWO’s consolidated return.
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
Because it cannot be accurately determined when or if Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the years ended December 31, 2005 and 2004.
The foreign tax credit carryforwards of Oceanic from taxable periods prior to April 2, 2003 expired in 2005.
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
Cash Flow
Cash used in operating activities during the years ended December 31, 2005 and 2004 was $2,104,483 and $2,657,705, respectively. Ongoing legal and professional fees associated with the pending litigation against ConocoPhillips and other defendants has required substantial expenditures. During the years ended December 31, 2005 and 2004, respectively, Oceanic incurred expenses of $1,495,048 and $1,883,374 related to legal activities and commercial opportunities in the Timor Gap area. These expenses are included in exploration expenses. These costs continued to be high in 2005 because of ongoing legal and investigatory research to support our claims. Legal and consulting costs attributable to the United States lawsuit will continue to be charged to exploration expenses in 2006. If the Court allows the claims in the Company’s Second Amended Complaint to proceed to discovery, legal expenses and cash requirements will increase in 2006.
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
Management Fee Revenue

	2005		2004
San Miguel Valley Corporation	$427,440	45%	$443,033	53%
Cordillera Corporation	473,640	50%	359,678	43%
Harvard International Resources, Ltd.	46,678	5%	30,000	4%

Total management fee revenue	$947,758		$832,711

Revenue earned from management fees increased by $115,047 from 2004 to 2005. The revenue from San Miguel decreased approximately $1,300 per month during 2005 because of decreased management time requirements. The monthly management fee from Cordillera increased in 2005 by approximately $9,500 per month because of increased personnel time allocated to Cordillera’s activities. The consulting revenue from HIRL remained the same at $2,500 per month, but now includes the pass through of actual paid expenses totaling $16,667 for the year.
Because the level of service is dependent upon the needs of each company and available employees, it is normal to see fluctuations from year to year. The Company’s Chairman of the Board and Chief Executive Officer is affiliated with each of these corporations. See Item (12) ‘Certain Relationships and Related Transactions.’ Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense.

Oceanic had negative working capital of $1,860,662 at December 31, 2005. This occurs when current liabilities exceed current assets. This compares with positive working capital at December 31, 2004 of $392,375 including $792,012 in cash, short-term investments and cash equivalents. In 2005, the Company established a line of credit with NWO Resources, Inc., evidenced by a promissory note in the amount of $2,000,000 at an interest rate of 2% over the prime rate with repayment due on or before March 6, 2006. In addition, NWO committed to increase the line of credit to $4,000,000 under certain circumstances. These circumstances have occurred and accordingly the promissory note has been increased to $4,000,000 with a due date of March 6, 2007. The Company believes that together with cash on hand at December 31, 2005 plus cash generated from 2006 revenues and additional funding available from NWO, the proceeds from this line of credit will be sufficient to fund operations beyond December 31, 2006. The Company is also evaluating other potential financing sources for long-term capital, including the potential of term debt financing from NWO and the potential of raising additional equity capital from existing shareholders. The Company has no firm commitments for the provision of long-term capital. The status of Oceanic’s current litigation may substantially affect our need for and ability to raise capital in the long-term.
Results of Operations
The increase in management fees revenue of $115,047 for the year ended December 31, 2005 compared to the year ended December 31, 2004 was mostly due to the increase in monthly fees from Cordillera.
Total costs and expenses for the year ended December 31, 2005 decreased $396,360 or 11% in total compared to costs and expenses for the year ended December 31, 2004. Ongoing legal and investigation fees, charged to exploration expense, were primarily associated with the litigation regarding East Timor and totaled $1,495,048 during the year ended December 31, 2005. This compares to $1,883,375 during the year ended December 31, 2004. This was a decrease of $388,327 or 21% because legal work and court costs have been reduced while the Company is waiting for a decision from the Court. If the Court allows the claims in the Company’s Second Amended Complaint to proceed to discovery, legal expenses will increase in 2006. The majority of consulting fees were investigation costs charged by consultants to research additional documentation to support our case. The 2004 exploration expenses included the reserve of the restricted cash deposit and the additional accrual of $108,019 estimated to cover defendant’s legal fees in the Australian court case.
Amortization and depreciation for the year ended December 31, 2005 decreased by $5,858 from 2004 as more office equipment became fully depreciated.
Total general and administrative costs for the year ended December 31, 2005 decreased by $18,352, or 1.1%, from the year ended December 31, 2004. Salaries, benefits and taxes increased by approximately $77,225 as a result of general increases, plus additional participation in the Company’s 401(k) plan. This was offset by a reduction in legal fees of approximately $111,238 due to the successful defense of a lawsuit by a former employee in 2004.
Other income and expense for the year changed from a net expense balance of $25,487 at December 31, 2004 to total income of $4,740 at December 31, 2005. Interest income decreased by $9,448 during the year because the Company had less available cash to invest. Interest expense and finance costs increased by approximately $41,000 because of the interest due on the note payable to NWO Resources, Inc. The foreign currency transactions resulted in a net gain of $52,668 for the year. This included a foreign currency loss of $18,438 as the dollar decreased in value compared to the Australian pound and a foreign currency loss of $7,853 as the dollar decreased in value compared to the Euro. The change in the United Kingdom taxes payable includes $23,341 of accrued interest reduced by a gain of $78,960 resulting from the dollar increasing in value when compared to the British pound.
At December 31, 2005, the Company had a deficit in stockholders’ equity of $2,527,984. The Company’s liabilities exceeded the book value of its assets, net of allowances and reserves, by this amount. Funds used for the litigation relating to the Timor Gap are expenses and do not create assets with book value. The deficit in stockholders’ equity can be expected to increase to the extent that future litigation costs are financed through the NWO line of credit or other debt instruments.

ITEM 7. FINANCIAL STATEMENTS

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2005 and 2004
(With Report of Independent Registered Public Accounting Firm Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Oceanic Exploration Company
We have audited the accompanying consolidated balance sheets of Oceanic Exploration Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oceanic Exploration Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Grant Thornton LLP
Cleveland, Ohio
March 6, 2006

Consolidated Balance Sheets
OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004
Assets
Cash, unrestricted	$79,706	$382,436
Short-term investments	—	409,576
Due from affiliates	18,694	63,205
Prepaid expenses and other	7,485	8,485

Total current assets	105,885	863,702

Oil and gas property interests (note 7)	—	—

Furniture, fixtures, and equipment	61,003	81,216
Less accumulated depreciation	(49,401)	(64,996)

	11,602	16,220

Total assets	$117,487	$879,922

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$92,133	$167,860
Accrued expenses	209,129	195,449
Accrued expenses — security for legal costs (note 4)	273,108	108,018
NWO Resources Inc. notes payable, including accrued interest	1,392,177	—

Total current liabilities	1,966,547	471,327

United Kingdom taxes payable, including accrued interest	674,866	730,486
Other non-current liabilities	4,058	7,914

Total non-current liabilities	678,924	738,400

Commitments and contingencies (notes 2 and 4)	—	—

Total liabilities	2,645,471	1,209,727

Stockholders’ equity (deficit) (note 3)
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 50,000,000 shares; 40,688,881 shares issued and outstanding	2,543,055	2,543,055
Capital in excess of par value	3,323,410	3,323,410
Retained deficit	(8,394,449)	(6,196,270)

Total stockholders’ deficit	(2,527,984)	(329,805)

Total liabilities and stockholders’ equity (deficit)	$117,487	$879,922

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2005 and 2004

	2005	2004
Revenue:
Management revenue — related parties	$947,758	$832,711

Costs and expenses:
Exploration expenses (notes 4 and 7)	1,524,066	1,896,216
Amortization and depreciation	4,618	10,476
General and administrative	1,621,993	1,640,345

	3,150,677	3,547,037

Operating loss	(2,202,919)	(2,714,326)

Other income (expense):
Interest income and realized gains	18,481	27,929
Interest expense and financing costs	(66,409)	(25,397)
Foreign currency gains (losses)	52,668	(28,019)

	4,740	(25,487)

Loss before income taxes	(2,198,179)	(2,739,813)

Income tax expense (note 5)	—	—

Net Loss	$(2,198,179)	$(2,739,813)

Basic and diluted loss per common share	$(0.054)	$(0.076)

Weighted average number of common shares outstanding	40,688,881	35,855,920
See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2005 and 2004

	2005	2004
Common stock:
Balance, beginning of year	$2,543,055	$1,932,259
Common stock issued in connection with rights offering (note 3)	—	610,796

Balance, end of year	$2,543,055	$2,543,055

Capital in excess of par value:
Balance, beginning of year	$3,323,410	$1,847,241
Additional paid in capital from rights offering, net of related costs (note 3)	—	1,476,169

Balance, end of year	$3,323,410	$3,323,410

Retained deficit:
Balance, beginning of year	$(6,196,270)	$(3,456,457)
Net loss	(2,198,179)	(2,739,813)

Balance, end of year	$(8,394,449)	$(6,196,270)

Total stockholders’ equity (deficit)	$(2,527,984)	$(329,805)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss from continuing operations	$(2,198,179)	$(2,739,813)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	4,618	10,476
Changes in operating assets and liabilities:
Decrease in due from affiliates	44,511	60
Decrease in prepaid expenses and other assets	1,000	24,498
(Decrease) increase in accounts payable	(75,727)	101,595
Increase (decrease) in accrued expenses	13,680	(238,741)
Increase in security for legal costs	165,090	108,018
(Decrease) increase in United Kingdom taxes payable, including accrued interest payable	(55,620)	79,540
Decrease in other non-current liabilities	(3,856)	(3,338)

Net cash used in continuing operations	$(2,104,483)	$(2,657,705)

Cash used in investing activities:
Use (purchase) of short-term investments	409,576	(409,576)
Purchase of fixed assets	—	(1,488)

Net cash provided by (used in) investing activities	409,576	(411,064)

Cash flows from financing activities:
Increase in NWO Resources, Inc. note payable, including accrued interest payable	1,392,177	—
Proceeds from rights offering, net	—	2,086,965

Net cash provided by financing activities	1,392,177	2,086,965

Net decrease in cash	(302,730)	(981,804)

Cash, unrestricted at beginning of period	382,436	1,364,240

Cash, unrestricted at end of period	$79,706	$382,436

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(1) Accounting Policies
(a)	General

Oceanic Exploration Company (Oceanic) was incorporated as a Delaware corporation in December 1968. With our subsidiaries, Oceanic International Properties Company (OIPC) and Petrotimor Companhia de Petróleos, S.A. (Petrotimor) collectively ‘the Company,’ the Company has historically engaged in the business of acquiring oil and gas concessions covering large blocks of acreage in selected locations around the world. The term ‘concession’ means exploration, development and production rights with respect to a specific area. Rights may be created by agreement with a government, governmental agency or corporation. After the Company buys those rights, the Company conducts exploration activities on that property, including seismic and other geophysical evaluation and exploratory drilling where appropriate. The Company did not conduct any exploration activities and it did not receive any significant revenue from oil and gas properties in 2005 or 2004. Oceanic is actively pursuing legal claims arising from the disputed oil and gas concession the Company has to acreage in the Timor Gap between East Timor and Australia.

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
Together, these management services provided substantially all of the Company’s total revenue in 2005 and 2004.
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

The foreign tax credit carryforwards of Oceanic from taxable periods prior to April 2, 2003 expired in 2005.

Because it cannot be accurately determined when Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the years ended December 31, 2005 and 2004.

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

The Company has adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In 2005 and 2004, no events or circumstances occurred that resulted in an impairment charge or warranted a revision of the remaining useful lives of any of these assets.

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

Oceanic is not currently conducting any oil and gas exploration or production activities. The Company did not receive any material revenue from oil and gas properties in 2005 or 2004. Other than the potential recovery of damages from the Timor Gap concession, the Company is currently not conducting any activities that would result in material oil and gas revenue in 2006.
(2) Cash Requirements
Oceanic had negative working capital of $1,860,662 at December 31, 2005. This occurs when current liabilities exceed current assets. This compares with positive working capital at December 31, 2004 of $392,375 including $792,012 in cash, short-term investments and cash equivalents. In 2005, the Company established a line of credit with NWO Resources, Inc., evidenced by a promissory note in the amount of $2,000,000 at an interest rate of 2% over the prime rate with repayment due on or before March 6, 2006. In addition, NWO committed to increase the line of credit to $4,000,000 under certain circumstances. These circumstances have occurred and accordingly the promissory note has been increased to $4,000,000 with a due date of March 6, 2007. The Company believes that together with cash on hand at December 31, 2005 plus cash generated from 2006 revenues and additional funding available from NWO, the proceeds from this line of credit will be sufficient to fund operations beyond December 31, 2006. The Company is also evaluating other potential financing sources for long-term capital.
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

On March 6, 2003 the Australian Parliament ratified the Timor Sea Treaty governing oil and gas projects in the Joint Development Area between Australia and East Timor. In addition, an Australian senior official and Timorese ministers in Dili signed the Sunrise International Unitization Agreement (“IUA”) and a related memorandum of understanding on fiscal issues. Published reports indicate that the IUA states that Australia and East Timor have overlapping maritime claims in the Timor Sea, and that the current boundaries are not permanent. It is uncertain when, if ever, these overlapping maritime claims will be resolved. Oceanic’s current activities with respect to the Timor Gap concession consist of attempting to recover damages relating to the concession through a lawsuit.
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
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of December 31, 2005 the Company had $274,459 ($375,925 Australian dollars) on deposit with ANZ Bank as collateral for the Guarantees. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. Accordingly, this balance has been fully reserved against those legal charges. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court. The Company estimates that the amount should not exceed $547,568 ($750,000 Australian dollars). Accordingly, the Company has reserved an additional amount of $273,108 to cover the estimated full liability.
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
The Company anticipates that the defendants will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. The Company understands that pursuing this lawsuit to its fullest extent in 2006 could take substantial time by Company personnel, and the Company could incur substantial expense. Additional resources may be required in connection with this litigation. The Company believes that the financial opportunity justifies this substantial commitment of time and expense.
(5) Income Taxes
Income tax benefit (expense) consists of the following:

	2005	2004
Current:
U.S. federal	$—	$—
U.S. state	—	—

Total current income tax expense	—	—
Deferred:
U.S. federal	747,381	820,085
Increase in valuation allowance	(747,381)	(820,085)

Total deferred income tax expense	—	—

Total income tax expense	$—	$—

The reconciliation between tax expense computed by multiplying pretax income by the U.S. federal statutory rate of 34% and the reported amount of income tax benefit (expense) is as follows:

	2005	2004

Computed at the U.S. statutory rate	$746,867	$815,638
Increase in the valuation allowance	(747,381)	(820,085)
Foreign exploration expenses not deducted for tax purposes	—	—
Adjustment of taxes provided in prior years and other, net	514	4,447

Income tax benefit (expense)	$—	$—

At December 31, 2005 and 2004, significant components of deferred tax assets and liabilities (excluding foreign tax credits) are as follows:

	2005	2004
Deferred tax assets (liabilities), net:
Net operating loss carryforwards	$642,100	$460,322
Foreign tax credit carryforwards	0	461,788
Legal and consulting expenses capitalized for tax purposes	1,476,034	967,773
Oil and gas properties, principally due to differences in depreciation and depletion and impairment	152,511	152,511
Reserve for Australian litigation expenses	92,857	36,726
Other	34,154	33,457

	2,397,656	2,112,577

Valuation allowance	$(2,397,656)	$(2,112,577)

The deferred tax assets at December 31, 2005 for which a valuation allowance has been recorded, will be recognized when their realization is more likely than not. The Company’s available net operating loss carryforwards expire in 2023 and 2024. The Company’s foreign tax credit carryforwards expired in 2005.
(6) Related Party Transactions
Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel, a real estate company. Oceanic also provides management, professional and administrative services to Cordillera, a holding company. Oceanic’s management is responsible for the day-to-day management of real estate and general aviation activities of Cordillera. The subsidiary, Petrotimor, provides exploration and consulting services to Harvard International Resources, Ltd. (HIRL), a related company. These contracts have no contractual termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring sixty days termination notice. Our Chairman of the Board of Directors and Chief Executive Officer is affiliated with each of these corporations.
Management Fee Revenue

	2005		2004
San Miguel Valley Corporation	$427,440	45%	$443,033	53%
Cordillera Corporation	473,640	50%	359,678	43%
Harvard International Resources, Ltd.	46,678	5%	30,000	4%

Total management fee revenue	$947,758		$832,711

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% mark up on that total to cover the administrative expense. This charge is calculated annually and readjusted at year-end. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These expenses totaled $16,678 for 2005. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Karsten Blue, an employee of Cordillera and son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a Service Agreement with Cordillera. This contract, as amended, states that Oceanic compensates and reimburses Cordillera for Karsten Blue’s services at the rate of $1,403 per week, not to exceed $72,976 per year, and for any out-of-pocket business expenses incurred in connection with these activities. The Company expensed $71,731 in 2005 and $70,034 in 2004 for Karsten Blue’s services. The out-of-pocket business expenses were immaterial in 2005 and 2004.
Oceanic contributes amounts to a defined contribution pension plan and a 401(k) plan administered by Cordillera. The Company makes contributions to these plans in accordance with the plan documents. During the years ended December 31, 2005 and 2004, the Company recorded expense of $136,013 and $108,620, respectively, under the plans.
Oceanic currently leases office space at 7800 East Dorado Place, Suite 250, Englewood, CO 80111 from Sorrento West Properties, Inc., a company indirectly owned and controlled by James N. Blue and his family. The Company believes that, with respect to the lease, it obtained terms no less favorable than those that could have been obtained from unrelated parties in arms-length transactions. The lease was entered into on September 1, 2000 and was extended to October 31, 2008. Under the terms of the current lease, Oceanic leases 4,990 square feet of space at an annual cost of $16.00 per square foot. The lease provides for additional rent to cover the tenant’s pro-rata share of insurance, taxes, common area maintenance and other charges. This maintenance charge is subject to change annually. Our facilities are adequate for our current needs.
Rent expense, including a prorated share of building operating expenses, for the years ended December 31, 2005 and 2004 was $92,067 and $95,912, respectively. Future minimum lease payments under non-cancelable operating leases for office space for the lease period ending October 31, 2008 is $232,769.
In 2005, the Company established a line of credit with NWO Resources, Inc. (NWO), evidenced by a promissory note in the amount of $2,000,000 at an interest rate of 2% over the prime rate with repayment due on or before March 6, 2006. In addition, NWO committed to increase the line of credit to $4,000,000 under certain circumstances. These circumstances have occurred and accordingly the promissory note has been increased to $4,000,000 with a due date of March 6, 2007.

(7) Supplemental Financial Data — Oil and Gas Producing Activities
The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, Disclosure about Oil and Gas Producing Activities.
a)	Disclosures About Capitalized Costs and Costs Incurred

Oceanic is not currently conducting exploration activities other than litigation activities and the application to expand the East Timor concession. The Company is actively pursuing legal claims to protect the disputed oil and gas concession the Company has in the Timor Gap between East Timor and Australia. Except for the East Timor properties referred to in Note 4, no currently held concessions have been developed into operational oil or gas fields. There are no capitalized costs related to oil and gas producing activities recorded on the financial records.

Costs recorded as exploration expense are primarily related to litigation activities and the application to expand the East Timor concession (see Note 4). For the years ended December 31, 2005 and 2004, Oceanic recorded exploration costs as follows:

	2005	2004
Exploration expense (primarily legal and consulting fees)	$1,524,066	$1,896,216

(8) Information Concerning Business Segments
Oceanic operates as one business segment. The Company’s oil and gas exploration activities have generally consisted of exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of, and any revenue from, a discovery. For various reasons, Oceanic has not been able to participate in exploration and development of any of their concessions since 1994.
(9) Significant Customers
As of December 31, 2005 and 2004, Oceanic had accounts receivable only from related parties. Accordingly, there were no unrelated customers who were considered to be significant.
(10) Commitments and Contingencies
Prior to 1985, Oceanic had subsidiaries operating in the United Kingdom (UK). During 1985, the subsidiaries disposed of an interest in a license. Oceanic has been advised that there may be taxable capital gains resulting from the transaction. Review of UK tax law indicated that there does not appear to be a statute of limitations with respect to tax liability and collection of taxes. The Company has accrued the estimated capital gains tax liability and continues to accrue interest on that liability.
In addition, the Company may be involved from time to time in various claims and lawsuits incidental to its business. In the opinion of Oceanic’s management, no claims or lawsuits, not previously disclosed, exist at December 31, 2005 that will result in a material adverse effect on the financial position or operating results of the Company.
ITEM 8A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the President and Chief Financial Officer carried out an evaluation, which included inquiries made to certain other of our employees, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.
Based upon that evaluation, the President and Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
There has been no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The following table sets forth the names and ages of the members of the Board of Directors and our executive officers, and sets forth the position with Oceanic held by each:

Name	Age	Position
James N. Blue	70	Director, Chairman of the Board and Chief Executive Officer

Charles N. Haas	68	Director and President

John L. Redmond	75	Director and Vice President, International Exploration

Gene E. Burke, M.D.	76	Director

Sidney H. Stires	76	Director

Janet A. Holle	54	Secretary/Vice President

Courtney Cowgill	52	Chief Financial Officer/Treasurer
Directors hold these positions until their respective successors are elected and qualified. The current directors, except for Dr. John L. Redmond, were elected prior to 1982 and no meeting of the stockholders has been held since 1982. Dr. Redmond was appointed in 1994 by the remaining directors to fill a vacancy on the Board of Directors. There is no audit committee of the Board of Directors for 2005, so the entire Board of Directors is fulfilling that role. The Board of Directors is expecting to continue to act as the audit committee for 2006.
James N. Blue. Mr. Blue has been a director and officer since 1981. He has also been Chairman of the Board of Directors of General Atomic Technologies Corporation in San Diego, California, President and a director of NWO Resources, Inc. and Chairman of the Board of Directors and President of Cordillera for more than the last five years.
Charles N. Haas. Mr. Haas has been a director and officer since 1981. He has also been a director and Vice President of Cordillera for more than the last five years. Mr. Haas has also been President and a director of San Miguel Valley Corporation for more than the last five years.
John L. Redmond. Dr. Redmond has been a director since 1994. He has been Vice President, International Exploration, since 1990.
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
Janet A. Holle. Ms. Holle has been an officer since 1987.
Courtney Cowgill. Ms. Cowgill joined Oceanic as Chief Financial Officer and Treasurer in May 2003. Ms. Cowgill has more than 25 years of accounting experience, including 3 years of experience as an auditor with a national accounting firm. She has served as Internal Audit Manager, Controller and CFO positions for the last 20 years. Ms. Cowgill holds an active CPA license in the State of Colorado.
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
     SUMMARY COMPENSATION TABLE

		Annual Compensation				Long Term Compensation
						Awards		Payouts
							Securities
					Other		Under-
					Annual	Restricted	lying		All Other
					Compen-	Stock	Options/	LTIP	Compen-
Name and	Fiscal	Salary		Bonus	sation	Awards	SARS (#)	Payouts	sation
Principal Position	Year	($)		($)	($)	($)	($)	($)	($)

James N. Blue,	2005	60,000	[1]

Chairman of the	2004	60,000	[1]

Board and CEO	2003	60,000	[1]

Charles N. Haas,	2005	177,508	[2]						26,492	[3]

President	2004	175,000	[2]						25,907	[3]

	2003	175,000	[2]						26,016	[3]

Courtney Cowgill,	2005	141,801							16,457	[3]

CFO/Treasurer	2004	111,569	[4]						6,696	[3]

[1]	Monthly officer’s fee of $5,000.

[2]	A portion of the salary and other compensation paid to Mr. Haas has been reimbursed based on cost sharing arrangements with other companies. See Item (12) “Certain Relationships and Related Transactions — Management Agreements.”

[3]	Oceanic is a participant in the Cordillera and Affiliated Companies Money Purchase Pension Plan and 401(k) Plan, covering all qualified employees of Oceanic. The pension plan is a non-contributory defined contribution plan. Oceanic’s contributions to this plan are based on 6% of total compensation not exceeding the limit established annually for the Federal Insurance Contribution Act (FICA) and 11.7% of compensation in excess of this limit. Vesting begins after two years of service at a rate of 20% annually with full vesting subsequent to six years of service or upon retirement, death or permanent disability. The 401(k) plan provides for discretionary employee contribution of up to 12% of annual pre-tax earnings, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code. Oceanic is required to match contributions to the extent of 6% of annual employee compensation. An employee can participate in these plans the first full year of service after their start date.

[4]	Ms. Cowgill commenced employment in May 2003. Members of the Board of Directors who are not employees of Oceanic or any of its affiliates receive directors’ fees of $500 per month. Members of the Board of Directors who are employees do not receive directors’ fees. Mr. Blue receives a monthly fee of $5,000 for services as an officer of Oceanic.
Oceanic has no material employment contracts at this time.

Oceanic has no compensation committee. James N. Blue and Charles N. Haas participated in all deliberations concerning executive officer compensation.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
As of December 31, 2005, there were issued and outstanding 40,688,881 shares of common stock, which is Oceanic’s only outstanding class of voting securities. Holders of common stock are entitled to one vote per share on each matter upon which stockholders may be entitled to vote.
The following table sets forth information regarding shares of common stock beneficially owned as of March 6, 2006 by (i) each person known by us to beneficially own 5% or more of the outstanding common stock, (ii) by each director, (iii) by each person named in the summary compensation table and (iv) by all officers and directors as a group.

Names and Addresses of Officers,	Amount of	Nature of Beneficial	Percentage of
Directors and Principal Stockholders	Common Stock	Ownership	Class

NWO Resources, Inc.[1]
c/o Samuel C. Randazzo 21 E. State Street, Suite 1700 Columbus, OH 43215	34,265,713	Shared voting and investment power	84.2%

Cordillera Corporation[1] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	389	Shared voting and investment power	Less than 1%

James N. Blue[1,3]
7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None	[1]	N/A

Charles N. Haas[2,3]
7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None	[2,3]	N/A

Sidney H. Stires[3]
7800 E. Dorado Place, Suite 250 Englewood, CO 80111	359,966	[4]	Less than 1%

Gene E. Burke, M.D.[3]
7800 E. Dorado Place, Suite 250 Englewood, CO 80111	507	By spouse	N/A

John L. Redmond[3]
7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None		N/A

All directors and officers as a group (7 persons)	360,473	[2,3,4]	Less than 1%

[1]	Mr. Blue is Chairman of the Board of Directors and President of Cordillera, the major stockholder of NWO Resources, Inc., which owns 84.2% of our stock. Through affiliates, Mr. Blue indirectly beneficially holds a majority of the common stock of Cordillera, which owns an additional .001% of Oceanic’s stock. Mr. Blue is Chairman of the Board of Directors and President of NWO Resources, Inc.

[2]	Mr. Haas is a director and a Vice President of Cordillera.

[3]	Director of Oceanic.

[4]	Of these shares, 322,110 shares are owned by Mr. Stires’ wife’s trust. 15,031 shares are held by Mr. Stires as a UGMA custodian for his minor grandchildren and 22,825 are owned by Mr. Stires.
There are no equity compensation plans in place for directors, officers or employees.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Management Agreements
Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel, a real estate company. Oceanic also provides management, professional and administrative services to Cordillera, a holding company. Oceanic’s management is responsible for the day-to-day management of real estate and general aviation activities of Cordillera. Starting in the third quarter of 2003, the subsidiary Petrotimor began providing exploration and consulting services to HIRL, a related company. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These contracts for management services have no contractual termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring sixty days termination notice. Our Chairman of the Board of Directors and Chief Executive Officer is affiliated with each of these corporations.
Management Fee Revenue

	2005		2004
San Miguel Valley Corporation	$427,440	45%	$443,033	53%
Cordillera Corporation	473,640	50%	359,678	43%
Harvard International Resources, Ltd.	46,678	5%	30,000	4%

Total management fee revenue	$947,758		$832,711

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% mark up on that total to cover the administrative expense. This charge is calculated annually and readjusted at year-end. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Karsten Blue, an employee of Cordillera and son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a Service Agreement with Cordillera. This contract, as amended, states that Oceanic compensates and reimburses Cordillera for Karsten Blue’s services at the rate of $1,403 per week, not to exceed $72,976 per year, and for any out-of-pocket business expenses incurred in connection with these activities. The Company expensed $71,731 in 2005 and $70,034 in 2004 for Karsten Blue’s services. The out-of-pocket business expenses were immaterial in 2005 and 2004.
The Company has a line of credit with NWO Resources Inc. See Item 6. “Management Discussion and Analysis of Financial Condition and Results of Operations - Cash Flow.”
Employee Benefit Plans
Cordillera has a defined contribution pension plan and a 401(k) plan covering all qualified employees of Oceanic. The plans are not limited to officers and directors. Employees must be at least 21 years of age and have one year of service. Collective bargaining employees, nonresident aliens who receive no income from U.S. sources and leased employees are the only employees not eligible to participate. Contributions to the pension plan are based on a percentage of employee compensation ranging from 6% to 11.7%. Oceanic is required to match employee 401(k) contributions up to 6% of annual compensation. For the years ended December 31, 2005 and 2004, the Company recorded $136,013 and $108,620, respectively, as pension expense and 401(k) expense under these plans. Mr. Blue serves as Chairman of the Board of Directors and President of Cordillera. He is also the indirect beneficial owner of a majority of the common stock of Cordillera.
Lease of Office Space
Oceanic currently leases office space at 7800 East Dorado Place, Suite 250, Englewood, CO 80111 from Sorrento West Properties, Inc., a company indirectly owned and controlled by James N. Blue and his family. The Company believes that, with respect to the lease, it obtained terms no less favorable than those that could have been obtained from unrelated parties in arms-length transactions. The lease was entered into on September 1, 2000 and was extended to October 31, 2008. Under the terms of the lease, Oceanic leases 4,990 square feet of space at an annual cost of $16.00 per square foot with an escalation clause based on the increase in the Consumer Price Index — All Urban Consumers, All Items, at a rate not to exceed 5%. The lease provides for additional rent to cover the tenant’s pro-rata share of insurance, taxes, common area maintenance and other charges. This maintenance charge is subject to change annually. The facilities are adequate for our current needs.
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

Exhibit Number	Name of Exhibit	Location

3.1	Certificate of Incorporation (including all amendments)	Exhibit 3 of the Report on Form 10-K for the year ended September 30, 1980 (SEC File No. 000-06540)

3.2	Bylaws (including all amendments)	Exhibit 3.1 of Form 8 (Amendment No. 1 to 10-K Report) dated June 1, 1982 (SEC File No. 000-06540)

3.3	Form of Amended and Restated Certificate of Incorporation	Exhibit 3.3 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.1	Memorandum of Agreement dated June 30, 1976 between Oceanic Exploration Company and Denison Mines Limited	Exhibit 9.2 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.2	Letter Agreement dated July 28, 1976 amending Agreement of June 30, 1976	Exhibit 9.3 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.3	Amendment dated August 27, 1976 to Agreement of June 30, 1976	Exhibit 9.4 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.4	Management Agreement with Cordillera Corporation dated January 1, 2000	Exhibit 10.2 of the Report of Form 10-QSB for the quarter ended March 31, 2000

10.5	Management Agreement with San Miguel Valley Corporation dated January 1, 2000	Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended March 31, 2000

10.10	Office Building Lease with Sorrento West Properties, Inc. dated September 1, 2000	Exhibit 10 of the Report on Form 10-QSB for the quarter ended September 30, 2000

10.14	Concession Contract between the Portuguese Government (by the Minister for Overseas) and Petrotimor Companhia de Petróleos, S.A. dated December 11, 1974	Exhibit 10.14 of Form SB-2 filed August 19, 2002

10.16	Farm-out Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.4 of the Report on Form 10-KSB for the year ended March 31, 1995

10.17	Letter Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.5 of the Report on Form 10-KSB for the year ended March 31, 1995

10.18	Letter of Indemnification with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.6 of the Report on Form 10-KSB for the year ended March 31, 1995

Exhibit Number	Name of Exhibit	Location

10.20	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan amended and restated as of January 1, 2001	Exhibit 10.20 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.21	Cordillera and Affiliated Companies Money Purchase Pension Plan amended and restated as of January 1, 2001	Exhibit 10.21 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.22	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.22 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.23	Cordillera and Affiliated Companies Money Purchase Pension Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.23 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.24	Service Agreement between Oceanic Exploration Company and Cordillera Corporation dated September 1, 2002	Exhibit 10.24 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.26	Consulting Agreement between Petrotimor Companhia de Petróleos, S.A. and Harvard International Resources, Ltd. dated October 1, 2003	Exhibit 10.26 of the report on Form 10-KSB for the year ended December 31, 2003.

10.27	Business Consultant Agreement between Petrotimor Companhia de Petróleos, S.A. and Dr. John L. Redmond dated October 1, 2003	Exhibit 10.27 of the report on Form 10-KSB for the year ended December 31, 2003.

10.28	Income Tax Accounting Agreement between NWO Resources and Oceanic Exploration Company dated October 1, 2003	Exhibit 10.28 of the report on Form 10-KSB for the year ended December 31, 2003.

10.30	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 8, 2005	Exhibit 10.30 of the report on Form 10-KSB for the year ended December 31, 2004.

10.31	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 9, 2006

31.1	Section 302: Certification of President

31.2	Section 302: Certification of Chief Financial Officer

32	Section 906: Certification of President and Chief Financial Officer

99.1	Code of Ethics for Directors, Management and Employees	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.

99.2	Securities Trading Policy/Timely Reporting of Events	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered to Oceanic by Grant Thornton LLP for the years ended December 31, 2005 and 2004, were:

	2005	2004
Audit services	$29,238	$25,000
Consent services	10,373	18,000
Tax services	2,625	9,150
All other services	6,100	0

Total	$48,336	$52,150

Grant Thornton LLP billed or will bill Oceanic $41,473, in the aggregate, for professional services rendered by Grant Thornton LLP for the audit of Oceanic’s annual financial statements for the fiscal year ended December 31, 2005, the reviews of the interim financial statements included in the Company’s Forms 10-QSB filed during the year ended December 31, 2005 and services provided for related filings with the SEC during 2005. Grant Thornton LLP billed Oceanic $2,625 during the year ended December 31, 2005 for professional tax services rendered by Grant Thornton LLP in 2004, primarily related to tax return compliance services.
Grant Thornton LLP billed Oceanic $43,000 in the aggregate, for professional services rendered by Grant Thornton LLP for the audit of Oceanic’s annual financial statements for the year ended December 31, 2004 and the reviews of the interim financial statements included in the Company’s Forms 10-QSB filed during the year ended December 31, 2004.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANIC EXPLORATION COMPANY

By:	/s/ Charles N. Haas

Charles N. Haas, President

Dated:	March 6, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
1. By the principal executive officer.
/s/ Charles N. Haas Charles N. Haas	President and Director	March 6, 2006 Date
2. By the principal financial officer and principal accounting officer.
/s/ Courtney Cowgill Courtney Cowgill	Treasurer and Chief Financial Officer	March 6, 2006 Date
3. By a majority of the Board of Directors.
/s/ James N. Blue James N. Blue	Chairman of the Board of Directors and	March 6, 2006 Date
Chief Executive Officer
/s/ Charles N. Haas Charles N. Haas	Director and President	March 6, 2006 Date
/s/ John L. Redmond John L. Redmond	Director and Vice President — International	March 6, 2006 Date
Exploration
/s/ Gene E. Burke, M.D. Gene E. Burke, M.D.	Director	March 6, 2006 Date
/s/ Sidney H. Stires Sidney H. Stires	Director	March 6, 2006 Date

EXHIBIT INDEX

Exhibit Number	Name of Exhibit	Location

2.1	Agreement of Purchase and Sale of Assets between Oceanic Exploration Company, Alliance Services Associates, Inc., Alliance Staffing Associates, Inc. and the parties executing the Agreement as shareholders of Alliance Staffing Associates, Inc. Pursuant to Item 601(b)(2) of Regulation S-X, the Exhibits referred to in the Agreement are omitted. We agree to furnish supplementally a copy of such Exhibit to the Commission upon request.	Exhibit 99.1 of Form 8-K dated March 31, 2000

3.1	Certificate of Incorporation (including all amendments)	Exhibit 3 of the Report on Form 10-K for the year ended September 30, 1980 (SEC File No. 000-06540)

3.2	Bylaws (including all amendments)	Exhibit 3.1 of Form 8 (Amendment No. 1 to 10-K Report) dated June 1, 1982 (SEC File No. 000-06540)

3.3	Form of Amended and Restated Certificate of Incorporation	Exhibit 3.3 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.1	Memorandum of Agreement dated June 30, 1976 between Oceanic Exploration Company and Denison Mines Limited	Exhibit 9.2 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.2	Letter Agreement dated July 28, 1976 amending Agreement of June 30, 1976	Exhibit 9.3 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.3	Amendment dated August 27, 1976 to Agreement of June 30, 1976	Exhibit 9.4 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)

10.4	Management Agreement with Cordillera Corporation dated January 1, 2000	Exhibit 10.2 of the Report of Form 10-QSB for the quarter ended March 31, 2000

10.5	Management Agreement with San Miguel Valley Corporation dated January 1, 2000	Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended March 31, 2000

10.10	Office Building Lease with Sorrento West Properties, Inc. dated September 1, 2000	Exhibit 10 of the Report on Form 10-QSB for the quarter ended September 30, 2000

10.14	Concession Contract between the Portuguese Government (by the Minister for Overseas) and Petrotimor Companhia de Petróleos, S.A. dated December 11, 1974	Exhibit 10.14 of Form SB-2 filed August 19, 2002

10.16	Farm-out Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.4 of the Report on Form 10-KSB for the year ended March 31, 1995

10.17	Letter Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.5 of the Report on Form 10-KSB for the year ended March 31, 1995

10.18	Letter of Indemnification with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.6 of the Report on Form 10-KSB for the year ended March 31, 1995

10.19	Participation Agreement among Oceanic Exploration Company and Mariah Energy, L.L.C. and Daniel R. Sommer dated September 5, 2000	Exhibit 10.19 of Amendment No. 1 to Form SB-2 filed October 3, 2002

Exhibit Number	Name of Exhibit	Location

10.20	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan amended and restated as of January 1, 2001	Exhibit 10.20 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.21	Cordillera and Affiliated Companies Money Purchase Pension Plan amended and restated as of January 1, 2001	Exhibit 10.21 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.22	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.22 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.23	Cordillera and Affiliated Companies Money Purchase Pension Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.23 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.24	Service Agreement between Oceanic Exploration Company and Cordillera Corporation dated September 1, 2002	Exhibit 10.24 of Amendment No. 1 to Form SB-2 filed October 3, 2002

10.26	Consulting Agreement between Petrotimor Companhia de Petróleos, S.A. and Harvard International Resources, Ltd. dated October 1, 2003	Exhibit 10.26 of the report on Form 10-KSB for the year ended December 31, 2003.

10.27	Business Consultant Agreement between Petrotimor Companhia de Petróleos, S.A. and Dr. John L. Redmond dated October 1, 2003	Exhibit 10.27 of the report on Form 10-KSB for the year ended December 31, 2003.

10.28	Income Tax Accounting Agreement between NWO Resources and Oceanic Exploration Company dated October 1, 2003	Exhibit 10.28 of the report on Form 10-KSB for the year ended December 31, 2003.

10.29	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 9, 2004	Exhibit 10.29 of the report on Form 10-KSB for the year ended December 31, 2003.

10.30	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 8, 2005	Exhibit 10.30 of the report on Form 10-KSB for the year ended December 31, 2004.

10.31	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 9, 2006

31.1	Section 302: Certification of President

31.2	Section 302: Certification of Chief Financial Officer

32	Section 906: Certification of President and Chief Financial Officer

99.1	Code of Ethics for Directors, Management and Employees	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.

99.2	Securities Trading Policy/Timely Reporting of Events	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.