Form 10QSB
period 2006-03-31
OCEANIC EXPLORATION CO
filed 2006-05-12
CIK 73759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑  No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☑

Shares outstanding at
May 8, 2006
40,688,881	Common $.0625 Par Value

Transitional Small Business Disclosure Format (Check One)	YES☐ NO☑

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets (Unaudited)
Condensed Consolidated Statements of Operations (Unaudited)
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
31 Certification of Principal Executive Officer and Principal Financial Officer
32 Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Rule 13a4-14(a) Certification of CEO
Rule 13a4-14(a) Certification of CFO
Rule 13a4-14(b) Certification of Officers

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Cash, unrestricted	$74,229	$79,706
Due from affiliates	50,154	18,694
Prepaid expenses and other	8,410	7,485

Total current assets	132,793	105,885

Oil and gas property interests (note 4)	—	—

Furniture, fixtures, and equipment	58,824	61,003
Less accumulated depreciation	(48,296)	(49,401)

	10,528	11,602

Total assets	$143,321	$117,487

Liabilities and Stockholders’ Deficit
Accounts payable	$138,123	$92,133
Accrued expenses	165,196	209,129
Accrued expenses – security for legal costs (note 3)	263,491	273,108
Note payable related party – NWO Resources, Inc. (note 5)	1,903,093	1,392,177

Total current liabilities	2,469,903	1,966,547

United Kingdom taxes payable, including accrued interest	687,979	674,866
Other non-current liabilities	2,994	4,058

Total non-current liabilities	690,973	678,924

Total liabilities	3,160,876	2,645,471

Commitments and contingencies (notes 2 and 3)

Stockholders’ deficit
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 50,000,000 shares; 40,688,881 shares issued and outstanding	2,543,055	2,543,055
Capital in excess of par value	3,323,410	3,323,410
Retained deficit	(8,884,020)	(8,394,449)

Total stockholders’ deficit	(3,017,555)	(2,527,984)

Total liabilities and stockholders’ deficit	$143,321	$117,487

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Management revenue – related parties	$264,945	$232,770

Costs and expenses:
Exploration expenses (note 3)	280,775	353,215
Amortization and depreciation	1,074	1,235
General and administrative	420,562	436,677

	702,411	791,127

Operating loss	(437,466)	(558,357)

Other income (expense):
Interest income and realized gains	3,506	8,097
Interest expense and financing costs (note 5)	(41,705)	(6,389)
Foreign currency gains (losses)	(13,906)	11,247

	(52,105)	12,955

Loss before income taxes	(489,571)	(545,402)

Income tax expense (note 6)	—	—

Net loss	$(489,571)	$(545,402)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	40,688,881	40,688,881
See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(489,571)	$(545,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,074	1,235
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	(31,460)	41,657
(Increase) decrease in prepaid expenses and other assets	(925)	—
Increase (decrease) in accounts payable	45,990	(69,654)
Increase (decrease) in accrued expenses	(43,933)	138,849
Increase (decrease) in security for legal costs	(9,617)	(3,943)
Increase (decrease) in United Kingdom taxes payable, including accrued interest payable	13,113	(11,929)
Decrease in other non-current liabilities	(1,064)	(916)

Net cash used in operating activities	(516,393)	(450,103)

Cash flows from financing activities:
Use of short-term investments and cash equivalents	—	352,385
Increase in note payable, related party – NWO Resources, Inc. including accrued interest payable	510,916	—

Net cash provided by financing activities	510,916	352,385

Net decrease in cash	(5,477)	(97,718)

Cash at beginning of period	79,706	382,436

Cash at end of period	$74,229	$284,718

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated balance sheet as of December 31, 2005 that has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although Oceanic Exploration Company (Oceanic or the Company) believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal recurring accruals have been made which are necessary for the fair presentation of the periods included. Certain amounts recorded in prior periods have been reclassified to conform to current presentation. Interim results are not necessarily indicative of results for a full year. The information included herein should be read in conjunction with the financial statements and notes thereto included in the December 31, 2005 Form 10-KSB.
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
On February 8, 2005, the Court heard oral arguments on the defendants’ motions to dismiss. The Court denied the defendants’ motions to dismiss as moot. However, the Court also dismissed the plaintiffs’ First Amended Complaint without prejudice to the filing of a Second Amended Complaint, as described below, to more fully reflect the plaintiffs’ case. The Complaint was amended to reflect claims that the Company was effectively prevented from obtaining concessions granted by the Designated Authority due to the misdeeds of the defendants. The Court directed the plaintiffs to precisely respond to each and every argument raised by the defendants’ “compelling motions to dismiss.” The Second Amended Complaint was filed with the Court on March 1, 2005. The defendants filed new motions to dismiss with the Court on March 28, 2005. The Company’s opposition to defendants’ motions to dismiss was filed with the Court on April 18, 2005. A final response by the defendants to the Company’s revised complaint was filed on April 28, 2005. No communication has been received from the Court since the last filing with the Court.
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
(3) EXPLORATION EXPENSES
On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the Phillips Petroleum companies operating within the Timor Gap area (the Respondents). Oceanic and Petrotimor claimed that the Timor Gap Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons including (i) the Timor Gap Treaty and the legislation sought to claim significant portions of the continental shelf over which it had no sovereign rights for Australia, which the Company believes under international law belonged to East Timor, and (ii) the Timor Gap Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic and Petrotimor, without providing for just compensation as required by Australian law. On February 3, 2003, the Federal Court of Australia issued an adverse decision in Petrotimor v. Commonwealth of Australia. The Federal Court ruled that it lacked the jurisdiction to hear the claims made by Oceanic and Petrotimor. The Company sought special leave in 2003 to appeal to the High Court. These appeals were discontinued on February 6, 2004 when the Company determined that the most appropriate venue, under the circumstances, would be in the United States courts.
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of March 31, 2006 and December 31, 2005, the Company had $269,781 and $274,459, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due to the exchange rate fluctuation between the U.S. and Australian dollars offset by interest earned on the account. The Company believes that the deposit will be forfeited to pay for the defendants’ legal expenses. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court.
During the three months ended March 31, 2006 and 2005, the Company incurred expenses of $270,880 and $347,803, respectively, related to legal, consulting and commercial activities in Australia and the Timor Gap area. These expenses have been recorded as exploration expenses in the accompanying statements.
Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, the Company continues to evaluate potential exploration and production activities elsewhere in the world. The Company did not receive any revenue from oil and gas properties in 2005 or 2004. Other than the potential recovery of damages from the pending litigation, the Company is not currently conducting any activities that would result in material oil and gas revenue in 2006.
(4) OIL AND GAS INTERESTS
Oceanic holds various interests in concessions or leases for oil and gas exploration around the world as described in the December 31, 2005 Form 10-KSB. Costs for these oil and gas property interests have been charged to expense in prior years so no amounts are reflected on the balance sheet. The Company is not currently conducting any direct exploration activities other than pursuing legal claims relating to the disputed oil and gas concession existing in the Timor Gap between East Timor and Australia.
(5) NOTE PAYABLE – RELATED PARTY
In 2005, the Company established a line of credit with NWO Resources, Inc. (NWO), Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $2,000,000 at an interest rate of 2% over the prime rate with repayment due on or before March 6, 2006. In addition, NWO committed to increase the line of credit to $4,000,000 under certain circumstances. These circumstances occurred and the promissory note was increased to $4,000,000 with a due date of March 6, 2007. As of March 31, 2006, $1,890,856 was outstanding under the line of credit. An additional $12,237 was accrued for interest calculated on the outstanding balance at 2% over the U.S. Bank prime-lending rate in effect on the date of each draw against the line of credit. The line of credit is evidenced by an unsecured promissory note that is due upon the earlier of the following: (i) obtaining alternative financing in an amount not less than $4,000,000, or (ii) resolution of the East Timor suit to the benefit of Oceanic for an amount not less than $4,000,000, or (iii) payment within one year of the loan date.

The Company believes that the cash on hand at March 31, 2006, plus cash generated from 2006 revenues and additional funding available from NWO, will be sufficient to fund operations beyond December 31, 2006. The Company is also evaluating other potential financing sources for long-term capital, including the potential of term debt financing from NWO and the potential of raising additional equity capital from existing shareholders. The status of Oceanic’s current litigation may substantially affect our need for and the ability to raise capital in the long-term.
(6) INCOME TAXES
Oceanic and NWO maintain a tax-sharing agreement with the same provisions applicable to all subsidiaries included in NWO’s consolidated return. Oceanic’s tax provision is calculated using the then-current statutory rates, on a stand-alone basis, and specifically estimating the book-tax differences, including the share of any differences applied ratably to all subsidiaries. Oceanic includes a tax benefit from losses to the extent of the previous profits, but only to the extent such profits were included in the NWO consolidated return. To the extent a tax benefit for a loss has not been previously allowed, and Oceanic has profits in a future year which falls within the period to which, on a stand-alone basis, the prior tax loss could be carried forward under United States tax rules, the benefit of the loss will be included in the provision to the extent the loss would provide a tax benefit on a stand-alone basis.
In evaluating the realizability of the net deferred tax assets, the Company takes into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that the Company will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset.
Because it cannot be accurately determined when the Company will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the three months ended March 31, 2006 and 2005.
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
The following discussion and analysis should be read in conjunction with Oceanic’s condensed consolidated financial statements and notes thereto as of December 31, 2005 and March 31, 2006 and 2005, for the respective periods then ended.
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
Cash Flow. Cash used in operating activities was $516,393 for the first three months of 2006, compared to $450,103 in the first three months of 2005. Financing activities, including borrowings from the note payable from NWO, generated positive cash flows in the first three months of 2006 of $510,916 compared to the 2005 proceeds from the sale of short-term investments of $352,385. The first three months of 2006 ended with a net decrease in total cash of $5,477, the difference between cash used in operations and cash provided by the NWO borrowings. During the three months ended March 31, 2006 and 2005, Oceanic made actual cash payments of $156,844 and $117,924, respectively, related to legal and professional activities in Australia and the Timor Gap area. An additional $123,931 of expenses were accrued and remained unpaid as of March 31, 2006. These costs are included in exploration expenses. Exploration expenses have decreased in 2006 compared to the same period in 2005, primarily because of the lack of court activity. Until a final judgment is obtained or settlement of the lawsuit occurs, exploration expenses will continue to be high and will consume a majority of Oceanic’s cash resources.
Oceanic had $74,229 in cash at March 31, 2006 compared with $79,706 in cash and cash equivalents at December 31, 2005. The Company had a negative working capital of ($2,337,110), where current liabilities exceeded cash and other current assets, at March 31, 2006, compared to a negative working capital of ($1,860,662) at December 31, 2005. This decrease in working capital was a result of the payment of legal and investigatory expenses charged to exploration expenses as discussed above.
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
Together, these management services provided all of Oceanic’s total revenue for the three months ended March 31, 2006 and 2005.

Management Fee Revenue
(Unaudited)

	Three Months ended March 31,
	2006		2005
Cordillera	$109,515	41%	$118,410	51%
San Miguel Valley Corporation	147,930	56%	106,860	46%
Harvard International Resources, Ltd.	7,500	3%	7,500	3%

Total management fee revenue	$264,945		$232,770

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
Results of Operations
Revenue. Management fee revenue for the three months ended March 31, 2006 increased $32,175, or 14%, compared to the three months ended March 31, 2005. The total increase is due to a decrease in fees charged to Cordillera, offset by a larger increase in the fees charged to San Miguel. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.
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
Exploration Expenses. The Company continues to have ongoing legal and professional fees associated with the litigation in the U.S. District Court and the pursuit of commercial opportunities in East Timor. During the three months ended March 31, 2006 and 2005, the Company incurred total exploration expenses of $280,775 and $353,215, respectively. These related primarily to legal and professional fees associated with the litigation in the U.S. court and the pursuit of commercial opportunities in East Timor. These expenses have been recorded as exploration expenses.
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of March 31, 2006 and December 31, 2005, the Company had $269,781 and $274,459, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due to the exchange rate fluctuation between the U.S. and Australian dollars offset by interest earned on the account. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court.
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
The Company anticipates that the defendants will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. The Company understands that pursuing this lawsuit to its fullest extent in 2006 could take substantial time by Company personnel and Company could incur substantial expense. Additional resources will be required in connection with this litigation. The Company believes that the financial opportunity justifies this substantial commitment of time and expense.
General and Administrative Expenses. Total general and administrative costs and expenses for the three months ended March 31, 2006 decreased by $16,115 or 4% from the same period in 2005. Part of this decrease is a reduction of legal fees of approximately $22,620 from amounts spent in 2005, due to the resolution of legal issues. The Company’s lease was renegotiated in November 2005, reducing the monthly rent by $1,071. Group insurance increased by approximately $5,000 for the quarter from 2005, because of an increase in rates. Salaries and taxes generally stayed flat when compared to the previous year.
Other Income and Expense. Interest income for the three months ended March 31, 2006 is $3,506, $4,591 lower than the amount for the same period last year. This is because the Company did not have available cash to invest in 2006. Interest expense of $5,666 is from the United Kingdom estimated tax liability, which is compounded on both static principal and the increasing accrued interest payable. Additional interest of $35,916 is accrued on the note payable to NWO. Non-cash foreign exchange losses of $13,906 resulted from the fluctuations in exchange rates in 2005 and 2006 between the U.S. dollar, the British pound, the Euro and the Australian dollar.
ITEM 3. CONTROLS AND PROCEDURES
At the end of the period covered by this report, the President and the Chief Financial Officer carried out an evaluation, which included inquiries made to certain other of our employees, of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceeding developments in 2006 were reported in the December 31, 2005 Form 10-KSB. See ‘Pending Litigation’ sections above for activity through May 11, 2006.
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

Oceanic Exploration Company
Date: May 11, 2006	/s/ Charles N. Haas
Charles N. Haas - President

Date: May 11, 2006	/s/ Courtney Cowgill
Courtney Cowgill - Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Exhibit
31.1	Rule 13a4-14(a) Certification of Chief Executive Officer
31.2	Rule 13a4-14(a) Certification of Chief Financial Officer
32.1	Rule 13a4-14(b) Certification of Officers