Form 10QSB
period 2006-06-30
OCEANIC EXPLORATION CO
filed 2006-08-10
CIK 73759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares outstanding at
August 3, 2006
59,688,881	Common $.0625 Par Value
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

SIGNATURES

Certificate of Amendment to the Amended and Restated Certificate of Incorporation
Rule 13a4-14(a) Certification of CEO
Rule 13a4-14(a) Certification of CFO
Rule 13a4-14(b) Certification of Officers

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets
Cash, unrestricted	$85,714	$79,706
Due from affiliates	8,053	18,694
Prepaid expenses and other	48,805	7,485

Total current assets	142,572	105,885

Oil and gas property interests (note 7)	—	—

Furniture, fixtures, and equipment	61,237	61,003
Less accumulated depreciation	(49,410)	(49,401)

	11,827	11,602

Total assets	$154,399	$117,487

Liabilities and Stockholders’ Deficit
Accounts payable	$76,349	$92,133
Accrued expenses	212,918	209,129
Accrued expenses — security for legal costs (note 3)	267,907	273,108
Other current liabilities	1,911	4,058
Note payable related party — NWO Resources, Inc. (note 5)	2,404,701	1,392,177

Total current liabilities	2,963,786	1,970,605

United Kingdom taxes payable, including accrued interest	724,145	674,866

Total liabilities	3,687,931	2,645,471

Commitments and contingencies (notes 2 and 3)

Stockholders’ deficit (note 4)
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 100,000,000 shares and 50,000,000 shares at June 30, 2006 and December 31, 2005, respectively; 40,688,881 shares issued and outstanding	2,543,055	2,543,055
Capital in excess of par value	3,323,410	3,323,410
Retained deficit	(9,399,997)	(8,394,449)

Total stockholders’ deficit	(3,533,532)	(2,527,984)

Total liabilities and stockholders’ deficit	$154,399	$117,487

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Management revenue — related parties	$264,900	$232,770	$529,845	$465,540

Costs and expenses:
Exploration expenses (note 3)	315,677	502,394	596,452	855,609
Amortization and depreciation	1,115	1,235	2,189	2,470
General and administrative	389,083	373,614	809,645	810,291

	705,875	877,243	1,408,286	1,668,370

Operating loss	(440,975)	(644,473)	(878,441)	(1,202,830)

Other income (expense):
Interest income	4,017	3,362	7,523	11,459
Interest and financing costs	(57,626)	(8,917)	(99,331)	(15,306)
Foreign currency gains (losses)	(21,393)	21,825	(35,299)	33,072

	(75,002)	16,270	(127,107)	29,225

Loss before income taxes	(515,977)	(628,203)	(1,005,548)	(1,173,605)

Income tax expense (note 6)	—	—	—	—

Net loss	$(515,977)	$(628,203)	$(1,005,548)	$(1,173,605)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	40,688,881	40,688,881	40,688,881	40,688,881
See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,005,548)	$(1,173,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,189	2,470
Changes in operating assets and liabilities:
Decrease in due from affiliates	10,641	53,879
(Increase) in prepaid expenses and other assets	(41,320)	—
Decrease in accounts payable	(15,784)	(39,487)
Increase (decrease) in accrued expenses	3,789	(30,636)
Decrease in other current liabilities	(2,147)	(1,863)
Decrease in security for legal costs	(5,201)	(7,746)
Increase (decrease) in United Kingdom taxes payable, including accrued interest payable	49,279	(34,427)

Net cash used in operating activities	(1,004,102)	(1,231,415)

Cash used in investing activities:
Purchase of fixed assets	(2,414)	—

Cash flows from financing activities:
Use of short-term investments and cash equivalents	—	409,576
Increase in note payable, related party — NWO Resources, Inc. including accrued interest payable	1,012,524	527,800

Net cash provided by financing activities	1,012,524	937,376

Net increase (decrease) in cash	6,008	(294,039)

Cash at beginning of period	79,706	382,436

Cash at end of period	$85,714	$88,397

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006
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
Certain prior year amounts on the balance sheet have been reclassified to conform to the current year presentation.
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

The Company anticipates that the defendants will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. If the motions to dismiss are denied, we anticipate that the defense will raise additional defenses. We understand that pursuing this lawsuit fully in 2006 could take substantial time by our personnel, and that we could incur substantial expense. The current litigation has been pending for over two years and is still at a preliminary stage. If the motions to dismiss are denied, the litigation may extend over many years. Certain of the defendants are well-capitalized and are financially able to bear substantial legal costs. The Company may require additional resources in connection with this litigation if it continues indefinitely. We believe that the financial opportunity justifies this substantial commitment of time and expense. However, we cannot predict the outcome of the litigation and there is a possibility that the Company will not recover the damages it is seeking.
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
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of June 30, 2006 and December 31, 2005, the Company had $279,676 and $274,459, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due to the exchange rate fluctuation between the U.S. and Australian dollars offset by interest earned on the account. The Company believes that the deposit will be forfeited to pay for the defendants’ legal expenses. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court.
During the six months ended June 30, 2006 and 2005, the Company incurred expenses of $582,070 and $849,284, respectively, specifically related to legal, consulting and commercial activities in Australia and the Timor Gap area. These expenses have been recorded as exploration expenses in the accompanying statements.
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
(4) CAPITAL STOCK
On March 6, 2006, the Board of Directors unanimously voted to increase the authorized common stock from 50,000,000 shares to 100,000,000 shares. This was adopted by written consent on May 8, 2006 by holders entitled to vote a majority of the outstanding shares of the Company’s common stock. The Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, effecting this increase with the Secretary of State of the State of Delaware on July 13, 2006.
On May 18, 2006, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission registering shares of common stock to be issued to stockholders pursuant to a rights offering. Under the terms of the rights offering, the Company offered the holders of its common stock the rights to subscribe for additional shares at a purchase price of $.32 per share on the basis of 0.466958 shares of common stock for each share held as of June 19, 2006. A total of 19,000,000 shares of common stock where offered to all stockholders. The Registration Statement was declared effective on

June 19, 2006 and copies of the corresponding prospectus and subscription documents were subsequently mailed to stockholders.
The rights to purchase common stock expired on July 21, 2006. The following subscriptions were accepted by the Company, resulting in gross proceeds of $6,080,000:
•	16,050,851 shares of common stock, at an aggregate purchase price of $5,136,272, pursuant to the basic subscription rights, and

•	2,949,149 shares of common stock, at an aggregate purchase price of $943,728, pursuant to the over-subscription privilege.
The Company also received, but did not accept, subscriptions for an additional 43,337 shares of common stock pursuant to the over-subscription privilege. The $13,868 received by the Company as a result of these unaccepted subscriptions was returned to the subscribing shareholders immediately after the expiration date of the rights offering.
NWO Resources, Inc. (NWO) purchased 18,949,116 shares of common stock in the rights offering pursuant to its basic subscription rights and over-subscription privilege. At the completion of the rights offering, NWO’s ownership increased from 84.2% to 89.2%.
The following table sets forth summary financial data at June 30, 2006 as adjusted to give effect to the sale of 19,000,000 shares of common stock at the offering price of $.32 and the application of the proceeds.

	June 30, 2006
Balance Sheet Data	Actual	As Adjusted
Cash	$85,714	$3,761,013
Total current assets	142,572	3,777,476
Total assets	154,399	3,789,303
Note payable related party – NWO Resources Inc., including accrued interest	2,404,701	0
Total current liabilities	2,961,875	557,174
Total liabilities	3,687,931	1,283,230
Common stock, $.0625 par value	2,543,055	3,730,555
Capital in excess of par value	3,323,410	8,175,515
Retained deficit	(9,399,997)	(9,399,997)
Total stockholders’ (deficit) equity	(3,533,532)	2,506,073
The proceeds of the rights offering will be used to pay off the note and accrued interest with NWO, fund the cost of the rights offering, pay for the legal and professional expenses associated with the Petrotimor lawsuit and to cover the cost of operations.
(5) NOTE PAYABLE — RELATED PARTY
In 2005, the Company established a line of credit with NWO Resources, Inc. (NWO), Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $2,000,000 at an interest rate of 2% over the prime rate with repayment due on or before March 6, 2006. In addition, NWO committed to increase the line of credit to $4,000,000 under certain circumstances. These circumstances occurred and the promissory note was increased to $4,000,000 with a due date of March 6, 2007. As of June 30, 2006, $2,340,856 was outstanding under the line of credit. An additional $63,845 was accrued for interest calculated on the outstanding balance at 2% over the U.S. Bank prime-lending rate in effect on the date of each draw against the line of credit. The line of credit is evidenced by an unsecured promissory note that is due upon the earlier of the following: (i) obtaining alternative financing in an amount not less than $4,000,000, or (ii) resolution of the East Timor suit to the benefit of Oceanic for an amount not less than $4,000,000, or (iii) payment within one year of the loan date. On July 24, 2006, after the termination of the rights offering, the Company paid the note and accrued interest in full, paying NWO $2,569,456 in principal and interest as of that date. The line of credit was then terminated.
The Company believes that the cash on hand at June 30, 2006, plus cash generated from 2006 revenues and the rights offering, will be sufficient to fund operations beyond December 31, 2006. The status of Oceanic’s current litigation may substantially affect our need for and the ability to raise capital in the long-term.

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
Because it cannot be accurately determined when the Company will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the six months ended June 30, 2006 and 2005.
The foreign tax credit carryforwards of Oceanic from taxable periods prior to April 2, 2003 expired in 2005.
(7) OIL AND GAS INTERESTS
Oceanic holds various interests in concessions or leases for oil and gas exploration around the world as described in the December 31, 2005 Form 10-KSB. Costs for these oil an gas property interests have been charged to expense in prior years so no amounts are reflected on the balance sheet. The Company is not currently conducting any direct exploration activities other than pursuing legal claims relating to the disputed oil and gas concession existing in the Timor Gap between East Timor and Australia.

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
The following discussion and analysis should be read in conjunction with Oceanic’s condensed consolidated financial statements and notes thereto as of December 31, 2005 and June 30, 2006 and 2005, for the respective periods then ended.
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
Cash Flow. Cash used in operating activities was $1,004,102 for the first six months of 2006, compared to $1,231,415 in the first six months of 2005. Financing activities, including borrowings from the note payable from NWO, generated positive cash flows in the first six months of 2006 of $1,012,524 compared to the 2005 borrowings of $527,800 and proceeds from the sale of short-term investments of $409,576. The first six months of 2006 ended with a net increase in total cash of $6,008, the difference between cash used in operations and cash provided by the NWO borrowings. During the six months ended June 30, 2006 and 2005, Oceanic made actual cash payments of $566,241 and $787,453, respectively, related to legal and professional activities in Australia and the Timor Gap area. An additional $30,211 of expenses were accrued and remained unpaid as of June 30, 2006. These costs are included in exploration expenses. Exploration expenses have decreased in 2006 compared to the same period in 2005, primarily because of the lack of court activity. Until a final judgment is obtained or settlement of the lawsuit occurs, exploration expenses will continue to be high and will consume a majority of Oceanic’s cash resources.
Oceanic had $85,714 in cash at June 30, 2006 compared with $79,706 in cash and cash equivalents at December 31, 2005. The Company had a negative working capital of $2,821,214, where current liabilities exceeded cash and other current assets, at June 30, 2006, compared to a negative working capital of $1,864,720 at December 31, 2005. This decrease in working capital was a result of the payment of legal and investigatory expenses charged to exploration expenses as discussed above.
Subsequent to the end of the quarter, on July 21, 2006 the Company received proceeds from its rights offering, net of offering costs, of $6,039,605. The Company used $2,569,456 of this to pay the principal and interest outstanding on the NWO note. The balance of the net proceeds will be used to pay for the legal and professional expenses associated with the Petrotimor lawsuit and to cover the cost of operations.
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
Together, these management services provided all of Oceanic’s total revenue for the six months ended June 30, 2006 and 2005.
Management Fee Revenue
(Unaudited)

	Six Months Ended June 30,
Company	2006		2005
Cordillera	$219,030	41%	$236,820	51%
San Miguel Valley Corporation	295,860	56%	213,720	46%
Harvard International Resources, Ltd.	14,955	3%	15,000	3%

Total management fee revenue	$529,845		$465,540

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
Results of Operations
Revenue. Management fee revenue for the six months ended June 30, 2006 increased $64,305, or 14%, compared to the six months ended June 30, 2005. The total increase is due to a decrease in fees charged to Cordillera, offset by a larger increase in the fees charged to San Miguel. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.
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
Exploration Expenses. The Company continues to have ongoing legal and professional fees associated with the litigation in the U.S. District Court and the pursuit of commercial opportunities in East Timor. During the six months ended June 30, 2006 and 2005, the Company incurred total exploration expenses of $596,452 and $855,609, respectively. These related primarily to legal and professional fees associated with the litigation in the U.S. court and the pursuit of commercial opportunities in East Timor. These expenses have been recorded as exploration expenses.
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of June 30, 2006 and December 31, 2005, the Company had $279,676 and $274,459, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due to the exchange rate fluctuation between the U.S. and Australian dollars offset by interest earned on the account. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court.
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
The Company anticipates that the defendants will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. If the motions to dismiss are denied, we anticipate that the defense will raise additional defenses. These could include factual defenses to the allegations in the Complaint as well as additional legal arguments. We understand that pursuing this lawsuit fully in 2006 could take substantial time by our personnel, and that we could incur substantial expense. The current litigation has been pending for over two years and is still at a very preliminary stage. If the motions to dismiss are denied, the litigation may extend over many years. Certain of the defendants are well-capitalized and could bear substantial legal costs over an extended period. The Company will require additional resources in connection with this litigation if it continues after the proceeds from the rights offering have been spent. We believe that the financial opportunity currently justifies this substantial commitment of time and expense. However, management cannot predict the outcome of the litigation and there is a possibility that the Company will not recover the damages it is seeking.
General and Administrative Expenses. Total general and administrative costs and expenses for the six months ended June 30, 2006 decreased by $646 from the same period in 2005. While these totals remained very similar, differences in expenses are:
•	Legal fees decreased approximately $28,400 from amounts spent in 2005, due to the resolution of legal issues and less use of outside attorneys;

•	The Company’s lease was renegotiated in November 2005, reducing the monthly rent by $1,041 or $6,200 year to date;

•	Group insurance increased by approximately $15,000 for the first six months of 2006 compared to the same time period in 2005, because of an increase in rates.

•	Salaries and taxes have increased by about 4% or about $20,000 when compared to the previous year.
Other Income and Expense. Interest income for the six months ended June 30, 2006 is $7,523, which is $8,236 lower than the amount for the same period last year. This is because the Company did not have available cash to invest in 2006. Interest expense of $11,580 is from the United Kingdom estimated tax liability, which is compounded on both static principal and the increasing accrued interest payable. Additional interest of $87,524 is accrued on the note payable to NWO. Non-cash foreign exchange losses of $35,299 resulted from the fluctuations in exchange rates in 2005 and 2006 between the U.S. dollar, the British pound, the Euro and the Australian dollar.

ITEM 3. CONTROLS AND PROCEDURES
At the end of the period covered by this report, the President and the Chief Financial Officer carried out an evaluation, which included inquiries made to certain other of our employees, of the Company’s disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceeding developments in 2006 were reported in the December 31, 2005 Form 10-KSB. See ‘Pending Litigation’ sections above for activity through August 9, 2006.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits filed herewith are listed below and attached to this report. The ‘Exhibit Number’ refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation

31.1	Rule 13a4-14(a) Certification of Chief Executive Officer

31.2	Rule 13a4-14(a) Certification of Chief Financial Officer

32.1	Rule 13a4-14(b) Certification of Officers
SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company
Date: August 9, 2006	/s/ Charles N. Haas
Charles N. Haas — President

Date: August 9, 2006	/s/ Courtney Cowgill
Courtney Cowgill — Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Exhibit

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation

31.1	Rule 13a4-14(a) Certification of Chief Executive Officer

31.2	Rule 13a4-14(a) Certification of Chief Financial Officer

32.1	Rule 13a4-14(b) Certification of Officers