Form 10QSB
period 2006-09-30
OCEANIC EXPLORATION CO
filed 2006-11-13
CIK 73759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
November 9, 2006
59,688,881	Common $.0625 Par Value
Transitional Small Business Disclosure Format (Check One) YES ☐ NO ☑

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets (Unaudited)
Condensed Consolidated Statements of Operations (Unaudited)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
31.1 Rule 13a4 - 14(a) Certification of Principal Executive Officer
31.2 Rule 13a4 - 14(a) Certification of Chief Financial Officer
32.1 Rule 13a4-14(b) Certification of Officers

SIGNATURES

Rule 13a4-14(a) Certification of Principal Executive Officer
Rule 13a4-14(a) Certification of Chief Financial Officer
Rule 13a4-14(b) Certification of Officers

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(unaudited)	(audited)
Assets
Cash, unrestricted	$3,406,223	$79,706
Due from affiliates	18,777	18,694
Prepaid expenses and other	22,410	7,485

Total current assets	3,447,410	105,885

Oil and gas property interests (note 7)	—	—

Furniture, fixtures, and equipment	61,237	61,003
Less accumulated depreciation	(50,605)	(49,401)

	10,632	11,602

Total assets	$3,458,042	$117,487

Liabilities and Stockholders’ Equity or (Deficit)
Accounts payable	$64,530	$92,133
Accrued expenses	320,817	209,129
Accrued expenses – security for legal costs (note 3)	271,143	273,108
Other current liabilities	4,945	4,058
Note payable related party — NWO Resources, Inc. (note 5)	—	1,392,177

Total current liabilities	661,435	1,970,605

United Kingdom taxes payable, including accrued interest	752,686	674,866

Total liabilities	1,414,121	2,645,471

Commitments and contingencies (notes 2 and 3)

Stockholders’ equity or (deficit) (note 4)
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 100,000,000 shares and 50,000,000 shares at September 30, 2006 and December 31, 2005, respectively; 59,688,881 and 40,688,881 shares issued and outstanding, respectively	3,730,555	2,543,055
Capital in excess of par value	8,167,520	3,323,410
Retained deficit	(9,854,154)	(8,394,449)

Total stockholders’ equity or (deficit)	2,043,921	(2,527,984)

Total liabilities and stockholders’ equity or (deficit)	$3,458,042	$117,487

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Management revenue — related parties	$267,820	$248,638	$797,665	$714,178

Costs and expenses:
Exploration expenses (note 3)	326,398	426,630	922,850	1,282,238
Amortization and depreciation	1,195	1,074	3,384	3,544
General and administrative	393,984	397,667	1,203,629	1,207,957

	721,577	825,371	2,129,863	2,493,739

Operating loss	(453,757)	(576,733)	(1,332,198)	(1,779,561)

Other income (expense):
Interest income	36,191	40	43,714	11,499
Interest and financing costs	(20,909)	(20,986)	(120,239)	(36,293)
Foreign currency gains (losses)	(15,683)	19,126	(50,982)	52,199

	(401)	(1,820)	(127,507)	27,405

Loss before income taxes	(454,158)	(578,553)	(1,459,705)	(1,752,156)

Income tax expense (note 6)	—	—	—	—

Net loss	$(454,158)	$(578,553)	$(1,459,705)	$(1,752,156)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding	54,732,359	40,688,881	45,421,482	40,688,881
See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,459,705)	$(1,752,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,384	3,544
Changes in operating assets and liabilities:
Increase (decrease) in due from affiliates	(83)	46,987
Increase in prepaid expenses and other assets	(14,925)	(10,000)
Decrease in accounts payable	(27,603)	(48,990)
Increase in accrued expenses	111,688	161,958
Increase in other current liabilities	887	—
Decrease in other non-current liabilities	—	(2,841)
Decrease in security for legal costs	(1,965)	—
Increase (decrease) in United Kingdom taxes payable, including accrued interest payable	77,820	(44,885)

Net cash used in operating activities	(1,310,502)	(1,646,383)

Cash used in investing activities:
Purchase of fixed assets	(2,414)	—

Cash flows from financing activities:
Use of short-term investments and cash equivalents	—	409,576
Proceeds from rights offering, net	6,031,610	—
Payment of note payable to NWO Resources, Inc., including accrued interest	(2,569,456)	—
Increase in note payable, related party — NWO Resources, Inc., including accrued interest payable	1,177,279	917,837

Net cash provided by financing activities	4,639,433	1,327,413

Net increase (decrease) in cash	3,326,517	(318,970)

Cash at beginning of period	79,706	382,436

Cash at end of period	$3,406,223	$63,466

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	September 30,	December 31,
	2006	2005
	(unaudited)	(audited)
Common stock:
Balance, beginning of year	$2,543,055	$2,543,055
Common stock issued in connection with rights offering	1,187,500	—

Balance, end of period	$3,730,555	$2,543,055

Capital in excess of par value:
Balance, beginning of year	$3,323,410	$3,323,410
Additional paid in capital from rights offering
Net of related costs of $48,390 (note 3)	4,844,110	—

Balance, end of period	$8,167,520	$3,323,410

Retained earnings:
Balance, beginning of year	$(8,394,449)	$(6,196,270)
Net loss for the nine months ended September 30, 2006 and the twelve months ended December 31, 2005, respectively	(1,459,705)	(2,198,179)

Balance, end of period	$(9,854,154)	$(8,394,449)

Total stockholders’ equity (deficit)	$2,043,921	$(2,527,984)

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2006
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
On September 21, 2006, the Court issued an Order and Memorandum Opinion deciding these motions. The Court denied the motions of defendants ConocoPhillips, Inc. and ConocoPhillips Company (ConocoPhillips) with respect to Oceanic’s claims under RICO, the Robinson-Patman Act and under common law theories of intentional interference with prospective economic advantage and unfair competition. Since the Court found that Oceanic had stated legally cognizable claims against ConocoPhillips, these two defendants were ordered and did file an answer to the Second Amended Complaint on October 10, 2006. In addition, these two defendants have filed a motion for reconsideration or in the alternative to certify the Order and Memorandum Opinion for interlocutory appeal.
The Court granted ConocoPhillips’ Motion to Dismiss with respect to Oceanic’s claims under the Lanham Act and under the common law theory of unjust enrichment. These claims were dismissed with prejudice. Although the litigation will continue against the two ConocoPhillips’ parent corporations, the Court also granted ConocoPhillips’ Motion to Dismiss the ConocoPhillips’ domestic and foreign subsidiaries on jurisdictional grounds. The domestic subsidiaries were dismissed without prejudice. Based on the Act of State Doctrine, the Court dismissed with prejudice all claims against the Timor Sea Designated Authority and related entities.
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
The Company anticipates that the defendants will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. We anticipate that ConocoPhillips will raise additional defenses. These could include factual defenses to the allegations in the Complaint as well as additional legal arguments. We understand that pursuing this lawsuit fully in 2006 could take substantial time by our personnel, and that we could incur substantial expense. The current litigation has been pending for over two years and is still at a preliminary stage. This litigation may extend over many years. Certain of the defendants are well-capitalized and are financially able to bear substantial legal costs over an extended period. The Company will require additional resources in connection with this litigation if it continues after the proceeds from the rights offering have been spent. We believe that the financial opportunity justifies this substantial commitment of time and expense. However, we cannot predict the outcome of the litigation and there is a possibility that the Company will not recover the damages it is seeking.
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
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of September 30, 2006 and December 31, 2005, the Company had $288,980 and $274,459, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due to the exchange rate fluctuation between the U.S. and Australian dollars offset by interest earned on the account. In September, 2005 the Australian Government Solicitor accepted the Company’s offer of $250,000 AU ($186,708 in U.S. dollars) in full and final settlement of their outstanding costs. We expect this amount to be withdrawn from this bank account in the near future. The Company believes that the deposit will be forfeited to pay for the defendants’ legal expenses. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court.
During the nine months ended September 30, 2006 and 2005, the Company incurred expenses of $907,160 and $1,258,296, respectively, specifically related to legal, consulting and commercial activities in Australia and the Timor Gap area. These expenses have been recorded as exploration expenses in the accompanying statements.
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
On May 18, 2006, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission registering shares of common stock to be issued to stockholders pursuant to a rights offering. Under the terms of the rights offering, the Company offered the holders of its common stock the rights to subscribe for additional shares at a purchase price of $.32 per share on the basis of 0.466958 shares of common stock for each share held as of September 19, 2006. A total of 19,000,000 shares of common stock were offered to all stockholders. The Registration Statement was declared effective on June 19, 2006 and copies of the corresponding prospectus and subscription documents were subsequently mailed to stockholders.
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
The proceeds of the rights offering will be used to pay off the note and accrued interest with NWO, fund the cost of the rights offering, to pay for the legal and professional expenses associated with the Petrotimor lawsuit and to cover the cost of operations.
(5) NOTE PAYABLE – RELATED PARTY
In 2005, the Company established a line of credit with NWO, Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $2,000,000 at an interest rate of 2% over the prime rate with repayment due on or before March 6, 2006. In addition, NWO committed to increase the line of credit to $4,000,000 under certain circumstances. These circumstances occurred and the promissory note was increased to $4,000,000 with a due date of March 6, 2007. On July 24, 2006, after the termination of the rights offering, the Company paid the note and accrued interest in full, paying NWO $2,569,456 in principal and interest as of that date. The line of credit was then terminated.
The Company believes that the cash on hand at September 30, 2006, plus cash generated from 2006 revenues will be sufficient to fund operations beyond December 31, 2006. The status of Oceanic’s current litigation may substantially affect our need for and the ability to raise capital in the long-term.
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
Because it cannot be accurately determined when the Company will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the nine months ended September 30, 2006 and 2005.
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
(8) NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. The provisions of SAB 108 are effective for the annual period ending after November 15, 2006. The Company is currently determining the effect, if any, the adoption of SAB 108 will have on its financial statements.
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition, and measurement of benefits related to an entity’s uncertain tax positions. FIN 48 is effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of its adoption of FIN 48 on its financial position and results of operations.
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
The following discussion and analysis should be read in conjunction with Oceanic’s condensed consolidated financial statements and notes thereto as of December 31, 2005 and September 30, 2006 and 2005, for the respective periods then ended.

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
Cash Flow. Cash used in operating activities was $1,310,502 for the first nine months of 2006, compared to $1,646,383 in the first nine months of 2005. Financing activities, including net proceeds from the rights offering, generated positive cash flows in the first nine months of 2006 of $4,639,433 compared to the 2005 borrowings of $917,837 and proceeds from the sale of short-term investments of $409,576. The first nine months of 2006 ended with a net increase in total cash of $3,326,517. During the nine months ended September 30, 2006 and 2005, Oceanic made actual cash payments of $727,291 and $862,795, respectively, related to legal and professional activities in Australia and the Timor Gap area. An additional $195,559 of expenses were accrued and remained unpaid as of September 30, 2006. These costs are included in exploration expenses. Exploration expenses have decreased in 2006 compared to the same period in 2005, primarily because of the lack of court activity until September 2006. Until a final judgment is obtained or settlement of the lawsuit occurs, exploration expenses will continue to be high and will consume most of Oceanic’s cash resources.
Oceanic had $3,406,223 in cash at September 30, 2006 compared with $79,706 in cash and cash equivalents at December 31, 2005. The Company had a positive working capital of $2,785,975 at September 30, 2006 compared to a negative working capital of $1,864,720 at December 31, 2005. Negative working capital occurs where current liabilities exceed cash and other current assets. This increase in working capital from December 31, 2005 to September 30, 2006 was primarily a result of the proceeds from the rights offering.
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

Together, these management services provided all of Oceanic’s total revenue for the nine months ended September 30, 2006 and 2005.
Management Fee Revenue
(Unaudited)

	Nine months ended September 30,
	2006		2005
Company
Cordillera Corporation	$328,545	41%	$355,230	50%
San Miguel Valley Corporation	443,790	56%	320,580	45%
Harvard International Resources, Ltd.	25,330	3%	38,368	5%

Total management fee revenue	$797,665		$714,178

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
Results of Operations
Revenue. Management fee revenue for the nine months ended September 2006 increased $83,487 or 12%, compared to the nine months ended September 30, 2005. The total increase is due to an increase in the fees charged to San Miguel, offset by a smaller decrease in fees charged to Cordillera. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.
Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, the Company continues to evaluate potential exploration and production activities elsewhere in the world, including Indonesia and the United States. The Company did not receive any revenue from oil and gas properties in 2005. Other than the potential recovery of damages from the pending litigation, the Company is not currently conducting any activities that would result in oil and gas revenue in 2006.
Exploration Expenses. The Company continues to have ongoing legal and professional fees associated with the litigation in the U.S. District Court and the pursuit of commercial opportunities in East Timor. During the nine months ended September 30, 2006 and 2005, the Company incurred total exploration expenses of $922,850 and $1,282,238, respectively. These related primarily to legal and professional fees associated with the litigation in the U.S. court and the pursuit of commercial opportunities in East Timor. These expenses have been recorded as exploration expenses.
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of September 30, 2006 and December 31, 2005, the Company had $288,980 and $274,459, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due to the exchange rate fluctuation between the U.S. and Australian dollars offset by interest earned on the account. In September, 2005 the Australian Government Solicitor accepted the Company’s offer of $250,000 ($186,708 U.S. dollars) in full and final settlement of their outstanding costs. We expect this amount to be withdrawn from this bank account in the near future. The Company believes that the deposit will be forfeited to pay for the defendants’ legal expenses. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court.
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
On September 21, 2006, the Court issued an Order and Memorandum Opinion deciding these motions. The Court denied the motions of defendants ConocoPhillips, Inc. and ConocoPhillips Company (ConocoPhillips) with respect to Oceanic’s claims under RICO, the Robinson-Patman Act and under common law theories of intentional interference with prospective economic advantage and unfair competition. Since the Court found that Oceanic had stated legally cognizable claims against ConocoPhillips, these two defendants were ordered and did file an answer to the Second Amended Complaint on October 10, 2006. In addition, these two defendants have filed a motion for reconsideration or in the alternative to certify the Order and Memorandum Opinion for interlocutory appeal.
The Court granted ConocoPhillips’ Motion to Dismiss with respect to Oceanic’s claims under the Lanham Act and under the common law theory of unjust enrichment. These claims were dismissed with prejudice. Although the litigation will continue against the two ConocoPhillips’ parent corporations, the Court also granted ConocoPhillips’ Motion to Dismiss the ConocoPhillips’ domestic and foreign subsidiaries on jurisdictional grounds. The domestic subsidiaries were dismissed without prejudice. Based on the Act of State Doctrine, the Court dismissed with prejudice all claims against the Timor Sea Designated Authority and related entities.
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
The Company anticipates that the defendants will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. We anticipate that ConocoPhillips will raise additional defenses. These could include factual defenses to the allegations in the Complaint as well as additional legal arguments. We understand that pursuing this lawsuit fully in 2006 and 2007 could take substantial time by our personnel, and that we could incur substantial expense. The current litigation has been pending for over two years and is still at a preliminary stage. This litigation may extend over many years. Certain of the defendants are well-capitalized and are financially able to bear substantial legal costs over an extended period. The Company will require additional resources in connection with this litigation if it continues after the proceeds from the rights offering have been spent. We believe that the financial opportunity justifies this substantial commitment of time and expense. However, we cannot predict the outcome of the litigation and there is a possibility that the Company will not recover the damages it is seeking.
General and Administrative Expenses. Total general and administrative costs and expenses for the nine months ended September 30, 2006 decreased by $4,328 from the same period in 2005. While total expenses remained very similar between the two years, the most significant differences in expenses were:
•	Legal fees decreased approximately $30,200 from amounts spent in 2005, due to the resolution of legal issues and less use of outside attorneys;

•	The Company’s lease was renegotiated in November 2005, reducing the monthly rent by $1,041 or $9,356 year to date;

•	Group insurance increased by approximately $22,000 for the first nine months of 2006 compared to the same time period in 2005, because of an increase in rates.

Other Income and Expense. Interest income for the nine months ended September 30, 2006 is $43,714 which is $32,215 higher than the amount for the same period last year. This is because the Company did not have available cash to invest in 2005. Interest income increased substantially for this quarter because of increased cash balances in August and September 2006, placed in low-risk investments, resulting from the proceeds of the rights offering. Interest expense of $17,678 is from the United Kingdom estimated tax liability, which is compounded on both static principal and the increasing accrued interest payable. Additional interest of $102,278 was paid on the note payable to NWO. Non-cash foreign exchange losses of $50,982 at September 30, 2006 versus gains of $52,199 at September 30, 2005 resulted from the fluctuations in exchange rates in 2006 and 2005 between the U.S. dollar, the British pound, the Euro and the Australian dollar.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceeding developments in 2005 were reported in the December 31, 2005 Form 10-KSB. See the ‘Pending Litigation’ sections in Management’s Discussion and Analysis above for activity through November 8, 2006.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits filed herewith are listed below and attached to this report. The ‘Exhibit Number’ refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit
31.1	Rule 13a4-14(a) Certification of Chief Executive Officer

31.2	Rule 13a4-14(a) Certification of Chief Financial Officer

32.1	Rule 13a4-14(b) Certification of Officers
(b)	On July 25, 2006, the Company filed a Form 8-K dated July 21 to report the results from the rights offering.

(c)	On September 25, 2006, the Company filed a Form 8-K dated September 25 to report the decision rendered by the United States District Court for the District of Columbia.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company
Date: November 9, 2006	/s/ Charles N. Haas
Charles N. Haas — President

Date: November 9, 2006	/s/ Courtney Cowgill
Courtney Cowgill — Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Exhibit
31.1	Rule 13a4-14(a) Certification of Principal Executive Officer

31.2	Rule 13a4-14(a) Certification of Chief Financial Officer

32.1	Rule 13a4-14(b) Certification of Officers