Form 10KSB
period 2006-12-31
OCEANIC EXPLORATION CO
filed 2007-03-16
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB
(Mark One)
☑       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                            to
Commission file number 001-08521
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     Yes ☐ No ☑
Issuer’s revenues for year ended December 31, 2006                      $1,063,465
As of March 5, 2007, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and ask price shown on the OTC Bulletin Board was $2,291,765.
As of March 5, 2007, the issuer had outstanding 59,688,881 shares of common stock ($.0625 par value).
An index of the documents incorporated herein by reference and/or annexed as exhibits to this Report appears on pages 33 through 34.
Transitional Small Business Disclosure Format (check one):                     Yes ☐ No ☑

PART I
ITEM 1. DESCRIPTION OF BUSINESS
Oceanic Exploration Company (Oceanic or the Company) was incorporated as a Delaware corporation in December 1968. With our subsidiaries, Oceanic International Properties Corporation (OIPC) and Petrotimor Companhia de Petróleos, S.A. (Petrotimor), the Company has historically engaged in the business of acquiring oil and gas concessions covering large blocks of acreage in selected locations around the world. The term ‘concession’ means exploration, development and production rights with respect to a specific area. Rights may be created by agreement with a government, governmental agency or corporation. After the Company buys those rights, we conduct exploration activities on that property, including seismic and other geophysical evaluation and exploratory drilling where appropriate. Oceanic did not conduct any exploration activities and did not receive any revenue from oil and gas properties in 2006. The Company is actively pursuing legal claims arising from the disputed oil and gas concession granted to Petrotimor in the Timor Gap between East Timor and Australia.
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
Together, these management services provided substantially all of the Company’s total revenue in 2006.
As of December 31, 2006, Oceanic had nine employees in Colorado who provide general and administrative services to the oil and gas operations and/or management services to San Miguel and Cordillera. The corporate offices are located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111 and the telephone number is (303) 220-8330.
Mr. James N. Blue is Chairman of Oceanic and also serves as Chairman of the Board of Directors and President of NWO Resources, Inc. NWO Resources, Inc. owns approximately 89.2% of Oceanic common stock and is Oceanic’s largest shareholder. Mr. Blue is also Chairman of the Board of Directors, President and indirect beneficial owner of a majority of the common stock of Cordillera, the major stockholder of NWO Resources, Inc.
OPERATIONS
(a) Litigation
On March 1, 2004, Oceanic and Petrotimor filed suit in the United States seeking to recover damages relating to the disputed Timor Gap concession. See ‘Pending Litigation’ in Item (3). Preparation and prosecution of the lawsuit has been the primary cause of major expenditures for 2006 and we anticipate that the U.S. lawsuit will continue to be our primary cause of expenditures for 2007. A substantial portion of the Company resources expended in 2006 has been in connection with this litigation over the Timor Gap concession. See Item (3) ‘Legal Proceedings.’
(b) Management Services
Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel, a real estate company. Oceanic also provides management, professional and administrative services to Cordillera, a holding company. Oceanic’s management is responsible for the day-to-day management of real estate and other activities of Cordillera. The subsidiary Petrotimor provides exploration and consulting services to HIRL, a related company. These contracts have no contractual termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring sixty days termination notice.

Management Fee Revenue

	2006		2005
San Miguel Valley Corporation	$591,720	56%	$427,440	45%
Cordillera Corporation	438,060	41%	473,640	50%
Harvard International Resources, Ltd.	33,685	3%	46,678	5%

Total management fee revenue	$1,063,465		$947,758

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
Karsten Blue, an employee of Cordillera and son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a Service Agreement with Cordillera. This contract, as amended, states that Oceanic compensates and reimburses Cordillera for Karsten Blue’s services at the rate of $1,467 per week, not to exceed $76,260 per year, and for any out-of-pocket business expenses incurred in connection with these activities. The Company expensed $76,337 in 2006 and $71,731 in 2005 for Karsten Blue’s services.
(c) Oil and Gas
Oceanic is not currently conducting any oil and gas exploration or production activities. The Company did not receive any significant revenue from oil and gas properties in 2006 or 2005. Other than the potential recovery of damages from the Timor Gap concession, the Company is currently not conducting any activities that would result in material oil and gas revenue in 2007.
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
GOVERNMENTAL APPROVALS AND REGULATIONS
Other than obtaining the concessions from foreign and U.S. governments for oil and gas exploration, no material governmental approvals are required for Oceanic’s business. Oceanic has filed for East Timor governmental approval on the expansion of the East Timor concession. See Item (2) ‘Description of Property under Commercial Opportunity in East Timor’ for additional details. Currently, no development is occurring on any of the Company’s oil and gas concessions. Historically, Oceanic has entered into participation agreements with other entities who conduct exploration and drilling activities. Such other entities obtain any governmental approvals and comply with any governmental regulations required to conduct such activities. Currently, neither Oceanic nor any of its participation partners are conducting any development activity on any of our properties.
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
The termination of the Prinos Oil Field license does not affect the extensive exploration area east of Thasos Island where no exploration is currently permitted due to territorial disputes between Greece and Turkey. It is impossible for the Company to determine at this time when exploration activities might be commenced in that area. If the territorial disputes are resolved, there is uncertainty as to the term of concession because the concession is controlled by Denison and we have limited access to information regarding the concession. Should the territorial dispute be resolved, and the consortium drill and successfully develop any additional prospects, Oceanic would be entitled to once again receive the 15% net profits interest, applicable to the working interest of Denison. Denison has not advised the Company as to whether they have any intention of drilling. There is no assurance that Oceanic will receive the net profits interest from these properties in the future. Management does not know when the sovereignty issues will be resolved, but they may not be resolved in the foreseeable future. The Company intends to retain its interest for any remaining life of the concession, and cannot predict when or if further activity with respect to the concession may occur.
Republic of China (Taiwan)
Oceanic holds a 22.23% working interest in a concession located north of Taiwan in the East China Sea, covering 3,706,560 gross acres. The exploration license for this concession had a nominal term extending to 1979, requiring exploration activity and minimum expenditures. Preparations for initial exploratory drilling were suspended in 1977 under a claim of force majeure, pending resolution of a territorial dispute among the Republic of China (Taiwan), the Government of Japan and the People’s Republic of China. Oceanic has made an application to the Chinese Petroleum Corporation (Taiwan) each year to continue the suspension. A continuation of the force majeure status for 2007 has been applied for with the Ministry of

Economic Affairs of Taiwan, but a response has not been received as of the date of this report. Management has no reason to believe that the annual application would be denied, as it has never been denied in the past. But there is no assurance that the Chinese Petroleum Corporation (Taiwan) will continue to suspend obligations under this concession in the future. If the force majeure were lifted, the exploration phase of the contract would be resumed subject to the threat of future cancellation in the event no commercial discovery is made.
During 1990, Oceanic entered into a farm-out agreement with Enterprise Oil Exploration Limited, a United Kingdom company, and NMX Resources (Overseas) Limited, a Bermuda company. This conveyed two-thirds of the original 66.67% interest in the Taiwan concession. The Company received $1,471,156 representing two-thirds of past expenditures in the area pursuant to the farm-out agreement.
Due to the uncertainty of sovereignty in the area, no immediate development expenditures, as required under the terms of the concession agreement, are anticipated. If the force majeure is lifted, Oceanic intends to pursue exploration activities related to our obligations under the agreement.
In fiscal year 1994, the Company reported that the People’s Republic of China was indicating its intention to open up adjacent concession areas for bidding and that a resolution to the sovereignty issues might result. Nothing occurred in 2006 to indicate that the lifting of the current force majeure status is imminent. Management does not know when the sovereignty issues will be resolved, but expects that they may not be resolved in the foreseeable future. Oceanic intends to hold the concession for the life of the concession and cannot predict when further activity with respect to the concession may occur.
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
The Timor Gap Treaty created a Joint Authority that purported to grant and enter into production sharing contracts with various companies who have carried out exploration activities in the joint zone of cooperation. According to the 2003 Annual Report of ConocoPhillips Petroleum Company, ConocoPhillips and other participants in the production sharing contracts discovered gas and gas condensate in the Timor Gap area that we claim. Their drilling in 1995 confirmed that the discovery extended across two production sharing contract areas designated as the Bayu-Undan field. ConocoPhillips and other participants are developing this field in two phases. As reported by ConocoPhillips in its December 31, 2006 Form 10-K, Phase 1 is a gas-recycle project, where condensate and natural gas liquids are separated and removed and the dry gas re-injected into the reservoir. This phase began production in February 2004, and averaged a net rate of 53,400 barrels of liquids per day in 2006 from these reserves. The second phase involved the installation of a natural gas pipeline from the field to Darwin, Australia and construction of a liquid natural gas facility located in Darwin. This will be used for the production, export and sale of the natural gas from the field, for gross contracted sales of up to 3 million tons of liquid natural gas (LNG) annually for a period of 17 years to customers in Japan. ConocoPhillips subsequently reported that the construction of the LNG facility in Darwin was completed in 2006. It also reported that its net share of natural gas production from the Bayu-Undan field was 200 million cubic feet per day in 2006.
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
On March 6, 2003 the Australian Parliament ratified the Timor Sea Treaty governing oil and gas projects in the Joint Development Area between Australia and East Timor. In addition, an Australian senior official and Timorese ministers in Dili signed the Sunrise International Unitization Agreement (IUA) and a related memorandum of understanding on fiscal issues. The Sunrise IUA and the Certain Maritime Arrangements in the Timor Sea Treaty (CMATS) were ratified by East Timor on February 20, 2007. Australia and East Timor exchanged notes to make the treaties effective on February 23, 2007.

Generally these treaties allow for the development of the Greater Sunrise Gas Field to move forward and for the upstream revenues attributable to the government share under the production sharing contracts to be prorated equally by Australia and East Timor.
Published reports indicate that the CMATS provides that Australia and East Timor have agreed that overlapping maritime claims in the Timor Sea will be held in abeyance for 50 years. Oceanic’s current activities with respect to the Timor Gap concession consist of attempting to recover damages relating to the concession through a lawsuit. See Item (3) ‘Legal Proceedings.’
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
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The National Australia Bank Ltd. in Sydney, Australia provided the necessary guarantees. As of December 31, 2006 the Company had $309,673 ($392,324 Australian dollars) on deposit with the Bank as collateral for the Guarantees. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. Accordingly, this balance has been fully reserved against those legal charges. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court.
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
The Company filed a Second Amended Complaint with the Court on March 1, 2005. The defendants filed motions to dismiss with the Court on March 28, 2005.
On September 21, 2006, the Court issued an Order and Memorandum Opinion deciding these motions. The Court denied the motions of defendants ConocoPhillips, Inc. and ConocoPhillips Company (ConocoPhillips) with respect to Oceanic’s claims under RICO, the Robinson-Patman Act and under common law theories of intentional interference with prospective economic advantage and unfair competition. Since the Court found that Oceanic had stated legally cognizable claims against ConocoPhillips, these two defendants were ordered and did file an answer to the Second Amended Complaint on October 10, 2006. The other defendants and claims were dismissed. The two defendants filed a motion for reconsideration or in the alternative to certify the Order and Memorandum Opinion for interlocutory appeal. On November 17, 2006, the Court denied the defendants’ motions for reconsideration and interlocutory appeal. On February 5, 2007, the Court granted the defendants’ motion to transfer the case to the United States District Court for the Southern District of Texas. The discovery process has been stayed while these motions were under consideration and should commence upon transition to the new court.
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
The Company anticipates that the defendants will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. The Company understands that pursuing this lawsuit to its fullest extent in 2007 could take substantial time by Company personnel, and the Company could incur substantial expense. Additional resources may be required in connection with this litigation. The Company believes that the financial opportunity justifies this substantial commitment of time and expense.
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
As reported by the OTC Bulletin Board, the range of bid prices in our common stock over the fiscal years ended December 31, 2006, 2005 and 2004 (which are not necessarily representative of actual transactions) is set forth below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2006		2005		2004
Three Months Ended	High	Low	High	Low	High	Low
March 31.34		.32	1.00	.13	.51	.25

June 30.32		.25	.75	.30	.46	.25

September 30.32		.16	.65	.36	.26	.12

December 31.32		.18	.60	.26	.22	.15

We use all available funds for working capital purposes and have never paid a dividend. We do not anticipate paying dividends in the future. As of March 5, 2007, the number of record holders of our common stock was 430.
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
Transfer Agent
The Company’s transfer agent is Mellon Investor Services, 210 University Boulevard, Suite 800, Denver, CO 80206.
ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. You can identify these statements by words such as ‘may,’ ‘will,’ ‘expect,’ ‘anticipate,’ ‘estimate,’ ‘continue’ or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by Oceanic in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected costs of litigation, the volatility and level of oil and natural gas prices, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, environmental matters, the potential impact of government regulations, fluctuations in the economic environment and other such matters, many of which are beyond our control. You are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.
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
Because it cannot be accurately determined when or if Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the years ended December 31, 2006 and 2005.
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
Liquidity and Capital Resources
Oceanic has historically addressed long-term liquidity needs for oil and gas exploration and development through the use of consortium arrangements or farm-out agreements. Under such arrangements, we participate with consortium or joint venture partners with respect to financing activities required for a concession. This is a strategy that we intend to continue with respect to concessions/joint participation agreements, including those we currently own.
Cash Flow
Cash used in operating activities during the years ended December 31, 2006 and 2005 was $1,713,877 and $2,104,483, respectively. Ongoing legal and professional fees associated with the pending litigation against ConocoPhillips and other defendants have required substantial expenditures. During the years ended December 31, 2006 and 2005, respectively, Oceanic paid expenses of $1,142,450 and $1,283,874 related to legal activities and commercial opportunities in the Timor Gap area. These expenses are included in exploration expenses. These costs continued to be high in 2006 because of ongoing legal and investigatory research to support our claims. Legal and consulting costs attributable to the United States lawsuit will continue to be charged to exploration expenses in 2007. When the Company’s Second Amended Complaint proceeds to the discovery phase, legal expenses and cash requirements will continue to increase in 2007.
On May 18, 2006, Oceanic filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC), registering shares of common stock to be issued to stockholders pursuant to a rights offering. Under the terms of the rights offering, the Company offered the holders of its common stock the rights to subscribe for additional shares at a purchase price of $.32 per share on the basis of 0.466958 shares of common stock for each share held as of June 19, 2006. A total of 19,000,000 shares of common stock were offered to all stockholders. The Registration Statement was declared effective on June 19, 2006 and the offering expired on July 21, 2006. A total of $6,080,000 was collected through the rights offering. The proceeds from the rights offering were used to fund the cost of the rights offering, pay for the legal and professional expenses associated with the Timor Gap lawsuit and to cover the cost of operations.
Management Fee Revenue

	2006		2005
San Miguel Valley Corporation	$591,720	56%	$427,440	45%
Cordillera Corporation	438,060	41%	473,640	50%
Harvard International Resources, Ltd.	33,685	3%	46,678	5%

Total management fee revenue	$1,063,465		$947,758

Revenue earned from management fees increased by $115,707 from 2005 to 2006. The revenue from San Miguel increased approximately $13,690 per month during 2006 because of increased management and legal time requirements. The monthly management fee from Cordillera decreased in 2006 by approximately $2,965 per month because less personnel time was required by Cordillera’s activities. The consulting revenue from HIRL remained the same at $2,500 per month, but less actual research and bills were charged to them by Petrotimor.
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
Oceanic had a positive working capital of $1,798,951 at December 31, 2006, including $2,985,985 in cash and short-term investments. This compares with negative working capital at December 31, 2005 of $1,860,662. Negative working capital occurs when current liabilities exceed current assets. This positive change in working capital was due to the $6,029,699 of net cash received from the rights offering completed in the summer of 2006.
In 2005, the Company established a line of credit with NWO, Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $2,000,000 at an interest rate of 2% over the prime rate with repayment due on or before March 6, 2006. In addition, NWO committed to increase the line of credit to $4,000,000 under certain circumstances. These circumstances occurred and the promissory note was increased to $4,000,000 with a due date of March 6, 2007. On July 24, 2006, after the termination of the rights offering, the Company paid the note and accrued interest in full, paying NWO $2,569,456 in principal and interest as of that date. The 2005 line of credit was then terminated.
At the projected level of cash expenditures, the Company may need sources of additional funding by the fall of 2007. In March 2007, the Company executed a revolving line of credit with NWO in the amount not to exceed $4,000,000, at an interest rate of 2% over prime rate with payment in full to be received within one year of the original loan date. In addition, the Company obtained a commitment from NWO to provide additional financing up to an additional $2,000,000, under certain conditions. The Company believes that the cash on hand at December 31, 2006, plus cash generated from 2007 revenues and the proceeds from this line of credit will be sufficient to fund operations beyond December 31, 2007. The Company is also evaluating other potential financing sources for long-term capital, but at this time, has no firm commitments for the provision of long-term capital. The status of Oceanic’s current litigation may substantially affect our need for and ability to raise capital.
Results of Operations
The increase in management fees revenue of $115,707 for the year ended December 31, 2006 compared to the year ended December 31, 2005 was mostly due to the increase in monthly fees of $13,690 from San Miguel, offset by a smaller decrease in monthly fees from Cordillera of $2,965.
Total costs and expenses for the year ended December 31, 2006 increased $294,588 or 9% in total compared to costs and expenses for the year ended December 31, 2005. Ongoing legal and investigation fees, charged to exploration expense, were associated with the litigation regarding East Timor and totaled $1,793,515 during the year ended December 31, 2006. This compares to $1,495,048 during the year ended December 31, 2005. This was an increase of $298,467 or 20% due to increased legal work when the Court released its September 21, 2006 decision. In addition, consulting fees increased due to investigative activities to support our case. When the Court allows the discovery to proceed, legal expenses will continue to increase in 2007.
Amortization and depreciation for the year ended December 31, 2006 increased by $8 from 2005 as more office equipment became fully depreciated. This was offset by the purchase of new office equipment in 2006, including replacement of a desktop computer and a photocopier machine.
Total general and administrative costs for the year ended December 31, 2006 decreased by $20,585, or 1.3%, from the year ended December 31, 2005. Salaries, benefits and taxes increased by approximately $55,551 or 3% as a result of general increases, plus additional participation in the Company’s 401(k) plan. This was offset by a reduction in legal fees of approximately $31,231 due to the completion of a successful defense against a lawsuit by a former employee in 2005 and a general reduction in the use of outside attorneys for matters other than the East Timor lawsuit. In addition, contract services decreased by $10,161 as a result of cost savings on IT system maintenance and a decrease in costs of 2006 Sarbanes-Oxley testing. Office rent also decreased by $1,071 per month or $10,396.
Other income and expense for the year changed from a net income balance of $4,740 at December 31, 2005 to total expense balance of $107,709 at December 31, 2006. Interest income increased by $66,632 during 2006 because the Company had more available cash from the rights offering to invest. Interest expense and finance costs increased by approximately

$66,221 because of the interest paid on the note payable to NWO Resources, Inc. The foreign currency transactions resulted in a net loss of $66,192 for 2006. This included a foreign currency non-cash loss of $166,042 as the dollar decreased in value compared to the Australian dollar and British pound. This loss was offset slightly by a slight gain of the U.S. dollar to the Euro of $47,181. The change in the United Kingdom taxes payable includes $24,058 of accrued interest increased by a non-cash loss of $94,935 resulting from the dollar decreasing in value when compared to the British pound.
At December 31, 2006, the Company had a positive balance in stockholders’ equity of $1,012,206 primarily resulting from the sale of stock and additional paid in capital from the rights offering. This compared to the negative value in stockholders’ equity of $2,527,984 at December 31, 2005. At that date, the Company’s liabilities exceeded the book value of its assets, net of allowances and reserves, by that amount. Negative equity in 2005 resulted from funds which were used for the litigation relating to the Timor Gap. These are expenses and do not create assets with book value. The deficit in stockholders’ equity can be expected to return to the extent that future litigation costs are financed through the NWO line of credit or other debt instruments.
ITEM 7. FINANCIAL STATEMENTS

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2006 and 2005
(With Report of Independent Registered Public Accounting Firm Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Oceanic Exploration Company
We have audited the accompanying consolidated balance sheets of Oceanic Exploration Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oceanic Exploration Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Grant Thornton LLP
Cleveland, Ohio
March 15, 2007

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
Assets
Cash, unrestricted	$2,985,985	$79,706
Short-term investments	—	—
Due from affiliates	14,674	18,694
Prepaid expenses and other	8,485	7,485

Total current assets	3,009,144	105,885

Oil and gas property interests (note 7)	—	—

Furniture, fixtures, and equipment	59,173	61,003
Less accumulated depreciation	(39,490)	(49,401)

	19,683	11,602

Total assets	$3,028,827	$117,487

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$436,487	$92,133
Accrued expenses	491,381	209,129
Accrued expenses – security for legal costs (note 4)	282,325	273,108
NWO Resources Inc. notes payable, including accrued interest (note 2)	—	1,392,177

Total current liabilities	1,210,193	1,966,547

United Kingdom taxes payable, including accrued interest	793,859	674,866
Other non-current liabilities	12,569	4,058

Total non-current liabilities	806,428	678,924

Commitments and contingencies (notes 2 and 4)	—	—

Total liabilities	2,016,621	2,645,471

Stockholders’ equity (deficit) (note 3)
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 100,000,000 and 50,000,000 shares, respectively; 59,688,881 and 40,688,881 shares issued and outstanding	3,730,555	2,543,055
Capital in excess of par value	8,165,609	3,323,410
Retained deficit	(10,883,958)	(8,394,449)

Total stockholders’ equity (deficit)	1,012,206	(2,527,984)

Total liabilities and stockholders’ equity (deficit)	$3,028,827	$117,487

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2006 and 2005

	2006	2005
Revenue:
Management revenue — related parties	$1,063,465	$947,758

Costs and expenses:
Exploration expenses (notes 4 and 7)	1,839,231	1,524,066
Amortization and depreciation	4,626	4,618
General and administrative	1,601,408	1,621,993

	3,445,265	3,150,677

Operating loss	(2,381,800)	(2,202,919)

Other income (expense):
Interest income and realized gains	85,113	18,481
Interest expense and financing costs	(126,630)	(66,409)
Foreign currency gains (losses)	(66,192)	52,668

	(107,709)	4,740

Loss before income taxes	(2,489,509)	(2,198,179)

Income tax expense (note 5)	—	—

Net loss	$(2,489,509)	$(2,198,179)

Basic and diluted loss per common share	$(0.051)	$(0.054)

Weighted average number of common shares outstanding	49,017,648	40,688,881
See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2006 and 2005

	2006	2005
Common stock:
Balance, beginning of year	$2,543,055	$2,543,055
Common stock issued in connection with rights offering (note 3)	1,187,500	—

Balance, end of year	$3,730,555	$2,543,055

Capital in excess of par value:
Balance, beginning of year	$3,323,410	$3,323,410
Additional paid in capital from rights offering, net of related costs (note 3)	4,842,199	—

Balance, end of year	$8,165,609	$3,323,410

Retained deficit:
Balance, beginning of year	$(8,394,449)	$(6,196,270)
Net loss	(2,489,509)	(2,198,179)

Balance, end of year	$(10,883,958)	$(8,394,449)

Total stockholders’ equity (deficit)	$1,012,206	$(2,527,984)

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss from continuing operations	$(2,489,509)	$(2,198,179)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	4,626	4,618
Loss on disposal of assets	4,659	—
Changes in operating assets and liabilities:
Decrease in due from affiliates	4,020	44,511
(Increase) decrease in prepaid expenses and other assets	(1,000)	1,000
Increase (decrease) in accounts payable	344,354	(75,727)
Increase in accrued expenses	282,252	13,680
Increase in security for legal costs	9,217	165,090
Increase (decrease) in United Kingdom taxes payable, including accrued interest payable	118,993	(55,620)
Increase (decrease) in other noncurrent liabilities	8,511	(3,856)

Net cash used in continuing operations	$(1,713,877)	$(2,104,483)

Cash used in investing activities:
Use of short-term investments	—	409,576
Purchase of fixed assets	(17,366)	—

Net cash provided by (used in) investing activities	(17,366)	409,576

Cash flows from financing activities:
Increase in NWO Resources, Inc. note payable, including accrued interest payable	1,177,279	1,392,177
Payoff of note payable to NWO Resources, Inc., including interest	(2,569,456)	—
Proceeds from rights offering, net	6,029,699	—

Net cash provided by financing activities	4,637,522	1,392,177

Net increase (decrease) in cash	2,906,279	(302,730)

Cash, unrestricted at beginning of period	79,706	382,436

Cash, unrestricted at end of period	$2,985,985	$79,706

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIATIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(1) Accounting Policies
(a)	General

Oceanic Exploration Company (Oceanic) was incorporated as a Delaware corporation in December 1968. With our subsidiaries, Oceanic International Properties Company (OIPC) and Petrotimor Companhia de Petróleos, S.A. (Petrotimor) collectively ‘the Company,’ the Company has historically engaged in the business of acquiring oil and gas concessions covering large blocks of acreage in selected locations around the world. The term ‘concession’ means exploration, development and production rights with respect to a specific area. Rights may be created by agreement with a government, governmental agency or corporation. After the Company buys those rights, the Company conducts exploration activities on that property, including seismic and other geophysical evaluation and exploratory drilling where appropriate. The Company did not conduct any exploration activities and it did not receive any revenue from oil and gas properties in 2006 or 2005. Oceanic is actively pursuing legal claims arising from the disputed oil and gas concession the Company has to acreage in the Timor Gap between East Timor and Australia.

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
Together, these management services provided substantially all of the Company’s total revenue in 2006 and 2005.

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

Because it cannot be accurately determined when Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the years ended December 31, 2006 and 2005.

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

The Company has adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In 2006 and 2005, no events or circumstances occurred that resulted in an impairment charge or warranted a revision of the remaining useful lives of any of these assets.

(i)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturity date of three months or less to be cash equivalents.

(j)	Oil and Gas Properties

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

Oceanic is not currently conducting any oil and gas exploration or production activities. The Company did not receive any significant revenue from oil and gas properties in 2006 or 2005. Other than the potential recovery of damages from the Timor Gap concession, the Company is currently not conducting any activities that would result in material oil and gas revenue in 2007.
(2) Cash Requirements
Oceanic had a positive working capital of $1,798,951 at December 31, 2006, including $2,985,985 in cash and short-term investments. This compares with negative working capital at December 31, 2005 of $1,860,662. Negative working capital occurs when current liabilities exceed current assets. This positive change in working capital was due to the $6,029,699 of net cash received from the rights offering completed in the summer of 2006.
In 2005, the Company established a line of credit with NWO, Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $2,000,000 at an interest rate of 2% over the prime rate with repayment due on or before March 6, 2006. In addition, NWO committed to increase the line of credit to $4,000,000 under certain circumstances. These circumstances occurred and the promissory note was increased to $4,000,000 with a due date of March 6, 2007. On July 24, 2006, after the termination of the rights offering, the Company paid the note and accrued interest in full, paying NWO $2,569,456 in principal and interest as of that date. The 2005 line of credit was then terminated.
At the projected level of cash expenditures, the Company may need sources of additional funding by the fall of 2007. In March 2007, the Company executed a revolving line of credit with NWO in the amount not to exceed $4,000,000, at an interest rate of 2% over prime rate with payment in full to be received within one year of the original loan date. In addition, the Company obtained a commitment from NWO to provide additional financing up to an additional $2,000,000, under certain conditions. The Company believes that together with cash on hand at December 31, 2006, plus cash generated from 2007 revenues and additional funding available from NWO, the proceeds from this line of credit will be sufficient to fund operations beyond December 31, 2007. The Company is also evaluating other potential financing sources for long-term capital. At this time, the Company has no firm commitments for the provision of long-term capital. The status of Oceanic’s current litigation may substantially affect our need for and ability to raise capital.
(3) Rights Offering
On May 18, 2006, Oceanic filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC), registering shares of common stock to be issued to stockholders pursuant to a rights offering. Under the terms of the rights offering, the Company offered the holders of its common stock the right to subscribe for additional shares at a purchase price of $.32 per share on the basis of 0.466958 shares of common stock for each share held as of June 19, 2006. A total of 19,000,000 shares of common stock were offered to all stockholders. The Registration Statement was declared effective on June 19, 2006 and the offering expired on July 21, 2006. A total of $6,080,000 was collected through the rights offering. The proceeds from the rights offering were used to fund the cost of the rights offering, pay for the legal and professional expenses associated with the Timor Gap lawsuit and to cover the cost of operations.
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
On March 6, 2003 the Australian Parliament ratified the Timor Sea Treaty governing oil and gas projects in the Joint Development Area between Australia and East Timor. In addition, an Australian senior official and Timorese ministers in Dili signed the Sunrise International Unitization Agreement (‘IUA’) and a related memorandum of understanding on fiscal issues. The Sunrise IUA and the Certain Maritime Arrangements in the Timor Sea Treaty (CMATS) were ratified by East Timor on February 20, 2007. Australia and East Timor exchanged notes to make the treaties effective on February 23, 2007. Generally these treaties allow for the development of the Greater Sunrise Gas Field to move forward and for the upstream revenues attributable to the government share under the production sharing contracts, to be prorated equally by Australia and East Timor.
Published reports indicate that the CMATS provides that Australia and East Timor have agreed that overlapping maritime claims in the Timor Sea will be held in abeyance for 50 years. Oceanic’s current activities with respect to the Timor Gap concession consist of attempting to recover damages relating to the concession through a lawsuit.
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
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The National Australia Bank Ltd. in Sydney, Australia provided the necessary guarantees. As of December 31, 2006 the Company had $309,673 ($392,324 Australian dollars) on deposit with the Bank as collateral for the Guarantees. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. Accordingly, this balance has been fully reserved against those legal charges. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court. The Company estimates that the amount should not exceed $591,998 ($750,000 Australian dollars). Accordingly, the Company has reserved an additional amount of $282,325 to cover the estimated full liability.
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
The Company filed a Second Amended Complaint with the Court on March 1, 2005. The defendants filed motions to dismiss with the Court on March 28, 2005.
On September 21, 2006, the Court issued an Order and Memorandum Opinion deciding these motions. The Court denied the motions of defendants ConocoPhillips, Inc. and ConocoPhillips Company (ConocoPhillips) with respect to Oceanic’s claims under RICO, the Robinson-Patman Act and under common law theories of intentional interference with prospective economic advantage and unfair competition. Since the Court found that Oceanic had stated legally cognizable claims against ConocoPhillips, these two defendants were ordered and did file an answer to the Second Amended Complaint on October 10, 2006. The other defendants and claims were dismissed. The two defendants filed a motion for reconsideration or in the alternative to certify the Order and Memorandum Opinion for interlocutory appeal. On November 17, 2006, the Court denied the defendants’ motions for reconsideration and interlocutory appeal. On February 5, 2007, the Court granted the defendants’ motion to transfer the case to the United States District Court for the Southern District of Texas. The discovery process has been stayed while these motions were under consideration and should commence upon transition to the new court.
The Company anticipates that the defendants will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. The Company understands that pursuing this lawsuit to its fullest extent in 2007 could take substantial time by Company personnel, and the Company could incur substantial expense. Additional resources may be required in connection with this litigation. The Company believes that the financial opportunity justifies this substantial commitment of time and expense.
(5) Income Taxes
Income tax benefit (expense) consists of the following:

	2006	2005
Current:
U.S. federal	$—	$—
U.S. state	—	—

Total current income tax expense	—	—
Deferred:
U.S. federal	845,970	747,381
Increase in valuation allowance	(845,970)	(747,381)

Total deferred income tax expense	—	—

Total income tax expense	$—	$—

The reconciliation between tax expense computed by multiplying pretax income by the U.S. federal statutory rate of 34% and the reported amount of income tax benefit (expense) is as follows:

	2006	2005
Computed at the U.S. statutory rate	$845,591	$746,867
Increase in the valuation allowance	(845,970)	(747,381)
Foreign exploration expenses not deducted for tax purposes	—	—
Adjustment of taxes provided in prior years and other, net	379	514

Income tax benefit (expense)	$—	$—

At December 31, 2006 and 2005, significant components of deferred tax assets and liabilities (excluding foreign tax credits) are as follows:

	2006	2005
Deferred tax assets (liabilities), net:
Net operating loss carryforwards	$776,006	$642,100
Foreign tax credit carryforwards	0	0
Legal and consulting expenses capitalized for tax purposes	2,085,829	1,476,034
Oil and gas properties, principally due to differences in depreciation and depletion and impairment	152,511	152,511
Reserve for Australian litigation expenses	95,990	92,857
Other	133,290	34,154

	3,243,626	2,397,656

Valuation allowance	$(3,243,626)	$(2,397,656)

The deferred tax assets at December 31, 2006 for which a valuation allowance has been recorded, will be recognized when their realization is more likely than not. The Company’s available net operating loss carryforwards expire in 2023 and 2024. The Company’s foreign tax credit carryforwards expired in 2005.
(6) Related Party Transactions
Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel, a real estate company. Oceanic also provides management, professional and administrative services to Cordillera, a holding company. Oceanic’s management is responsible for the day-to-day management of real estate and other activities of Cordillera. The subsidiary, Petrotimor, provides exploration and consulting services to Harvard International Resources, Ltd. (HIRL), a related company. These contracts have no contractual termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring sixty days termination notice. Our Chairman of the Board of Directors and Chief Executive Officer is affiliated with each of these corporations.
Management Fee Revenue

	2006		2005
San Miguel Valley Corporation	$591,720	56%	$427,440	45%
Cordillera Corporation	438,060	41%	473,640	50%
Harvard International Resources, Ltd.	33,685	3%	46,678	5%

Total management fee revenue	$1,063,465		$947,758

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense. This charge is calculated annually and readjusted at year-end. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These expenses totaled $3,685 for 2006. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Karsten Blue, an employee of Cordillera and son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a Service Agreement with Cordillera. This contract, as amended, states that Oceanic compensates and reimburses Cordillera for Karsten Blue’s services at the rate of $1,467 per week, not to exceed $76,260 per year, and for any out-of-pocket business expenses incurred in connection with these activities. The Company expensed $76,337 in 2006 and $71,731 in 2005 for Karsten Blue’s services.
Oceanic contributes amounts to a defined contribution pension plan and a 401(k) plan administered by Cordillera. The Company makes contributions to these plans in accordance with the plan documents. During the years ended December 31, 2006 and 2005, the Company recorded expense of $138,617 and $136,013, respectively, under the plans.
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
Rent expense, including a prorated share of building operating expenses, for the years ended December 31, 2006 and 2005 was $82,415 and $92,067, respectively. Future minimum lease payments under non-cancelable operating leases for office space are as follows:

Years ended December 31:
2007	$84,450
2008	87,940

Total	$172,390

In 2005, the Company established a line of credit with NWO, Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $2,000,000 at an interest rate of 2% over the prime rate with repayment due on or before March 6, 2006. In addition, NWO committed to increase the line of credit to $4,000,000 under certain circumstances. These circumstances occurred and the promissory note was increased to $4,000,000 with a due date of March 6, 2007. On July 24, 2006, after the termination of the rights offering, the Company paid the note and accrued interest in full, paying NWO $2,569,456 in principal and interest as of that date. The 2005 line of credit was then terminated.
(7) Supplemental Financial Data – Oil and Gas Producing Activities
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

Costs recorded as exploration expense are primarily related to litigation activities and the application to expand the East Timor concession (see Note 4). For the years ended December 31, 2006 and 2005, Oceanic recorded exploration costs as follows:

	2006	2005
Exploration expense (primarily legal and consulting fees)	$1,839,231	$1,524,066

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
(9) Significant Customers
As of December 31, 2006 and 2005, Oceanic had accounts receivable only from related parties. Accordingly, there were no unrelated customers who were considered to be significant.
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
In addition, the Company may be involved from time to time in various claims and lawsuits incidental to its business. In the opinion of Oceanic’s management, no claims or lawsuits, not previously disclosed, exist at December 31, 2006 that will result in a material adverse effect on the financial position or operating results of the Company.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disputes or disagreements of any nature between the Company and its management and its public auditors with respect to any aspect of accounting or financial disclosure.

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
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The following table sets forth the names and ages of the members of the Board of Directors and our executive officers, and sets forth the position with Oceanic held by each:

Name	Age	Position
James N. Blue	71	Director, Chairman of the Board and Chief Executive Officer

Charles N. Haas	69	Director and President

John L. Redmond	76	Director and Vice President, International Exploration

Gene E. Burke, M.D.	77	Director

Sidney H. Stires	77	Director

Stephen M. Duncan	65	Director

Janet A. Holle	55	Secretary/Vice President

Courtney Cowgill	53	Chief Financial Officer/Treasurer
Directors hold these positions until their respective successors are elected and qualified. The current directors, except for Dr. John L. Redmond and Stephen M. Duncan, were elected prior to 1982 and no meeting of the stockholders has been held since 1982. Dr. Redmond was appointed in 1994 by the remaining directors to fill a vacancy on the Board of Directors. Mr. Duncan was appointed on March 5, 2007 to fill a newly created Board position. There is no audit committee of the Board of Directors for 2006, so the entire Board of Directors is fulfilling that role. The Board of Directors is expecting to continue to act as the audit committee for 2007.
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
Stephen M. Duncan. Mr. Duncan was appointed as a director on March 5, 2007. Mr. Duncan served as the Director of the Institute for Homeland Security Studies at the National Defense University in Washington, DC from April 2004 to February 2007. From January 2002 to April 2004, Mr. Duncan provided consulting services to the National Defense University on homeland security issues. Mr. Duncan is a member of the Bar of the United States Supreme Court, the States of Colorado and Virginia, the District of Columbia and several other federal courts. Mr. Duncan was recently appointed to the Board of General Atomic Technologies Corporation, a company controlled by James N. Blue.
Janet A. Holle. Ms. Holle has been an officer since 1987.
Courtney Cowgill. Ms. Cowgill joined Oceanic as Chief Financial Officer and Treasurer in May 2003. Ms. Cowgill has more than 25 years of accounting experience, including 3 years of experience as an auditor with a national accounting firm. She has served as Internal Audit Manager, Controller and CFO positions for the last 20 years. She served as the Executive Director of Program Management for Telecommunications Inc /AT&T Broadband from 1996 to 2000, and was employed by the University of Colorado in Boulder from 2001 to 2004. Ms. Cowgill holds an active CPA license in the State of Colorado.
Code of Ethics for Directors, Management and Employees
The Board of Directors adopted a Code of Ethics that applies to its directors, financial officers and other employees. The Code was filed as an exhibit to the 2003 Form 10-KSB.
Securities Trading Policy/Timely Reporting of Events
The Board of Directors adopted a Stock Trading Policy that applies to its directors, management, employees and other ‘insiders.’ The Policy was filed as an exhibit to the 2003 Form 10-KSB.
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

SUMMARY COMPENSATION TABLE

				All Other
				Compen-
Name and Principal		Salary		sation
Position	Fiscal Year	($)		($)		Total ($)
James N. Blue, Chairman of the Board and CEO	2006	60,000	[1]			60,000
	2005	60,000	[1]			60,000
	2004	60,000	[1]			60,000
Charles N. Haas, President	2006	182,000	[2]	26,305	[3]	208,305
	2005	177,508	[2]	26,492	[3]	204,203
	2004	175,000	[2]	25,907	[3]	200,907
Courtney Cowgill, CFO/Treasurer	2006	128,460		17,368	[3]	145,828
	2005	122,477		16,457	[3]	138,934
	2004	111,569	[4]	6,696	[3]	118,265

[1]	Monthly officer’s fee of $5,000.

[2]	A portion of the salary and other compensation paid to Mr. Haas has been reimbursed based on cost sharing arrangements with other companies. See Item (12) ‘Certain Relationships and Related Transactions-Management Agreements.’

[3]	Oceanic is a participant in the Cordillera and Affiliated Companies Money Purchase Pension Plan and 401(k) Plan, covering all qualified employees of Oceanic. The pension plan is a non-contributory defined contribution plan. Oceanic’s contributions to this plan are based on 6% of total compensation not exceeding the limit established annually for the Federal Insurance Contribution Act (FICA) and 11.7% of compensation in excess of this limit. Vesting begins after two years of service at a rate of 20% annually with full vesting subsequent to six years of service or upon retirement, death or permanent disability. The 401(k) plan provides for discretionary employee contribution of up to 12% of annual pre-tax earnings, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code. Oceanic is required to match contributions to the extent of 6% of annual employee compensation. An employee can participate in these plans the first full year of service after their start date.

[4]	Ms. Cowgill commenced employment in May 2003. Members of the Board of Directors who are not employees of Oceanic or any of its affiliates receive directors’ fees of $500 per month. Members of the Board of Directors who are employees do not receive directors’ fees. Mr. Blue receives a monthly fee of $5,000 for services as an officer of Oceanic.
Oceanic has no employment contracts at this time. The Company had no outstanding equity awards at year-end.
Oceanic has no compensation committee. James N. Blue and Charles N. Haas participated in all deliberations concerning executive officer compensation.
The following summarizes compensation paid in 2006 to directors who are not executive officers:
DIRECTOR COMPENSATION

	Fees Earned or	All other $
Name	Paid in Cash ($)	compensation	Total ($)
John L. Redmond	$25,845		$25,845
Gene E. Burke, M.D.	$6,000		$6,000
Sidney H. Stires	$6,000		$6,000
Stephen M. Duncan	$0		$0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
As of December 31, 2006, there were issued and outstanding 59,688,881 shares of common stock, which is Oceanic’s only outstanding class of voting securities. Holders of common stock are entitled to one vote per share on each matter upon which stockholders may be entitled to vote.
The following table sets forth information regarding shares of common stock beneficially owned as of March 13, 2007 by (i) each person known by us to beneficially own 5% or more of the outstanding common stock, (ii) by each director, (iii) by each person named in the summary compensation table and (iv) by all officers and directors as a group.

Names and Addresses of Officers,	Amount of	Nature of Beneficial	Percentage of
Directors and Principal Stockholders	Common Stock	Ownership	Class
NWO Resources, Inc.[1] c/o Samuel C. Randazzo 21 E. State Street, Suite 1700 Columbus, OH 43215	53,214,829	Shared voting and investment power	89.2%
Cordillera Corporation[1] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	605	Shared voting and investment power	Less than	1%
James N. Blue[1,3] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None	[1]	N/A
Charles N. Haas[2,3] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None	[2,3]	N/A
Sidney H. Stires[3] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	359,966	[4]	Less than	1%
Gene E. Burke, M.D.[3] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	507	By spouse	N/A
John L. Redmond[3] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None		N/A
Stephen M. Duncan[3] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None		N/A
All directors and officers as a group (8 persons)	360,473	[2,3,4]	Less than	1%

[1]	Mr. Blue is Chairman of the Board of Directors and President of Cordillera, the major stockholder of NWO Resources, Inc., which owns 84.2% of our stock. Through affiliates, Mr. Blue indirectly beneficially holds a majority of the common stock of Cordillera, which owns an additional .001% of Oceanic’s stock. Mr. Blue is Chairman of the Board of Directors and President of NWO Resources, Inc.

[2]	Mr. Haas is a director and a Vice President of Cordillera.

[3]	Director of Oceanic.

[4]	Of these shares, 322,110 shares are owned by Mr. Stires’ wife’s trust. 15,031 shares are held by Mr. Stires as a UGMA custodian for his minor grandchildren and 22,825 shares are owned by Mr. Stires.
There are no equity or bonus compensation plans in place for directors, officers or employees.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE
Management Agreements
Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel, a real estate company. Oceanic also provides management, professional and administrative services to Cordillera, a holding company. Oceanic’s management is responsible for the day-to-day management of real estate and other activities of Cordillera. Starting in the third quarter of 2003, the subsidiary Petrotimor began providing exploration and consulting services to HIRL, a related company. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These contracts for management services have no contractual termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring sixty days termination notice. Our Chairman of the Board of Directors and Chief Executive Officer is affiliated with each of these corporations.

Management Fee Revenue

	2006		2005
San Miguel Valley Corporation	$591,720	56%	$427,440	45%
Cordillera Corporation	438,060	41%	473,640	50%
Harvard International Resources, Ltd.	33,685	3%	46,678	5%

Total management fee revenue	$1,063,465		$947,758

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
Karsten Blue, an employee of Cordillera and son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a Service Agreement with Cordillera. This contract, as amended, states that Oceanic compensates and reimburses Cordillera for Karsten Blue’s services at the rate of $1,467 per week, not to exceed $76,260 per year, and for any out-of-pocket business expenses incurred in connection with these activities. The Company expensed $76,337 in 2006 and $71,731 in 2005 for Karsten Blue’s services.
The Company has a line of credit with NWO Resources, Inc. See Item 6. `Management Discussion and Analysis of Financial Condition and Results of Operations – Cash Flow.’
Employee Benefit Plans
Cordillera has a defined contribution pension plan and a 401(k) plan covering all qualified employees of Oceanic. The plans are not limited to officers and directors. Employees must be at least 21 years of age and have one year of service. Contributions to the pension plan are based on a percentage of employee compensation ranging from 6% to 11.7%. Oceanic is required to match employee 401(k) contributions up to 6% of annual compensation. For the years ended December 31, 2006 and 2005, the Company recorded $138,617 and $136,013, respectively, as pension expense and 401(k) expense under these plans. Mr. Blue serves as Chairman of the Board of Directors and President of Cordillera. He is also the indirect beneficial owner of a majority of the common stock of Cordillera.
Lease of Office Space
Oceanic currently leases office space at 7800 East Dorado Place, Suite 250, Englewood, CO 80111 from Sorrento West Properties, Inc., a company indirectly owned and controlled by James N. Blue and his family. The Company believes that, with respect to the lease, it obtained terms no less favorable than those that could have been obtained from unrelated parties in arms-length transactions. The lease was entered into on September 1, 2000 and was extended to October 31, 2008. Under the terms of the lease, Oceanic leases 4,990 square feet of space at an annual cost of $16.00 per square foot with an escalation clause based on the increase in the Consumer Price Index – All Urban Consumers, All Items, at a rate not to exceed 5%. The lease provides for additional rent to cover the tenant’s pro-rata share of insurance, taxes, common area maintenance and other charges. This maintenance charge is subject to change annually. The facilities are adequate for our current needs.
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
Director Independence
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

Exhibit Number	Name of Exhibit	Location
3.1	Certificate of Incorporation (including all amendments)	Exhibit 3 of the Report on Form 10-K for the year ended September 30, 1980 (SEC File No. 000-06540)
3.2	Bylaws (including all amendments)	Exhibit 3.1 of Form 8 (Amendment No. 1 to 10-K Report) dated June 1, 1982 (SEC File No. 000-06540)
3.3	Form of Amended and Restated Certificate of Incorporation	Exhibit 3.3 of Amendment No. 1 to Form SB-2 filed October 3, 2002
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.4 for the 10-QSB for quarter ended June 30, 2006
10.1	Memorandum of Agreement dated June 30, 1976 between Oceanic Exploration Company and Denison Mines Limited	Exhibit 9.2 of the report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.2	Letter Agreement dated July 28, 1976 amending Agreement of June 30, 1976	Exhibit 9.3 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.3	Amendment dated August 27, 1976 to Agreement of June 30, 1976	Exhibit 9.4 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.4	Management Agreement with Cordillera Corporation dated January 1, 2000	Exhibit 10.2 of the Report of Form 10-QSB for the quarter ended March 31, 2000
10.5	Management Agreement with San Miguel Valley Corporation dated January 1, 2000	Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended March 31, 2000
10.10	Office Building Lease with Sorrento West Properties, Inc. dated September 1, 2000	Exhibit 10 of the Report on Form 10-QSB for the quarter ended September 30, 2000
10.11	Amendment to Office Building Lease
10.14	Concession Contract between the Portuguese Government (by the Minister for Overseas) and Petrotimor Companhia de Petróleos, S.A. dated December 11, 1974	Exhibit 10.14 of Form SB-2 filed August 19, 2002
10.16	Farm-out Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.4 of the Report on Form 10-KSB for the year ended March 31, 1995
10.17	Letter Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.5 of the Report on Form 10-KSB for the year ended March 31, 1995

Exhibit Number	Name of Exhibit	Location
10.18	Letter of Indemnification with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.6 of the Report on Form 10-KSB for the year ended March 31, 1995
10.20	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan amended and restated as of January 1, 2001	Exhibit 10.20 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.21	Cordillera and Affiliated Companies Money Purchase Pension Plan amended and restated as of January 1, 2001	Exhibit 10.21 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.22	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.22 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.23	Cordillera and Affiliated Companies Money Purchase Pension Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.23 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.24	Service Agreement between Oceanic Exploration Company and Cordillera Corporation dated September 1, 2002	Exhibit 10.24 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.26	Consulting Agreement between Petrotimor Companhia de Petróleos, S.A. and Harvard International Resources, Ltd. dated October 1, 2003	Exhibit 10.26 of the report on Form 10-KSB for the year ended December 31, 2003.
10.27	Business Consultant Agreement between Petrotimor Companhia de Petróleos, S.A. and Dr. John L. Redmond dated October 1, 2003	Exhibit 10.27 of the report on Form 10-KSB for the year ended December 31, 2003.
10.28	Income Tax Accounting Agreement between NWO Resources and Oceanic Exploration Company dated October 1, 2003	Exhibit 10.28 of the report on Form 10-KSB for the year ended December 31, 2003.
10.32	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 7, 2007
31.1	Section 302: Certification of President
31.2	Section 302: Certification of Chief Financial Officer
32	Section 906: Certification of President and Chief Financial Officer
99.1	Code of Ethics for Directors, Management and Employees	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.
99.2	Securities Trading Policy/Timely Reporting of Events	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered to Oceanic by Grant Thornton LLP for the years ended December 31, 2006 and 2005, were:

	2006	2005
Audit services	$28,441	$29,238
Consent services	10,500	6,666
Tax services	7,861	2,625
All other services	6,000	6,100

Total	$52,802	$44,629

Grant Thornton LLP billed or will bill Oceanic $52,802, in the aggregate, for professional services rendered by Grant Thornton LLP for the audit of Oceanic’s annual financial statements for the fiscal year ended December 31, 2006, the reviews of the interim financial statements included in the Company’s Forms 10-QSB filed during the year ended December 31, 2006 and services provided for related filings with the SEC during 2006. Grant Thornton LLP billed Oceanic $7,861 during the year ended December 31, 2006 for professional tax services rendered by Grant Thornton LLP in 2005, primarily related to tax return compliance services.

Grant Thornton LLP billed Oceanic $35,904 in the aggregate, for professional services rendered by Grant Thornton LLP for the audit of Oceanic’s annual financial statements for the year ended December 31, 2005 and the reviews of the interim financial statements included in the Company’s Forms 10-QSB filed during the year ended December 31, 2005.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANIC EXPLORATION COMPANY

By:	/s/ Charles N. Haas

Charles N. Haas, President

Dated:	March 15, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
1. By the principal executive officer.

/s/ Charles N. Haas		March 15, 2007

Charles N. Haas	President and Director	Date

2. By the principal financial officer and principal accounting officer.

/s/ Courtney Cowgill		March 15, 2007

Courtney Cowgill	Treasurer and Chief Financial Officer	Date

3. By a majority of the Board of Directors.

/s/ James N. Blue		March 15, 2007

James N. Blue	Chairman of the Board of Directors and Chief Executive Officer	Date

/s/ Charles N. Haas		March 15, 2007

Charles N. Haas	Director and President	Date

/s/ John L. Redmond		March 15, 2007

John L. Redmond	Director and Vice President — International Exploration	Date

/s/ Sidney H. Stires		March 15, 2007

Sidney H. Stires	Director	Date

EXHIBIT INDEX

Exhibit Number	Name of Exhibit	Location
3.1	Certificate of Incorporation (including all amendments)	Exhibit 3 of the Report on Form 10-K for the year ended September 30, 1980 (SEC File No. 000-06540)
3.2	Bylaws (including all amendments)	Exhibit 3.1 of Form 8 (Amendment No. 1 to 10-K Report) dated June 1, 1982 (SEC File No. 000-06540)
3.3	Form of Amended and Restated Certificate of Incorporation	Exhibit 3.3 of Amendment No. 1 to Form SB-2 filed October 3, 2002
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.4 for the 10-QSB for quarter ended June 30, 2006
10.1	Memorandum of Agreement dated June 30, 1976 between Oceanic Exploration Company and Denison Mines Limited	Exhibit 9.2 of the report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.2	Letter Agreement dated July 28, 1976 amending Agreement of June 30, 1976	Exhibit 9.3 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.3	Amendment dated August 27, 1976 to Agreement of June 30, 1976	Exhibit 9.4 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.4	Management Agreement with Cordillera Corporation dated January 1, 2000	Exhibit 10.2 of the Report of Form 10-QSB for the quarter ended March 31, 2000
10.5	Management Agreement with San Miguel Valley Corporation dated January 1, 2000	Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended March 31, 2000
10.10	Office Building Lease with Sorrento West Properties, Inc. dated September 1, 2000	Exhibit 10 of the Report on Form 10-QSB for the quarter ended September 30, 2000
10.11	Amendment to Office Building Lease
10.14	Concession Contract between the Portuguese Government (by the Minister for Overseas) and Petrotimor Companhia de Petróleos, S.A. dated December 11, 1974	Exhibit 10.14 of Form SB-2 filed August 19, 2002
10.16	Farm-out Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.4 of the Report on Form 10-KSB for the year ended March 31, 1995
10.17	Letter Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.5 of the Report on Form 10-KSB for the year ended March 31, 1995

Exhibit Number	Name of Exhibit	Location
10.18	Letter of Indemnification with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.6 of the Report on Form 10-KSB for the year ended March 31, 1995
10.20	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan amended and restated as of January 1, 2001	Exhibit 10.20 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.21	Cordillera and Affiliated Companies Money Purchase Pension Plan amended and restated as of January 1, 2001	Exhibit 10.21 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.22	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.22 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.23	Cordillera and Affiliated Companies Money Purchase Pension Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.23 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.24	Service Agreement between Oceanic Exploration Company and Cordillera Corporation dated September 1, 2002	Exhibit 10.24 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.26	Consulting Agreement between Petrotimor Companhia de Petróleos, S.A. and Harvard International Resources, Ltd. dated October 1, 2003	Exhibit 10.26 of the report on Form 10-KSB for the year ended December 31, 2003.
10.27	Business Consultant Agreement between Petrotimor Companhia de Petróleos, S.A. and Dr. John L. Redmond dated October 1, 2003	Exhibit 10.27 of the report on Form 10-KSB for the year ended December 31, 2003.
10.28	Income Tax Accounting Agreement between NWO Resources and Oceanic Exploration Company dated October 1, 2003	Exhibit 10.28 of the report on Form 10-KSB for the year ended December 31, 2003.
10.32	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 7, 2007
31.1	Section 302: Certification of President
31.2	Section 302: Certification of Chief Financial Officer
32	Section 906: Certification of President and Chief Financial Officer
99.1	Code of Ethics for Directors, Management and Employees	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.
99.2	Securities Trading Policy/Timely Reporting of Events	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.