Form 10QSB
period 2007-03-31
OCEANIC EXPLORATION CO
filed 2007-05-11
CIK 73759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act
For the transition period from                      to
Commission file number 001-08521.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Shares outstanding at
May 7, 2007
59,688,881	Common $.0625 Par Value

Transitional Small Business Disclosure Format (Check One)	Yes ☐ No ☑

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
Assets	(unaudited)	(audited)
Cash, unrestricted	$2,072,390	$2,985,985
Due from affiliates	4,564	14,674
Prepaid expenses and other	8,485	8,485

Total current assets	2,085,439	3,009,144

Oil and gas property interests (note 7)	—	—

Furniture, fixtures, and equipment	62,887	59,173
Less accumulated depreciation	(40,935)	(39,490)

	21,952	19,683

Total assets	$2,107,391	$3,028,827

Liabilities and Stockholders’ Equity
Accounts payable	$68,076	$436,487
Accrued expenses	603,164	491,381
Accrued expenses — security for legal costs (note 3)	287,876	282,325

Total current liabilities	959,116	1,210,193

United Kingdom taxes payable, including accrued interest	801,624	793,859
Other non-current liabilities	11,992	12,569

Total non-current liabilities	813,616	806,428

Total liabilities	1,772,732	2,016,621

Commitments and contingencies (notes 2, 3 and 5)

Stockholders’ equity (note 4)
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 100,000,000 shares; 59,688,881 shares issued and outstanding	3,730,555	3,730,555
Capital in excess of par value	8,165,609	8,165,609
Retained deficit	(11,561,505)	(10,883,958)

Total stockholders’ equity	334,659	1,012,206

Total liabilities and stockholders’ equity	$2,107,391	$3,028,827

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Management revenue — related parties	$228,540	$264,945

Costs and expenses:
Exploration expenses (note 3)	499,616	280,775
Amortization and depreciation	1,445	1,074
General and administrative	435,401	420,562

	936,462	702,411

Operating loss	(707,922)	(437,466)

Other income (expense):
Interest income and realized gains	30,545	3,506
Interest expense and financing costs (note 5)	(6,786)	(41,705)
Foreign currency gains (losses)	6,616	(13,906)

	30,375	(52,105)

Loss before income taxes	(677,547)	(489,571)

Income tax expense (note 6)	—	—

Net loss	$(677,547)	$(489,571)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	59,688,881	40,688,881
See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(677,547)	$(489,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,445	1,074
Changes in operating assets and liabilities:
(Decrease) increase in due from affiliates	10,110	(31,460)
Increase in prepaid expenses and other assets	—	(925)
Decrease (increase) in accounts payable	(368,411)	45,990
Increase (decrease) in accrued expenses	111,783	(43,933)
Increase (decrease) in security for legal costs	5,551	(9,617)
Increase in United Kingdom taxes payable, including accrued interest payable	7,765	13,113
Decease in other non-current liabilities	(577)	(1,064)

Net cash used in operating activities	(909,881)	(516,393)

Cash used in investing activities:
Purchase of fixed assets	(3,714)	—

Cash flows from financing activities:
Increase in NWO Resources, Inc. note payable including accrued interest payable	—	510,916

Net decrease in cash	(913,595)	(5,477)

Cash at beginning of period	2,985,985	79,706

Cash at end of period	$2,072,390	$74,229

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
Common stock:
Balance, beginning of year	$3,730,555	$2,543,055
Common stock issued in connection with rights offering	—	1,187,500

Balance, end of period	$3,730,555	$3,730,555

Capital in excess of par value:
Balance, beginning of year	$8,165,609	$3,323,410
Additional paid in capital from rights offering net of related costs of $50,301 (note 4)	—	4,842,199

Balance, end of period	$8,165,609	$8,165,609

Retained earnings:
Balance, beginning of year	$(10,883,958)	$(8,394,449)
Net loss for the three months ended March 31, 2007 and the twelve months ended December 31, 2006, respectively	(677,547)	(2,489,509)

Balance, end of period	$(11,561,505)	$(10,883,958)

Total stockholders’ equity	$334,659	$1,012,206

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated balance sheet as of December 31, 2006 that has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although Oceanic Exploration Company (Oceanic or the Company) believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal recurring accruals have been made which are necessary for the fair presentation of the periods included. Certain amounts recorded in prior periods have been reclassified to conform to current presentation. Interim results are not necessarily indicative of results for a full year. The information included herein should be read in conjunction with the financial statements and notes thereto included in the December 31, 2006 Form 10-KSB.
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
On April 5, 2007, a hearing was held before the new presiding judge in the United States District Court in Houston, Texas. In advance of such hearing, ConocoPhillips filed a motion for a stay of discovery and a motion for a judgment on the pleadings. Based upon the judge’s ruling at the hearing, discovery awaits the judge’s determination on the ConocoPhillips’ motion for judgment on the pleadings.

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
(3) EXPLORATION EXPENSES
On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the ConocoPhillips Petroleum companies operating within the Timor Gap area (the Respondents). Oceanic and Petrotimor claimed that the Timor Gap Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons including (i) the Timor Gap Treaty and the legislation sought to claim significant portions of the continental shelf over which it had no sovereign rights for Australia, which the Company believed under international law belonged to East Timor, and (ii) the Timor Gap Treaty and the legislation attempted to extinguish the property interest and rights granted by the then legitimate power, Portugal, to Oceanic and Petrotimor, without providing for just compensation as required by Australian law.
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
The Company sought special leave in 2003 to appeal to the Australian High Court. That appeal was discontinued on February 6, 2004 when the Company determined that the most appropriate venue would be in the United States.
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of March 31, 2007 and December 31, 2006, the Company had $318,109 and $309,673, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due to the exchange rate fluctuation between the U.S. and Australian dollars offset by interest earned on the account. In September 2005 the Australian Government Solicitor accepted the Company’s offer of $250,000 AU ($201,995 in U.S. dollars at March 31, 2007) in full and final settlement of their outstanding costs. We expect this amount to be withdrawn from this bank account in the near future. The Company believes that the deposit will be forfeited to pay for the defendants’ legal expenses. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court.
During the three months ended March 31, 2007 and 2006, the Company incurred expenses of $489,983 and $270,880, respectively, specifically related to legal, consulting and commercial activities in Australia and the Timor Gap area. These expenses have been recorded as exploration expenses in the accompanying statements.
Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, the Company continues to evaluate potential exploration and production activities elsewhere in the world. The Company did not receive any revenue from oil and gas properties in 2006 or 2005. Other than the potential recovery of damages from the pending litigation, the Company is not currently conducting any activities that would result in material oil and gas revenue in 2007.

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
On May 18, 2006, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission registering shares of common stock to be issued to stockholders pursuant to a rights offering. Under the terms of the rights offering, the Company offered the holders of its common stock the rights to subscribe for additional shares at a purchase price of $.32 per share on the basis of 0.466958 shares of common stock for each share held as of June 19, 2006. A total of 19,000,000 shares of common stock were offered to all stockholders. The Registration Statement was declared effective on June 19, 2006.
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
The proceeds of the rights offering were and will continue to be used to pay off the note and accrued interest with NWO, fund the cost of the rights offering, to pay for the legal and professional expenses associated with the Petrotimor lawsuit and to cover the cost of operations.
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
On March 7, 2007, the Company established a new line of credit with NWO, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. As of March 31, 2007, the Company had not borrowed any funds under this line of credit.
The Company believes that the cash on hand at March 31, 2007, plus cash generated from 2007 revenues and the proceeds from the 2007 line of credit from NWO will be sufficient to fund operations beyond December 31, 2007. The status of Oceanic’s current litigation may substantially affect the need for and the ability to raise capital in the long-term.

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
Because it cannot be accurately determined when the Company will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the three months ended March 31, 2007 and 2006.
The foreign tax credit carryforwards of Oceanic from taxable periods prior to April 2, 2003 expired in 2005.
(7) OIL AND GAS INTERESTS
Oceanic holds various interests in concessions or leases for oil and gas exploration around the world as described in the December 31, 2006 Form 10-KSB. Costs for these oil and gas property interests have been charged to expense in prior years so no amounts are reflected on the balance sheet. The Company is not currently conducting any direct exploration activities other than pursuing legal claims relating to the disputed oil and gas concession existing in the Timor Gap between East Timor and Australia.

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
The following discussion and analysis should be read in conjunction with Oceanic’s condensed consolidated financial statements and notes thereto as of December 31, 2006 and March 31, 2007 and 2006, for the respective periods then ended.
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
In evaluating the need to provide for contingent liabilities, the Company takes into account a number of factors, including the expected likelihood of an unfavorable outcome, and the ability to reasonably estimate the financial impact of an unfavorable outcome and management’s intentions with respect to the contingency.
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
Cash Flow. Cash used in operating activities was $909,881 for the first three months of 2007, compared to $516,393 for the first three months of 2006. The first three months of 2006 ended with a net decrease in total cash of $5,477, the difference between cash used in operations and cash provided by the NWO borrowings. The first three months of 2007 ended with a net decrease in total cash of $913,595, including the purchase of fixed assets totaling $3,714. During the three months ended March 31, 2007 and 2006, Oceanic made actual cash payments of $425,260 and $156,844, respectively, related to legal and professional activities in Australia and the Timor Gap area. An additional $475,816 of expenses were accrued and remained unpaid as of March 31, 2007. These costs are included in exploration expenses. Exploration expenses have increased in 2007 compared to the same period in 2006, primarily because of the increased court activity after September 2006. Until a final judgment is obtained or settlement of the lawsuit occurs, exploration expenses will continue to be high and will consume most of Oceanic’s cash resources.
Oceanic had $2,072,390 in cash at March 31, 2007 compared with $2,985,985 in cash and cash equivalents at December 31, 2006. The Company had a positive working capital of $1,126,323 at March 31, 2007 compared to $1,798,951 at December 31, 2006. This decrease of $672,628 in working capital from December 31, 2006 to March 31, 2007 was primarily a result of paying expenses associated with the lawsuit.
On March 7, 2007, the Company established a new line of credit with NWO, Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over the prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. As of March 31, 2007, the Company had not borrowed any funds under the line of credit.
The Company believes that the cash on hand at March 31, 2007, plus cash generated from 2007 revenues and the proceeds from the 2007 line of credit from NWO will be sufficient to fund operations beyond December 31, 2007. The Company is also evaluating other potential financing sources for long-term capital. At this time, the Company has no firm commitments for the provision of long-term capital. The status of Oceanic’s current litigation may substantially affect the need for and the ability to raise capital in the long-term.
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

Together, these management services provided all of Oceanic’s total revenue for the three months ended March 31, 2007 and 2006.
Management Fee Revenue
(Unaudited)

	Three months ended March 31,
Company	2007		2006
Cordillera Corporation	$73,740	32%	$109,515	41%
San Miguel Valley Corporation	146,850	65%	147,930	56%
Harvard International Resources, Ltd.	7,950	3%	7,500	3%

Total management fee revenue	$228,540		$264,945

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
Results of Operations
Revenue. Management fee revenue for the three months ended March 31, 2007 decreased $36,405 or 14%, compared to the three months ended March 31, 2006. Monthly fees decreased for Cordillera by $11,925 and for San Miguel by $360, totaling a decrease in monthly revenue from those two sources of $12,285. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.
Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, the Company continues to evaluate potential exploration and production activities elsewhere in the world, including Indonesia and the United States. The Company did not receive any revenue from oil and gas properties in 2006 or 2005. Other than the potential recovery of damages from the pending litigation, the Company is not currently conducting any activities that would result in oil and gas revenue in 2007.
Exploration Expenses. The Company continues to have ongoing legal and professional fees associated with the litigation in the U.S. District Court and the pursuit of commercial opportunities in East Timor. During the three months ended March 31, 2007 and 2006, the Company incurred total exploration expenses of $499,616 and $280,775, respectively. These related primarily to legal and professional fees associated with the litigation in the U.S. court and the pursuit of commercial opportunities in East Timor. These expenses have been recorded as exploration expenses.
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of March 31, 2007 and December 31, 2006, the Company had $318,109 and $309,673, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due to the exchange rate fluctuation between the U.S. and Australian dollars offset by interest earned on the account. In September, 2005 the Australian Government Solicitor accepted the Company’s offer of $250,000 AU ($201,995 in U.S. dollars at March 31, 2007) in full and final settlement of their outstanding costs. We expect this amount to be withdrawn from this bank account in the near future. The Company believes that the deposit will be forfeited to pay for the defendants’ legal expenses. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court.
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
On April 5, 2007, a hearing was held before the new presiding judge in the United States District Court in Houston, Texas. In advance of such hearing, ConocoPhillips filed a motion for a stay of discovery and a motion for a judgment on the pleadings. Based upon the judge’s ruling at the hearing, discovery awaits pending the judge’s determination on the ConocoPhillips’ motion for judgment on the pleadings.
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
General and Administrative Expenses. Total general and administrative costs and expenses for the three months ended March 31, 2007 increased by $14,839 from the same period in 2006. While total expenses remained very similar between the two years, the most significant differences in expenses were:
•	Salaries and employee benefits increased by approximately 3% or $10,600.

•	Audit fees increased by approximately $5,000 for an additional review of the Company’s internal controls in anticipation of the application of certain sections of the Sarbanes Oxley legislation to non-accelerated filers.
Other Income and Expense. Interest income for the three months ended March 31, 2007 is $30,545 which is $27,039 higher than the amount for the same period last year. This is because the Company did not have available cash to invest early in 2006. In the quarter ending March 31, 2007, the Company earned interest on the remaining proceeds resulting from the proceeds of the 2006 rights offering.
Interest expense of $6,786 is primarily from the United Kingdom estimated tax liability, which is compounded on both static principal and the increasing accrued interest payable compared to $5,666 for the same period last year. Interest expense for the quarter ending March 31, 2006 was substantially higher because of interest accrued on the note payable to NWO in the amount of $35,916. This note and related interest were paid in full in July 2006.

Non-cash foreign exchange gains of $6,616 at March 31, 2007 versus losses of $13,906 at March 31, 2006 resulted from the fluctuations in exchange rates in 2007 and 2006 between the U.S. dollar, the British pound, the Euro and the Australian dollar.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceeding developments in 2006 were reported in the December 31, 2006 Form 10-KSB. See the ‘Pending Litigation’ sections in Management’s Discussion and Analysis above for activity through May 7, 2007.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits filed herewith are listed below and attached to this report. The ‘Exhibit Number’ refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit
31.1	Rule 13a4-14(a) Certification of Chief Executive Officer
31.2	Rule 13a4-14(a) Certification of Chief Financial Officer
32.1	Rule 13a4-14(b) Certification of Officers
(b)	On March 9, 2007, the Company filed a Form 8-K dated the same day to report the appointment of a new board member, Steven Duncan.
(c)	On May 7, 2007, the Company filed a Form 8-K dated the same day to report the resignation of the President, Charles N. Haas, effective May 31, 2007.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Oceanic Exploration Company

Date:	May 11, 2007	/s/ Charles N. Haas

Charles N. Haas — President

Date:	May 11, 2007	/s/ Courtney Cowgill

Courtney Cowgill — Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Exhibit

31.1	Rule 13a4-14(a) Certification of Principal Executive Officer
31.2	Rule 13a4-14(a) Certification of Chief Financial Officer
32.1	Rule 13a4-14(b) Certification of Officers