Form 10-Q
period 2007-06-30
OCEANIC EXPLORATION CO
filed 2007-08-02
CIK 73759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
August 2, 2007
59,688,881	Common $.0625 Par Value

Transitional Small Business Disclosure Format (Check One)	YES ☐ NO ☑

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Services Agreement Between Oceanic Exploration Company and General Atomics for Stephen M. Duncan
Service Agreement Between Oceanic Exploration Company and General Atomics for Karsten Blue
Rule 13a4-14(a) Certification of Principal Executive Officer
Rule 13a4-14(a) Certification of Chief Financial Officer
Rule 13a4-14(b) Certification of Officers

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
Assets	(Unaudited)	(Audited)
Cash, unrestricted	$1,776,555	$2,985,985
Due from affiliates	17,540	14,674
Prepaid expenses and other	15,485	8,485

Total current assets	1,809,580	3,009,144

Oil and gas property interests (note 7)	—	—

Furniture, fixtures, and equipment	62,887	59,173
Less accumulated depreciation	(42,421)	(39,490)

	20,466	19,683

Total assets	$1,830,046	$3,028,827

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$30,419	$436,487
Accrued expenses	671,028	491,381
Accrued expenses — security for legal costs (note 3)	297,266	282,325

Total current liabilities	998,713	1,210,193

United Kingdom taxes payable including accrued interest	825,064	793,859
Other non-current liabilities	11,277	12,569

Total non-current liabilities	836,341	806,428

Total liabilities	1,835,054	2,016,621

Commitments and contingencies (notes 2, 3 and 5)	—	—

Stockholders’ equity (deficit) (note 4)
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 100,000,000 shares; 59,688,881 shares issued and outstanding	3,730,555	3,730,555
Capital in excess of par value	8,165,609	8,165,609
Retained deficit	(11,901,172)	(10,883,958)

Total stockholders’ equity (deficit)	(5,008)	1,012,206

Total liabilities and stockholders’ equity (deficit)	$1,830,046	$3,028,827

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Management revenue — related parties	$242,824	$264,900	$471,364	$529,845

Costs and expenses:
Exploration expenses (note 3)	203,689	315,677	703,305	596,452
Amortization and depreciation	1,486	1,115	2,931	2,189
General and administrative	397,351	389,083	832,752	809,645

	602,526	705,875	1,538,988	1,408,286

Operating loss	(359,702)	(440,975)	(1,067,624)	(878,441)

Other income (expense):
Interest income	27,256	4,017	57,801	7,523
Interest and financing costs	(6,910)	(57,626)	(13,696)	(99,331)
Foreign currency gains (losses)	(311)	(21,393)	6,305	(35,299)

	20,035	(75,002)	50,410	(127,107)

Loss before income taxes	(339,667)	(515,977)	(1,017,214)	(1,005,548)

Income tax expense (note 6)	—	—	—	—

Net loss	$(339,667)	$(515,977)	$(1,017,214)	$(1,005,548)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	59,688,881	40,688,881	59,688,881	40,688,881
See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,017,214)	$(1,005,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,931	2,189
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	(2,866)	10,641
(Increase) in prepaid expenses and other assets	(7,000)	(41,320)
Decrease in accounts payable	(406,068)	(15,784)
Increase in accrued expenses	179,647	3,789
Decrease in other current liabilities	—	(2,147)
Increase (decrease) in security for legal costs	14,941	(5,201)
Increase in United Kingdom taxes payable, including accrued interest payable	31,205	49,279
Decrease in other noncurrent liabilities	(1,292)	—

Net cash used in operating activities	(1,205,716)	(1,004,102)

Cash used in investing activities:
Purchase of fixed assets	(3,714)	(2,414)

Cash flows from financing activities:
Increase in note payable, related party — NWO Resources, Inc. including accrued interest payable	—	1,012,524

Net (decrease) increase in cash	(1,209,430)	6,008

Cash at beginning of period	2,985,985	79,706

Cash at end of period	$1,776,555	$85,714

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(audited)
Common stock:
Balance, beginning of year	$3,730,555	$2,543,055
Common stock issued in connection with rights offering	—	1,187,500

Balance, end of period	$3,730,555	$3,730,555

Capital in excess of par value:
Balance, beginning of year	$8,165,609	$3,323,410
Additional paid in capital from rights offering net of related costs of $50,301 (note 4)	—	4,842,199

Balance, end of period	$8,165,609	$8,165,609

Retained deficit:
Balance, beginning of year	$(10,883,958)	$(8,394,449)
Net loss for the six months ended June 30, 2007 and the twelve months ended December 31, 2006, respectively	(1,017,214)	(2,489,509)

Balance, end of period	$(11,901,172)	$(10,883,958)

Total stockholders’ equity (deficit)	$(5,008)	$1,012,206

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007
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
The Complaint describes violations of the following United States statutes: Racketeer Influenced Corrupt Organizations Act (RICO), the Lanham Act and the Robinson-Patman Act. The Complaint seeks damages of at least $10.5 billion from the defendants and cites unjust enrichment, unfair competition, and intentional interference with the contract and prospective economic advantage. Based upon the RICO and anti-trust claims, Oceanic and Petrotimor seek to recover treble damages, reasonable attorneys’ fees and punitive damages.
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
On April 5, 2007, a hearing was held before the new presiding judge in the United States District Court in Houston, Texas. In advance of such hearing, ConocoPhillips filed a motion for a stay of discovery and a motion for a judgment on the pleadings. Based upon the judge’s ruling at the hearing, discovery awaits the judge’s determination on the ConocoPhillips’ motion for judgment on the pleadings. The Court has yet to rule on the motions for judgment on the pleadings.
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
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of June 30, 2007 and December 31, 2006, the Company had $339,342 and $309,673, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due to the exchange rate fluctuation between the U.S. and Australian dollars and by interest earned on the account. In September 2005, the Australian Government Solicitor accepted the Company’s offer of $250,000 AU ($212,202 in U.S. dollars at June 30, 2007) in full and final settlement of their outstanding costs. We expect this amount to be withdrawn from this bank account in the near future. The Company believes that the deposit will be forfeited to pay for the defendants’ legal expenses. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court.
During the six months ended June 30, 2007 and 2006, the Company incurred expenses of $687,538 and $582,070, respectively, specifically related to legal, consulting and commercial activities in Australia and the Timor Gap area. These expenses have been recorded as exploration expenses in the accompanying statements.
Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, the Company continues to evaluate potential exploration and production activities elsewhere in the world. The Company did not receive any revenue from oil and gas properties in 2006. Other than the potential recovery of damages from the pending litigation, the Company is not currently conducting any activities that would result in material oil and gas revenue in 2007.
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
The proceeds of the rights offering were used to pay off the note and accrued interest with NWO, fund the cost of the rights offering, and were and will continue to be used to pay for the legal and professional expenses associated with the Petrotimor lawsuit and to cover the cost of operations.
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
On March 7, 2007, the Company established a new line of credit with NWO, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. As of June 30, 2007, the Company had not borrowed any funds under this line of credit.
The Company believes that the cash on hand at June 30, 2007, plus cash generated from 2007 revenues and available borrowings from the 2007 line of credit from NWO will be sufficient to fund operations beyond December 31, 2007. The status of Oceanic’s current litigation may substantially affect the need for and the ability to raise capital in the long-term.
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
Because it cannot be accurately determined when the Company will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating losses incurred during the six months ended June 30, 2007 and 2006.
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
(8) SUBSEQUENT TRANSACTIONS WITH RELATED PARTIES
The current Company president, Mr. Stephen M. Duncan, is Vice-Chairman of the Board of General Atomic Technologies Corporation (GATC) in San Diego, California, a company indirectly controlled by James N. Blue, Chairman and CEO of Oceanic. Mr. Duncan is an employee of GATC’s operating subsidiary, General Atomics (GA) and will divide his time between GA and Oceanic on an as-needed basis. On July 30, 2007, Oceanic’s Board approved a Service Agreement between GA and Oceanic to reimburse GA for Mr. Duncan’s services at the current rate of $7,500 per month. After one year, the reimbursement rate may be re-negotiated by the parties. Oceanic does not have any other employment agreement or any other executive compensation agreement with Mr. Duncan.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities for the Company relating to the East Timor situation, including coordinating with legal counsel and meeting with business and governmental advisors. Karsten Blue was an employee of Cordillera Corporation and Karsten Blue’s services were made available to the Company pursuant to a service agreement between Oceanic and Cordillera signed in 2002. Karsten Blue is now an employee of GA. Accordingly, effective August 1, 2007, the service agreement with Cordillera was terminated and replaced with a Service Agreement between Oceanic and GA for the services of Karsten Blue. Oceanic has agreed to reimburse GA for Karsten Blue’s services at the rate of $6,500 per month. All other terms are similar to the Service Agreement for Mr. Duncan. This agreement is attached as an exhibit to this filing.
GA is currently providing Oceanic with legal and litigation management services related to Oceanic’s litigation over oil and gas rights in the East Timor Sea, on an as-requested basis.
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
The following discussion and analysis should be read in conjunction with Oceanic’s condensed consolidated financial statements and notes thereto for the respective periods ended December 31, 2006 and June 30, 2007 and 2006.
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

Cash Flow. Cash used in operating activities was $1,205,716 for the first six months of 2007, compared to $1,004,102 in the first six months of 2006. The first six months of 2007 ended with a net decrease in total cash of $1,209,430, including the purchase of fixed assets totaling $3,714. During the six months ended June 30, 2007 and 2006, Oceanic made actual cash payments of $636,636 and $566,241, respectively, related to legal and professional activities in Australia and the Timor Gap area. An additional $547,835 of expenses were accrued and remained unpaid as of June 30, 2007. These costs are included in exploration expenses. Exploration expenses have increased in 2007 compared to the same period in 2006, primarily because of the increased court activity between September 2006 and April 2007. Until a final judgment is obtained or settlement of the lawsuit occurs, exploration expenses will continue to be high and will consume most of Oceanic’s cash resources.
Oceanic had $1,776,555 in cash at June 30, 2007 compared with $2,985,985 in cash and cash equivalents at December 31, 2006. The Company had a positive working capital of $810,867 at June 30, 2007 compared to $1,798,951 at December 31, 2006. This decrease of $988,084 in working capital from December 31, 2006 to June 30, 2007 was primarily a result of paying expenses associated with the lawsuit.
On March 7, 2007, the Company established a new line of credit with NWO, Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over the prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. As of June 30, 2007, the Company had not borrowed any funds under the line of credit.
The Company believes that the cash on hand at June 30, 2007, plus cash generated from 2007 revenues and the available borrowings from the 2007 line of credit from NWO will be sufficient to fund operations beyond December 31, 2007. The Company is also evaluating other potential financing sources for long-term capital. At this time, the Company has no firm commitments for the provision of long-term capital. The status of Oceanic’s current litigation may substantially affect the need for and the ability to raise capital in the long-term.
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
Together, these management services provided all of Oceanic’s total revenue for the six months ended June 30, 2007 and 2006.
Management Fee Revenue
(Unaudited)

	Six months ended June 30,
Company	2007		2006
Cordillera Corporation	$164,400	35%	$219,030	41%
San Miguel Valley Corporation	289,180	61%	295,860	56%
Harvard International Resources, Ltd.	17,784	4%	14,955	3%

Total management fee revenue	$471,364		$529,845

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
Results of Operations
Revenue. Management fee revenue for the six months ended June 30, 2007 decreased $58,481 or 11%, compared to the six months ended June 30, 2006. Monthly fees for the first five months of 2007 decreased for Cordillera by $11,925 and for San Miguel by $360, totaling a net decrease in monthly revenue from those two sources of $12,285, compared to the same period in the prior year.
Management fees were recalculated in June 2007 to account for the resignation of the Company’s President and the substitution of other employees providing services to Cordillera and San Miguel. The recalculated monthly management fee beginning June 2007 for Cordillera is $41,500 which is an increase of $16,920. The recalculated monthly management fee for

San Miguel decreased by $4,520, resulting in a monthly fee of $44,430. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.
Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, the Company continues to evaluate potential exploration and production activities elsewhere in the world, including Indonesia and the United States. The Company did not receive any revenue from oil and gas properties in 2006. Other than the potential recovery of damages from the pending litigation, the Company is not currently conducting any activities that would result in oil and gas revenue in 2007.
Exploration Expenses. The Company continues to have ongoing legal and professional fees associated with the litigation in the U.S. District Court and the pursuit of commercial opportunities in East Timor. During the six months ended June 30, 2007 and 2006, the Company incurred total exploration expenses of $703,305 and $596,452, respectively. These related primarily to legal and professional fees associated with the litigation in the U.S. court and the pursuit of commercial opportunities in East Timor. These expenses have been recorded as exploration expenses.
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of June 30, 2007 and December 31, 2006, the Company had $339,342 and $309,673, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance is due to the exchange rate fluctuation between the U.S. and Australian dollars and by interest earned on the account. In September 2005, the Australian Government Solicitor accepted the Company’s offer of $250,000 AU ($212,202 in U.S. dollars at June 30, 2007) in full and final settlement of their outstanding costs. We expect this amount to be withdrawn from this bank account in the near future. The Company believes that the deposit will be forfeited to pay for the defendants’ legal expenses. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court.
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
On April 5, 2007, a hearing was held before the new presiding judge in the United States District Court in Houston, Texas. In advance of such hearing, ConocoPhillips filed a motion for a stay of discovery and a motion for a judgment on the pleadings. Based upon the judge’s ruling at the hearing, discovery awaits the judge’s determination on the ConocoPhillips’ motion for judgment on the pleadings. The Court has yet to rule on the motions for judgment on the pleadings.
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
General and Administrative Expenses. Total general and administrative costs and expenses for the six months ended June 30, 2007 increased by $23,107 from the same period in 2006. While total expenses remained substantially the same for the two years:
•	Salaries and employee benefits increased by approximately 2% or $11,936.

•	Audit fees increased by approximately $5,000 for an additional review of the Company’s internal controls in anticipation of the application of certain sections of the Sarbanes Oxley legislation to non-accelerated filers.
Other Income and Expense. Interest income for the six months ended June 30, 2007 is $57,801 which is $50,278 higher than the amount for the same period last year. This is because the Company did not have available cash to invest early in 2006. In the quarter ending June 30, 2007, the Company earned interest on the remaining proceeds resulting from the proceeds of the 2006 rights offering.
Interest expense of $13,696 is primarily from the United Kingdom estimated tax liability, which is compounded on both static principal and the increasing accrued interest payable compared to $11,580 for the same period last year. Interest expense for the quarter ending June 30, 2006 was substantially higher because of interest accrued on the note payable to NWO in the amount of $87,524. This note and related interest were paid in full in July 2006.
Non-cash foreign exchange gains of $6,305 at June 30, 2007 versus losses of $35,299 at June 30, 2006 resulted from the fluctuations in exchange rates in 2007 and 2006 between the U.S. dollar, the British pound, the Euro and the Australian dollar.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceeding developments in 2006 were reported in the December 31, 2006 Form 10-KSB. See the ‘Pending Litigation’ section in Management’s Discussion and Analysis above for activity through August 2, 2007.

ITEM 5. OTHER INFORMATION
On May 31, 2007, Mr. Charles N. Haas resigned as President of Oceanic, but will continue to serve as a member of the Company’s Board of Directors. By consent resolution, effective June 30, 2007, the Board of Directors of Oceanic appointed Stephen M. Duncan to serve as President. Mr. Duncan has been a director of Oceanic since March 2007 and will also continue to serve on the Board.
Mr. Duncan is Vice-Chairman of the Board of General Atomic Technologies Corporation (GATC) in San Diego, California, a company indirectly controlled by James N. Blue, Chairman and CEO of Oceanic. Mr. Duncan is an employee of GATC’s operating subsidiary, General Atomics (GA) and will divide his time between GA and Oceanic on an as-needed basis. On July 30, 2007, Oceanic’s Board approved a Services Agreement between GA and Oceanic to reimburse GA for Mr. Duncan’s services at the current rate of $7,500 per month. After one year, the reimbursement rate may be re-negotiated by the parties. This agreement is attached as an exhibit to this filing. Oceanic does not have any other employment agreement or any other executive compensation agreement with Mr. Duncan.
GA is currently providing Oceanic with legal and litigation management services related to Oceanic’s litigation over oil and gas rights in the East Timor Sea, on an as-requested basis.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits filed herewith are listed below and attached to this report. The ‘Exhibit Number’ refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit
10.33	Services Agreement Between Oceanic Exploration Company and General Atomics for Stephen M. Duncan
10.34	Service Agreement Between Oceanic Exploration Company and General Atomics for Karsten Blue
31.1	Rule 13a4-14(a) Certification of Chief Executive Officer
31.2	Rule 13a4-14(a) Certification of Chief Financial Officer
32.1	Rule 13a4-14(b) Certification of Officers
(b)	On May 7, 2007, the Company filed a Form 8-K dated the same day to report the resignation of the President, Charles N. Haas, effective May 31, 2007.
(c)	On July 6, 2007, the Company filed a Form 8-K dated July 5, 2007 to report the appointment of a new President, Stephen M. Duncan, effective June 30, 2007.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company

Date:	August 2, 2007	/s/ Stephen M. Duncan
Stephen M. Duncan — President

Date:	August 2, 2007	/s/ Courtney Cowgill
Courtney Cowgill — Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Exhibit

10.33	Services Agreement Between Oceanic Exploration Company and General Atomics for Stephen M. Duncan
10.34	Service Agreement Between Oceanic Exploration Company and General Atomics for Karsten Blue
31.1	Rule 13a4-14(a) Certification of Principal Executive Officer
31.2	Rule 13a4-14(a) Certification of Chief Financial Officer
32.1	Rule 13a4-14(b) Certification of Officers