Form 10QSB
period 2007-09-30
OCEANIC EXPLORATION CO
filed 2007-11-09
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares outstanding at November 9, 2007 59,688,881	Common $.0625 Par Value
Transitional Small Business Disclosure Format (Check One) YES ☐ NO ☑

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Cash, unrestricted	$1,572,733	$2,985,985
Due from affiliates	7,872	14,674
Prepaid expenses and other	22,485	8,485

Total current assets	1,603,090	3,009,144

Oil and gas property interests (note 7)	—	—

Furniture, fixtures, and equipment	64,249	59,173
Less accumulated depreciation	(43,720)	(39,490)

	20,529	19,683

Total assets	$1,623,619	$3,028,827

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$27,053	$436,487
Accrued expenses	678,392	491,381
Accrued expenses – security for legal costs (note 3)	305,657	282,325

Total current liabilities	1,011,102	1,210,193

United Kingdom taxes payable including accrued interest	849,745	793,859
Other non-current liabilities	10,607	12,569

Total non-current liabilities	860,352	806,428

Total liabilities	1,871,454	2,016,621

Commitments and contingencies (notes 2, 3 and 5)	—	—

Stockholders’ equity (deficit) (note 4)
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 100,000,000 shares; 59,688,881 shares issued and outstanding	3,730,555	3,730,555
Capital in excess of par value	8,165,609	8,165,609
Retained deficit	(12,143,999)	(10,883,958)

Total stockholders’ equity (deficit)	(247,835)	1,012,206

Total liabilities and stockholders’ equity (deficit)	$1,623,619	$3,028,827

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Management revenue — related parties	$266,657	$267,820	$738,021	$797,665

Costs and expenses:
Exploration expenses (note 3)	92,495	326,398	795,800	922,850
Amortization and depreciation	1,299	1,195	4,230	3,384
General and administrative	434,698	393,984	1,267,450	1,203,629

	528,492	721,577	2,067,480	2,129,863

Operating loss	(261,835)	(453,757)	(1,329,459)	(1,332,198)

Other income (expense):
Interest income	24,721	36,191	82,522	43,714
Interest and financing costs	(7,040)	(20,909)	(20,736)	(120,239)
Foreign currency gains (losses)	1,327	(15,683)	7,632	(50,982)

	19,008	(401)	69,418	(127,507)

Loss before income taxes	(242,827)	(454,158)	(1,260,041)	(1,459,705)

Income tax expense (note 6)	—	—	—	—

Net loss	$(242,827)	$(454,158)	$(1,260,041)	$(1,459,705)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	59,688,881	54,732,359	59,688,881	45,421,482
See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,260,041)	$(1,459,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,230	3,384
Changes in operating assets and liabilities:
Decrease (increase) in due from affiliates	6,802	(83)
Increase in prepaid expenses and other assets	(14,000)	(14,925)
Decrease in accounts payable	(409,434)	(27,603)
Increase in accrued expenses	187,011	111,688
Decrease in other current liabilities	—	887
Increase (decrease) in security for legal costs	23,332	(1,965)
Increase in United Kingdom taxes payable, including accrued interest payable	55,886	77,820
Decrease in other noncurrent liabilities	(1,962)	—

Net cash used in operating activities	(1,408,176)	(1,310,502)

Cash used in investing activities:
Purchase of fixed assets	(5,076)	(2,414)

Cash flows from financing activities:
Proceeds from rights offering, net	—	6,031,610
Increase in note payable, related party — NWO Resources, Inc. including accrued interest payable	—	1,177,279
Payment of note payable to NWO Resources, Inc. including accrued interest payable		(2,569,456)

Net cash provided by financing activities	—	4,639,433

Net (decrease) increase in cash	(1,413,252)	3,326,517

Cash at beginning of period	2,985,985	79,706

Cash at end of period	$1,572,733	$3,406,223

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Common stock:
Balance, beginning of year	$3,730,555	$2,543,055
Common stock issued in connection with rights offering	—	1,187,500

Balance, end of period	$3,730,555	$3,730,555

Capital in excess of par value:
Balance, beginning of year	$8,165,609	$3,323,410
Additional paid in capital from rights offering net of related costs of $50,301 (note 4)	—	4,842,199

Balance, end of period	$8,165,609	$8,165,609

Retained deficit:
Balance, beginning of year	$(10,883,958)	$(8,394,449)
Net loss for the nine months ended September 30, 2007 and the twelve months ended December 31, 2006, respectively	(1,260,041)	(2,489,509)

Balance, end of period	$(12,143,999)	$(10,883,958)

Total stockholders’ equity (deficit)	$(247,835)	$1,012,206

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007
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
On April 5, 2007, a hearing was held before the new presiding judge in the United States District Court in Houston, Texas. In advance of such hearing, ConocoPhillips filed a motion for a stay of discovery and a motion for a judgment on the pleadings. Based upon the judge’s ruling at the hearing, discovery awaits the judge’s determination on the ConocoPhillips’ motion for judgment on the pleadings. The Court has yet to rule on the motion for judgment on the pleadings.
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
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of September 30, 2007 and December 31, 2006, the Company had $360,621 and $309,673, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance results from the exchange rate fluctuation between the U.S. and Australian dollars and by interest earned on the account. In September 2005, the Australian Government Solicitor accepted the Company’s offer of $250,000 AU ($222,092 in U.S. dollars at September 30, 2007) in full and final settlement of their outstanding costs. We expect this amount to be withdrawn from this bank account in the near future. The Company believes that the deposit will be forfeited to pay for the defendants’ legal expenses. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court.
During the nine months ended September 30, 2007 and 2006, the Company incurred expenses of $776,043 and $907,160, respectively, specifically related to legal, consulting and commercial activities in Australia and the Timor Gap area. These expenses have been recorded as exploration expenses in the accompanying statements.
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

The right to purchase common stock expired on July 21, 2006. The following subscriptions were accepted by the Company, resulting in gross proceeds of $6,080,000:
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
On March 7, 2007, the Company established a new line of credit with NWO, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. As of September 30, 2007, the Company had not borrowed any funds under this line of credit.
The Company believes that the cash on hand at September 30, 2007, plus cash generated from 2007 revenues and available borrowings from the 2007 line of credit from NWO will be sufficient to fund operations beyond December 31, 2007. The status of Oceanic’s current litigation may substantially affect the need for and the ability to raise capital in the long-term.
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
In evaluating the realizability of the net deferred tax assets, the Company takes into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that the Company will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset.   Because it cannot be accurately determined when the Company will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating losses incurred during the nine months ended September 30, 2007 and 2006.

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
(8) TRANSACTIONS WITH RELATED PARTIES
The current Company president, Mr. Stephen M. Duncan, is Vice-Chairman of the Board of General Atomic Technologies Corporation (GATC) in San Diego, California, a company indirectly controlled by James N. Blue, Chairman and CEO of Oceanic. Mr. Duncan is an employee of GATC’s operating subsidiary, General Atomics (GA) and will divide his time between GA and Oceanic on an as-needed basis. On July 30, 2007, Oceanic’s Board approved a Service Agreement between GA and Oceanic to reimburse GA for Mr. Duncan’s services at the current rate of $7,500 per month. After one year, the reimbursement rate may be re-negotiated by the parties. Oceanic does not have any other employment agreement or any other executive compensation agreement with Mr. Duncan. This agreement was attached as Exhibit 10.33 to the 10-QSB filing for the quarterly period ended June 30, 2007.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities for the Company relating to the East Timor situation, including coordinating with legal counsel and meeting with business and governmental advisors. Karsten Blue was an employee of Cordillera Corporation and Karsten Blue’s services were made available to the Company pursuant to a service agreement between Oceanic and Cordillera signed in 2002. Karsten Blue is now an employee of GA. Accordingly, effective August 1, 2007, the service agreement with Cordillera was terminated and replaced with a Service Agreement between Oceanic and GA for the services of Karsten Blue. Oceanic has agreed to reimburse GA for Karsten Blue’s services at the rate of $6,500 per month. All other terms are similar to the Service Agreement for Mr. Duncan. This agreement was attached as Exhibit 10.34 to the 10-QSB filing for the quarterly period ended June 30, 2007.
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
The following discussion and analysis should be read in conjunction with Oceanic’s condensed consolidated financial statements and notes thereto for the respective periods ended December 31, 2006 and September 30, 2007 and 2006.
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
Cash Flow. Cash used in operating activities was $1,408,176 for the first nine months of 2007, compared to $1,310,502 in the first nine months of 2006. The first nine months of 2007 ended with a net decrease in total cash of $1,413,252, including the purchase of fixed assets totaling $5,076. During the nine months ended September 30, 2007 and 2006, Oceanic made actual cash payments of $466,511 and $727,291, respectively, related to legal and professional activities in Australia and the Timor Gap area. An additional $537,049 of expenses were accrued and remained unpaid as of September 30, 2007. These costs are included in exploration expenses. Exploration expenses have decreased in 2007 compared to the same period in 2006, primarily because of the reduction of legal and investigative work being done while waiting for a ruling from the Court. Until a final judgment is obtained or settlement of the lawsuit occurs, exploration expenses will continue to be high and will consume most of Oceanic’s cash resources.
Oceanic had $1,572,733 in cash at September 30, 2007 compared with $2,985,985 in cash and cash equivalents at December 31, 2006. The Company had a positive working capital of $591,988 at September 30, 2007 compared to $1,798,951 at December 31, 2006. This decrease of $1,206,963 in working capital from December 31, 2006 to September 30, 2007 was primarily a result of paying expenses associated with the lawsuit.
On March 7, 2007, the Company established a new line of credit with NWO, Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over the prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. As of September 30, 2007, the Company had not borrowed any funds under the line of credit.
The Company believes that the cash on hand at September 30, 2007, plus cash generated from 2007 revenues and the available borrowings from the 2007 line of credit from NWO will be sufficient to fund operations beyond December 31, 2007. The Company is also evaluating other potential financing sources for long-term capital. At this time, the Company has no firm commitments for the provision of long-term capital. The status of Oceanic’s current litigation may substantially affect the need for and the ability to raise capital in the long-term.
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
Together, these management services provided all of Oceanic’s total revenue for the nine months ended September 30, 2007 and 2006.

Management Fee Revenue
(Unaudited)

	Nine months ended September 30,
Company	2007		2006
Cordillera Corporation	$288,900	39%	$328,545	41%
San Miguel Valley Corporation	422,470	57%	443,790	56%
Harvard International Resources, Ltd.	26,651	4%	25,330	3%

Total management fee revenue	$738,021		$797,665

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
Results of Operations
Revenue. Management fee revenue for the nine months ended September 30, 2007 decreased $59,644 or 7%, compared to the nine months ended September 30, 2006. Monthly fees for the first five months of 2007 decreased for Cordillera by $11,925 and for San Miguel by $360, totaling a net decrease in monthly revenue from those two sources of $12,285, compared to the same period in the prior year. Management fees were recalculated in June 2007 to account for the resignation of the Company’s President and the substitution of other employees providing services to Cordillera and San Miguel. The recalculated monthly management fee beginning June 2007 for Cordillera is $41,500 which is an increase of $16,920. The recalculated monthly management fee for San Miguel decreased by $4,520, resulting in a monthly fee of $44,430. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.
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
Exploration Expenses. The Company continues to have ongoing legal and professional fees associated with the litigation in the U.S. District Court and the pursuit of commercial opportunities in East Timor. During the nine months ended September 30, 2007 and 2006, the Company incurred total exploration expenses of $795,800 and $922,850, respectively. These related primarily to legal and professional fees associated with the litigation in the U.S. court and the pursuit of commercial opportunities in East Timor. These expenses have been recorded as exploration expenses.
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The Australia and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the necessary guarantees. As of September 30, 2007 and December 31, 2006, the Company had $360,621 and $309,673, respectively, on deposit with ANZ Bank as collateral for the guarantees. The change in the balance results from the exchange rate fluctuation between the U.S. and Australian dollars and by interest earned on the account. In September 2005, the Australian Government Solicitor accepted the Company’s offer of $250,000 AU ($222,092 in U.S. dollars at September 30, 2007) in full and final settlement of their outstanding costs. We expect this amount to be withdrawn from this bank account in the near future. The Company believes that the deposit will be forfeited to pay for the defendants’ legal expenses. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court.
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
On April 5, 2007, a hearing was held before the new presiding judge in the United States District Court in Houston, Texas. In advance of such hearing, ConocoPhillips filed a motion for a stay of discovery and a motion for a judgment on the pleadings. Based upon the judge’s ruling at the hearing, discovery awaits the judge’s determination on the ConocoPhillips’ motion for judgment on the pleadings. The Court has yet to rule on the motion for judgment on the pleadings.
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
General and Administrative Expenses. Total general and administrative costs and expenses for the nine months ended September 30, 2007 increased by $63,821 from the same period in 2006. While total expenses remained substantially the same for the two years:
•	Salaries and employee benefits increased by approximately 2% or $17,772.

•	Contract services increased by approximately $9,400 because of increased documentation and testing of the Company’s information technology systems.

•	Officers’ fees increased by $22,500 from the prior year pursuant to the Services Agreement with GA for Steve Duncan’s services.

•	Travel expenses increased by approximately $4,700 because of increased travel by the Company’s officers.
Other Income and Expense. Interest income for the nine months ended September 30, 2007 is $82,522 which is $38,808 higher than the amount for the same period last year. This is because the Company did not have available cash to invest early in 2006. In the year-to-date ended September 30, 2007, the Company earned interest on the remaining proceeds resulting from the 2006 rights offering.
Interest expense of $20,736 is primarily from the United Kingdom estimated tax liability, which is compounded on both static principal and the increasing accrued interest payable compared to $120,239 for the same period in 2006. Interest expense for the quarter ended September 30, 2006 was substantially higher because of interest accrued on the note payable to NWO in the amount of $102,278. This note and related interest were paid in full in July 2006.
Non-cash foreign exchange gains of $7,632 at September 30, 2007 versus losses of $50,982 at September 30, 2006 resulted from the fluctuations in exchange rates in 2007 and 2006 between the U.S. dollar, the British pound, the Euro and the Australian dollar.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceeding developments in 2006 were reported in the December 31, 2006 Form 10-KSB. See the ‘Pending Litigation’ section in Management’s Discussion and Analysis above for activity through November 9, 2007.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits filed herewith are listed below and attached to this report. The ‘Exhibit Number’ refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Officers
(b)	On July 6, 2007, the Company filed a Form 8-K dated July 5, 2007 to report the appointment of a new President, Stephen M. Duncan, effective June 30, 2007.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company

Date: November 9, 2007	/s/ Stephen M. Duncan Stephen M. Duncan — President

Date: November 9, 2007	/s/ Courtney Cowgill Courtney Cowgill — Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Exhibit
31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Officers