Form 10-K
period 2007-12-31
OCEANIC EXPLORATION CO
filed 2008-03-21
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-08521
Oceanic Exploration Company
(Exact name of registrant as specified in its charter)

Delaware	84-0591071
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
7800 East Dorado Place, Suite 250
Englewood, CO 80111
(Address of principal executive offices)
Registrant’s telephone number, including area code: (303) 220-8330
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0625 Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The registrant had 59,688,881 shares of common stock outstanding at March 14, 2008.
Documents incorporated by reference:
None

PART I
Unless otherwise indicated, “the Company,” “we,” “our,” “us,” and “Oceanic” are used in this report to refer to the businesses of Oceanic Exploration Company and its consolidated subsidiaries. Items 1 and 2, Business and Properties, contain forward-looking statements including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, and intentions, that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “forecasts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “should,” “goal,” “may,” “anticipates,” “estimates,” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information.
ITEM 1. BUSINESS
CORPORATE STRUCTURE
Oceanic Exploration Company (Oceanic or the Company) was incorporated as a Delaware corporation in December 1968. With our subsidiaries, Oceanic International Properties Corporation (OIPC) and Petrotimor Companhia de Petróleos, S.A. (Petrotimor), the Company has historically engaged in the business of acquiring oil and gas concessions covering large blocks of acreage in selected locations around the world. The term ‘concession’ means exploration, development and production rights with respect to a specific area. Rights may be created by agreement with a government, governmental agency or corporation. After the Company buys those rights, we conduct exploration activities on that property, including seismic and other geophysical evaluation and exploratory drilling where appropriate. Oceanic did not conduct any exploration activities and did not receive any revenue from oil and gas properties in 2007. The Company is actively pursuing legal claims arising from the disputed oil and gas concession granted to Petrotimor in the Timor Gap between East Timor and Australia.
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
Together, these management services provided substantially all of the Company’s total revenue in 2007.
As of December 31, 2007, Oceanic had nine employees in Colorado who provide general and administrative services to the oil and gas operations and/or management services to San Miguel and Cordillera. The corporate offices are located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111 and the telephone number is (303) 220-8330.
Mr. James N. Blue is Chairman of Oceanic and also serves as Chairman of the Board of Directors and President of NWO Resources, Inc. NWO Resources, Inc. (NWO) owns approximately 89.2% of Oceanic common stock and is Oceanic’s largest shareholder. Mr. Blue is also Chairman of the Board of Directors, President and indirect beneficial owner of a majority of the common stock of Cordillera, the major stockholder of NWO.
SEGMENT INFORMATION
Oceanic operates as one business segment.
OPERATIONS
The Company’s oil and gas exploration activities have generally consisted of exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of, and any revenue from, a discovery. For various reasons, Oceanic has not been able to participate in exploration and development of any of its concessions since 1994.

(a) Litigation
On March 1, 2004, Oceanic and Petrotimor filed suit in the United States seeking to recover damages relating to the disputed Timor Gap concession. See Item 3 ‘Pending Litigation’. Preparation and prosecution of the lawsuit have been the primary cause of major expenditures for 2007 and we anticipate this lawsuit will continue to be our primary cause of expenditures for 2008. A substantial portion of the Company resources expended in 2007 has been in connection with this litigation over the Timor Gap concession. See Item 3 ‘Legal Proceedings.’
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
Management Fee Revenue

	2007		2006		2005
San Miguel Valley Corporation	$555,760	55%	$591,720	56%	$427,440	45%
Cordillera Corporation	413,400	41%	438,060	41%	473,640	50%
Harvard International Resources, Ltd.	35,816	4%	33,685	3%	46,678	5%

Total management fee revenue	$1,004,976		$1,063,465		$947,758

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense. This charge is calculated annually and adjusted at year-end. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These other expenses totaled $5,816 for 2007, $3,685 for 2006 and $16,678 for 2005. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Effective June 30, 2007, the Company entered into a Services Agreement with General Atomics (GA), a company controlled by James N. Blue. This Agreement specifies that Oceanic will pay GA for the services of Stephen M. Duncan to serve as President of the Company at a fixed rate of $7,500 per month. The Agreement has no contractual termination date, but can be terminated with 30 days notice by either party. The Company recorded an expense of $45,000 in 2007 for payments made to GA for Stephen M. Duncan’s services.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a Services Agreement with Cordillera. This contract, as amended, stated that Oceanic will compensate and reimburse Cordillera for Karsten Blue’s services at the rate of $1,467 per week, not to exceed $76,260 per year, and for any reasonable out-of-pocket business expenses incurred in connection with these activities. This contact ended on July 31, 2007 and was replaced with a new contract with GA. The new contract specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. The Company expensed $76,915 in 2007, $76,337 in 2006 and $71,731 in 2005 for Karsten Blue’s services.
(c) Oil and Gas
Oceanic is not currently conducting any oil and gas exploration or production activities. The Company did not receive any significant revenue from oil and gas properties since 2000. Other than the potential recovery of damages from the Timor Gap concession, the Company is currently not conducting any activities that would result in material oil and gas revenue in 2008.

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
In order to maintain the Company’s concessions in good standing, Oceanic is usually required to expend substantial sums for exploration and, in many instances, for surface rentals or other cash payments. Additionally, the development of any discoveries made upon concessions in which the Company holds an interest generally involves the expenditure of substantial sums of money. Oceanic has, in the past, been able to satisfy required expenditures on its concessions. The Company cannot be certain that its resources in the future will be sufficient to satisfy expenditures it is required to make in its business.
GOVERNMENTAL APPROVALS AND REGULATIONS
Other than obtaining the concessions from foreign and U.S. governments for oil and gas exploration, no material governmental approvals are required for Oceanic’s business. Oceanic has filed for East Timor governmental approval of the expansion of the East Timor concession. See Item 2 ‘Description of Property under Commercial Opportunity in East Timor’ for additional details. Currently, no development is occurring on any of the Company’s oil and gas concessions. Historically, Oceanic has entered into participation agreements with other entities who conduct exploration and drilling activities. Such other entities obtain any governmental approvals and comply with any governmental regulations required to conduct such activities. Currently, neither Oceanic nor any of its participation partners are conducting any development activity on any of our properties.
The Company is not affected by any governmental approvals or regulations pertaining to the activities carried out as part of the Company’s management agreements.
ITEM 1A. RISK FACTORS
The following risk factors should be carefully considered in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.
Material Net Losses
The Company has suffered recurring material net losses and losses from operations during the most recent interim period and in recent fiscal years. Net losses for the years ended December 31, 2007 and 2006 were ($1,729,132) and ($2,489,509), respectively. Our stockholders’ equity decreased from a positive $1,012,206 at December 31, 2006 to a deficit position ($716,926) as of December 31, 2007. As long as we are incurring significant expenses for the East Timor litigation, the Company expects significant losses to continue in 2008.

Need for Additional Financing
The Company may need additional financing. During 2007, Oceanic used $2,073,313 more cash than we generated and ended the year with a deficit in stockholders’ equity of ($716,926). Our current operations may be financed with a line of credit with NWO Resources, Inc. In the long term, we may need additional financing to repay the NWO line of credit and to fund operations. At the present time, we have no agreement or commitment to obtain such financing and the Company may not be able to obtain financing on terms favorable to the current shareholders.
Revenue from Related Parties
Our only significant revenue in fiscal years 2007, 2006 and 2005 was from management services to related parties. The Company provides management and other services to San Miguel, Cordillera and HIRL. The contracts with each company do not provide for an end date but most do contain a clause requiring 60 days termination notice. Each of these companies is a related party. There is no assurance that the management services agreements will continue in the future. There is no independent competition for the management services activities, but each of the related parties to which Oceanic provides services could elect to hire or have its own employees provide those services.
Oil and Gas Operations
The Company currently has no oil and gas operations or revenues, but has increasing costs charged to exploration expenses which are primarily legal and professional expenses related to the disputed concession in East Timor. Oceanic has not generated any material revenues from oil and gas operations for the past six fiscal years, and there is no assurance that oil and gas revenue will be generated in the future. The Company is currently actively pursuing legal claims related to Petrotimor’s disputed oil and gas concession in the Timor Gap between East Timor and Australia. During the years ended December 31, 2007 and 2006, respectively, Oceanic paid expenses of $813,307 and $1,142,450, respectively, specifically pursuing these claims. We expect that expenses relating to the claims will continue to be significant until our litigation is resolved.
East Timor Litigation
No government of East Timor has recognized the concession other than Portugal, which granted the concession to our 99% owned subsidiary, Petrotimor Companhia de Petróleos, S.A. (Petrotimor) in December 1974 when East Timor was under its administrative control. Regardless of the outcome of the East Timor lawsuit, this concession may never be recognized by the government of East Timor.
We may be unsuccessful with respect to our pending legal proceedings and pursuit of commercial opportunities in East Timor. Our current lawsuit against ConocoPhillips was initially filed in the United States District Court for the District of Columbia (DC Federal Court). It was later moved to the United States District Court for the Southern District of Texas (Texas Federal Court). On April 5, 2007, a hearing was held before the new presiding judge in the Texas Federal Court. In advance of such hearing, ConocoPhillips filed a motion for a stay of discovery and a motion for a judgment on the pleadings. Based on the judge’s ruling at the hearing, discovery awaits the judge’s determination on the ConocoPhillips’ motion for judgment on the pleadings. The Texas Federal Court has yet to rule on the motion for judgment on the pleadings. In connection with the transfer of the litigation to Houston, Oceanic retained Texas-based counsel. See ‘Pending Litigation’ under Item 3 ‘Legal Proceedings.’
The complaint alleges certain violations of the following United States statutes: Racketeer Influenced Corrupt Organizations Act (RICO), the Lanham Act and the Robinson-Patman Act. The complaint contains additional claims of unjust enrichment, unfair competition and intentional interference with the contract and with prospective economic advantage. The complaint seeks damages of at least $10.5 billion dollars. Based upon the RICO and anti-trust claims, Oceanic and Petrotimor seek to recover treble damages, reasonable attorneys’ fees and punitive damages.
The Company understands that pursuing this lawsuit to its fullest extent in 2008 could take substantial time by Company personnel, and the Company could incur substantial expense. Additional resources may be required in connection with this litigation. The Company cannot be certain that its resources in the future will be sufficient to satisfy expenditures it is required to make in its business.

If we are unsuccessful in our legal proceedings, do not receive damages for our claims, and do not achieve recognition in East Timor, we may have no further interest in East Timor and will have incurred substantial legal and other expenses over a protracted period of time in trying to protect our rights. The parties involved in the legal proceedings have substantial resources, and we expect them to continue to contest our claims. While we believe in the merits of the claims which the Company has asserted, the lawsuit is still in its early stages and the ultimate outcome cannot be determined at this time. Ultimately, we must obtain a final judgment or settlement of the lawsuit or achieve recognition of our rights by the current government in East Timor in order to recover the benefits of our concession in East Timor. There is no assurance that we will be successful in this lawsuit.
Even if we are successful in obtaining recognition and entitlement to the benefits of the concession, the ultimate value of the concession cannot be determined at this time.
Price Volatility and Foreign Risks
Oil and gas exploration activities, especially in foreign areas, are subject to a wide variety of risks that affect not only the concessions themselves but also their saleability (whether of partial interests or otherwise) to third parties. The industry is also subject to fluctuations in the price of and the demand for oil and gas.
Our oil and gas concessions are generally located in territories controlled by foreign governments and are subject to risks such as:
•	Potential expropriation or nationalization of concessions or facilities by foreign governments;

•	Jurisdictional disputes between foreign governments concerning areas in which our concessions are located;

•	Civil unrest or significant political changes in foreign countries in which we hold concessions;

•	Taxation by foreign governments of our income derived within their jurisdiction or other forms of tax combined with uncertainties over the availability in the United States of foreign tax credits for taxes actually paid to foreign governments;

•	Application of foreign procedural or substantive laws; and

•	Fluctuations in the price of and the demand for oil and gas.
Certain of our properties, including those in Greece, Taiwan and the East Timor Gap, are subject to current disputes between foreign governments that have essentially, in addition to our lack of funds, precluded development of those properties. There is no assurance that such disputes will be resolved in a timely manner.
Significant Competition
The defendants in the East Timor lawsuit have far greater resources than we have. We may not be able to fund the litigation to conclusion or settle the litigation on terms favorable to us; however, we intend to make every effort to do so.
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
Principal Stockholder and Conflicts of Interest with Affiliates
Our principal stockholder, NWO, currently owns 89.2% of our common stock. Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, Mr. Blue, is Chairman of the Board of Directors, President and the indirect beneficial owner of a majority of the common stock of Cordillera, which is the major stockholder of NWO. Mr. Blue is the Chairman of the Board and President of NWO.
There have been material transactions between us and our management and their affiliates, some of which cannot be deemed to have been the result of arm’s length negotiations. Oceanic provides management services to Cordillera and San Miguel and consulting services, including monitoring exploration and production activities on a worldwide basis to identify potential investment opportunities for HIRL. James N. Blue, Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, is affiliated with each of these corporations. In addition, Mr. Blue receives officer’s fees of $5,000 per month for his services as Chairman of the Board of Directors and Chief Executive Officer. He is President and a director of NWO and Chairman of the Board of Directors, President and an indirect beneficial owner of a majority of the common stock of Cordillera, a related party, and a principal source of our current management revenue. Mr. Blue’s son, Karsten Blue, performs services for Oceanic on the East Timor situation on a monthly basis for which Oceanic pays his employer, General Atomics, $6,500 per month. Karsten Blue provides and will continue to coordinate various activities relating to the East Timor situation. These include coordinating with legal counsel and meeting with business and governmental advisors.

Oceanic also has a $4,000,000 promissory note establishing a line of credit with NWO, our principal stockholder, which was established on February 28, 2008. The terms were not negotiated at arm’s length.
We lease our office building in Englewood, Colorado from a company indirectly owned and controlled by Mr. Blue. See ‘Certain Relationships and Related Transactions’ for further information about these conflicts.
Penny Stock Rules
Oceanic’s common stock is penny stock as defined by the Exchange Act. Broker-dealer practices in connection with transactions in ‘penny stocks’ are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on Nasdaq. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and ‘accredited investors’ must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The inability of institutional investors to trade Oceanic’s common stock and the additional burdens imposed upon stockbrokers by these requirements discourages stockbrokers from effecting transactions in our common stock, which may limit the market liquidity and the ability of investors to trade our common stock. The lack of volume and transactions in the Company’s stock may reduce the overall market value of the common stock.
Dividends
Oceanic uses all available funds for working capital purposes and has never paid a dividend. The Company does not anticipate paying dividends at the present time and is currently legally precluded from doing so. Any future payment of dividends by us is subject to the discretion of the Board of Directors.
ITEM 2. PROPERTIES
Oceanic holds various interests in concessions or leases for oil and gas exploration that are described below. As reflected in the accompanying financial statements, the value of the Company’s remaining oil and gas properties has been fully expensed, depleted or reserved.
The Company is currently not conducting exploration activities other than pursuing legal claims relating to the disputed oil and gas concession Oceanic has in the Timor Gap between East Timor and Australia. Except for the Prinos Oil Field described below, no currently-held concessions have been developed into operational oil or gas fields by Oceanic or its partners.
Greece
Prior to March 1999, Oceanic owned a 15% net profits interest in an oil and gas concession in areas totaling approximately 430,000 acres in the North Aegean Sea, offshore Greece. Included in this were ‘development areas’ for the Prinos Oil Field covering 23,390 gross acres and for the Kavala Gas Field covering 11,787 gross acres defined by the Greek government and given ‘development status.’ The term of each development license is 26 years, with an automatic 10-year renewal. The Company has a contractual right to a 15% interest in the remaining exploration area adjoining Prinos and South Kavala covering 153,316 acres and an exploration area east of the island of Thasos covering an additional 243,367 acres.
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

The termination of the Prinos Oil Field license does not affect the extensive exploration area east of Thasos Island where no exploration is currently permitted due to territorial disputes between Greece and Turkey. It is impossible for the Company to determine at this time when exploration activities might be commenced in that area. If the territorial disputes are resolved, there is uncertainty as to the term of concession because the concession is controlled by Denison, and we have limited access to information regarding the concession. Should the territorial dispute be resolved, and should the consortium drill and successfully develop any additional prospects, Oceanic would be entitled to once again receive the 15% net profits interest, applicable to the working interest of Denison. Denison has not advised the Company as to whether they have any intention of drilling. There is no assurance that Oceanic will receive the net profits interest from these properties in the future. Management does not know when the sovereignty issues will be resolved, but they may not be resolved in the foreseeable future. The Company intends to retain its interest for any remaining life of the concession, and cannot predict when or if further activity with respect to the concession may occur.
In 2007, Greece and Turkey opened the first natural gas pipeline between the two countries. Greece and Turkey are still divided over territorial disputes in Cyprus and the Aegean Sea, where the Company’s concession is located. The Company is unable to assess, at this time, the potential impact that this may have on its concession.
Republic of China (Taiwan)
Oceanic holds a 22.23% working interest in a concession located north of Taiwan in the East China Sea, covering 3,706,560 gross acres. The exploration license for this concession had a nominal term extending to 1979, requiring exploration activity and minimum expenditures. Preparations for initial exploratory drilling were suspended in 1977 under a claim of force majeure, pending resolution of a territorial dispute among the Republic of China (Taiwan), the Government of Japan and the People’s Republic of China. Oceanic has made an application to the Chinese Petroleum Corporation (Taiwan) each year to continue the suspension. A continuation of the force majeure status for 2008 has been applied for with the Ministry of Economic Affairs of Taiwan, but a response has not been received as of the date of this report. Management has no reason to believe that the annual application would be denied, as it has never been denied in the past. But there is no assurance that the Chinese Petroleum Corporation (Taiwan) will continue to suspend obligations under this concession in the future. If the force majeure were lifted, the exploration phase of the contract would be resumed subject to the threat of future cancellation in the event no commercial discovery is made.
During 1990, Oceanic entered into a farm-out agreement with Enterprise Oil Exploration Limited, a United Kingdom company, and NMX Resources (Overseas) Limited, a Bermuda company. This conveyed two-thirds of the original 66.67% interest in the Taiwan concession. The Company received $1,471,156 representing two-thirds of past expenditures in the area pursuant to the farm-out agreement.
Due to the uncertainty of sovereignty in the area, no immediate development expenditures, as required under the terms of the concession agreement, are anticipated. If the force majeure is lifted, Oceanic intends to pursue exploration activities related to its obligations under the agreement.
In fiscal year 1994, the Company reported that the People’s Republic of China was indicating its intention to open up adjacent concession areas for bidding and that a resolution to the sovereignty issues might result. Nothing occurred in 2007 to indicate that the lifting of the current force majeure status is imminent. Management does not know when the sovereignty issues will be resolved, but expects that they may not be resolved in the foreseeable future. Oceanic intends to hold the concession for the life of the concession, and cannot predict when further activity with respect to the concession may occur.
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
The Timor Gap Treaty created a Joint Authority that purported to grant and enter into production sharing contracts with various companies who have carried out exploration activities in the joint zone of cooperation. According to the 2003 Annual Report of ConocoPhillips Petroleum Company, ConocoPhillips and other participants in the production sharing contracts discovered gas and gas condensate in the Timor Gap area that we claim. Their drilling in 1995 confirmed that the discovery extended across two production sharing contract areas designated as the Bayu-Undan field. ConocoPhillips and other participants are developing this field in two phases. As reported by ConocoPhillips in its December 31, 2007 Form 10-K, Phase 1 is a gas-recycle project, where condensate and natural gas liquids are separated and removed and the dry gas re-injected into the reservoir. This phase began production in February 2004, and averaged a net rate of 34,100 barrels of liquids per day in 2007 from these reserves. The second phase involved the installation of a natural gas pipeline from the field to Darwin, Australia and construction of a liquid natural gas facility located in Darwin. This will be used for the production, export and sale of the natural gas from the field, for gross contracted sales of up to 3 million tons of liquid natural gas (LNG) annually for a period of 17 years to customers in Japan. ConocoPhillips subsequently reported that the construction of the LNG facility in Darwin was completed in 2006. It also reported that its net share of natural gas production from the Bayu-Undan field was 189 million cubic feet per day in 2007.
A portion of the area known as Greater Sunrise, which includes the Sunrise, Sunset and Troubadour areas, is also within the Timor Gap area claimed by Petrotimor and has substantial potential gas reserves. Woodside Energy Limited estimated reserves of 9.16 trillion cubic feet of gas in the Greater Sunrise Fields in November 2000. However, there can be no assurance that such amounts can be produced or recovered at an economical price. Oceanic estimates that approximately twenty percent (20%) of these reserves are located in Petrotimor’s concession.
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
Commercial Opportunity in East Timor. Oceanic submitted an application for an Expansion of Seabed Concession to the transitional government of East Timor in October 2001 requesting that Petrotimor’s 1974 concession area be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. The Company believes that, under international law, East Timor is entitled to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations Convention on the Law of the Sea. Oceanic believes that by so doing, East Timor could acquire jurisdiction over hydrocarbon reserves containing approximately 12 trillion cubic feet of natural gas and associated condensate based upon the Petroz N. L. and Woodside information.
Neither the transitional government, nor any subsequent East Timor government, has recognized Petrotimor’s concession in East Timor. The Company has never received any formal response acknowledging the application for any Expansion of Seabed Concession. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a ‘senior East Timor government official’ stating that the government does not recognize this concession. Oceanic has not been officially advised of the status of the application or if the current East Timor government is even considering it. A formal response may never be issued, or the Company could receive an unfavorable response. Unless there is a change in the previous government policy in East Timor, it is unlikely that the Company will pursue the application further.
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

Other Property
Oceanic leased approximately 4,990 square feet of office space in an office building located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111. Sorrento West Properties, Inc., a related company, owns the office building. The lease was extended to October 31, 2008 at a rate of $16 per square foot. The lease was amended in January 2008 to extend the rentable square footage to 5,191 square feet. All other terms of the lease remain unchanged. The Company believes that, with respect to the lease, it obtained terms no less favorable than those that could have been obtained from unrelated parties in arms-length transactions. See Item 13 ‘Certain Relationships and Related Transactions.’ Our facilities are adequate for our current needs.
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
On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the ConocoPhillips Petroleum companies operating within the Timor Gap area. Oceanic and Petrotimor claimed that the Timor Gap Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons. In 2003, the Federal Court of Australia issued decisions adverse to the Company, ruling that it lacked the jurisdiction to hear the claims made by Oceanic and Petrotimor. The Company’s appeal of those decisions was discontinued on February 6, 2004 when the Company determined that the most appropriate venue, under the circumstances, would be in the United States.
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The National Australia Bank Ltd. in Sydney, Australia provided the necessary guarantees. As of December 31, 2007, the Company had $365,491 ($416,879 in Australian dollars) on deposit with the Bank as collateral for the Guarantees. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. Accordingly, this balance has been fully reserved against those legal charges. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the Court. The Company estimates that the amount should not exceed $657,548 ($750,000 Australian dollars). Accordingly, the Company has reserved an additional amount of $292,057 to cover the estimated full liability.

Litigation by Former Employee
On June 7, 2004, a former employee filed a complaint against the Company and Petrotimor in the District Court for the City and County of Denver (Denver Court) alleging breach of contract and other related claims in connection with the Timor Gap concession. The Company filed a motion to dismiss which was ruled upon by the Denver Court on February 22, 2005. The order dismissed the plaintiff’s complaint as non-justiciable at the present time. The Denver Court determined that the former employee’s claims were not ripe, and therefore the Denver Court lacked subject matter jurisdiction.
Pending Litigation
On March 1, 2004, Oceanic and Petrotimor filed a complaint in the United States District Court for the District of Columbia (DC Federal Court). Oceanic and Petrotimor, as plaintiffs, brought this action to redress the harm caused by the defendants’ (collectively including ConocoPhillips, Inc. and designated subsidiaries, the Timor Sea Designated Authority for the Joint Petroleum Development Area, the Timor Gap Joint Authority for the Zone of Cooperation, PT Pertamina and BP Migas) theft, misappropriation and conversion of oil and gas resources within our 14.8 billion-acre Timor Gap concession. On March 1, 2005, the complaint was amended to reflect claims that the misdeeds of the defendants effectively prevented the Company from competing for concessions granted by the Designated Authority.
The complaint alleges certain violations of the following United States statutes: Racketeer Influenced Corrupt Organizations Act (RICO), the Lanham Act and the Robinson-Patman Act. The complaint contains additional claims of unjust enrichment, unfair competition, and intentional interference with the contract and with prospective economic advantage. The complaint seeks damages of at least $10.5 billion dollars. Based upon the RICO and anti-trust claims, Oceanic and Petrotimor seek to recover treble damages, reasonable attorneys’ fees and punitive damages.
The Company filed a Second Amended Complaint (Complaint) with the DC Federal Court on March 1, 2005. The defendants filed motions to dismiss with the DC Federal Court on March 28, 2005.
On September 21, 2006, the DC Federal Court issued an Order and Memorandum Opinion deciding these motions. The DC Federal Court denied the motions of defendants ConocoPhillips, Inc. and ConocoPhillips Company (ConocoPhillips) with respect to Oceanic’s claims under RICO, the Robinson-Patman Act and under common law theories of intentional interference with prospective economic advantage and unfair competition. Since the DC Federal Court found that Oceanic had stated legally cognizable claims against ConocoPhillips, these two defendants were ordered and did file an answer to the Second Amended Complaint on October 10, 2006. The other defendants and claims were dismissed. The two defendants filed a motion for reconsideration or in the alternative to certify the Order and Memorandum Opinion for interlocutory appeal. On November 17, 2006, the DC Federal Court denied the defendants’ motions for reconsideration and interlocutory appeal. On February 5, 2007, the DC Federal Court granted the defendants’ motion to transfer the case to the United States District Court for the Southern District of Texas (Texas Federal Court).
On April 5, 2007, a hearing was held before a judge in the Texas Federal Court. In advance of said hearing, ConocoPhillips filed a motion for a stay of discovery and a motion for a judgment on the pleadings. Based on the judge’s statements at the hearing, discovery awaits his decision on the ConocoPhillips’ motion for judgment on the pleadings. The Texas Federal Court has yet to rule on that motion. In connection with the transfer of the litigation to Houston, Oceanic retained Texas-based counsel.
As stated in the Second Amended Complaint, the Company has consistently proposed to locate liquefied natural gas facilities in East Timor which would significantly benefit the people of East Timor, yet the Company has not been given an opportunity to bid on production sharing contracts granted by the Designated Authority due to bribes and corruption. Under these circumstances, the Company believes it is entitled to prove its case. The Company continues to believe that it has a persuasive case against the defendants based on the evidence.
The Company anticipates that the defendants will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. The Company understands that pursuing this lawsuit to its fullest extent in 2008 could take substantial time by Company personnel, and the Company could incur substantial expense. Additional resources may be required in connection with this litigation. The Company believes that the financial opportunity justifies this substantial commitment of time and expense.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Subject to the rights of holders of any series of preferred stock that may from time to time be issued, holders of common stock are entitled to one vote per share on matters acted upon at any stockholders’ meeting, including the election of directors, and to dividends when, as and if declared by the Board of Directors out of funds legally available therefore. There is no cumulative voting and the common stock is not redeemable. In the event of any liquidation, dissolution or winding up of Oceanic, each holder of common stock is entitled to share ratably in all assets of Oceanic remaining after the payment of liabilities and any amounts required to be paid to holders of preferred stock, if any. Holders of common stock have no preemptive or conversion rights, and are not subject to further calls or assessments by Oceanic. All shares of common stock now outstanding are and will be fully paid and nonassessable.
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
Penny Stock Regulation
Shares of Oceanic’s common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in ‘penny stocks.’ Penny stocks are generally equity securities with a price of less than $5.00, except for securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:
•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation of such duties or other requirements of securities laws;

•	a brief, clear, narrative description of a dealer market, including ‘bid’ and ‘ask’ prices for penny stocks and the significance of the spread between the ‘bid’ and ‘ask’ price;

•	a toll-free telephone number for inquiries on disciplinary actions;

•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation.
Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:
•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.
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
As reported by the OTC Bulletin Board, the range of bid prices in our common stock over the fiscal years ended December 31, 2007, 2006 and 2005 (which are not necessarily representative of actual transactions) is set forth below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2007		2006		2005

Three Months Ended	High	Low	High	Low	High	Low
March 31	.50	.19	.34	.32	1.00	.13

June 30	.30	.17	.32	.25	.75	.30

September 30	.25	.16	.32	.16	.65	.36

December 31	.16	.08	.32	.18	.60	.26

The Company uses all available funds for working capital purposes and has never paid a dividend. It does not anticipate paying dividends in the future. As of March 14, 2008, the number of record holders of our common stock was 431.
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
Transfer Agent
The Company’s transfer agent is Bank of New York Mellon Corporation, 210 University Boulevard, Suite 200, Denver, CO 80206.
ITEM 6. SELECTED FINANCIAL DATA

DESCRIPTION	2007	2006	2005	2004	2003
Management revenue – related parties	$1,004,976	1,063,465	947,758	832,711	561,529
Net loss	$(1,729,132)	(2,489,509)	(2,198,179)	(2,739,813)	(2,714,967)
Basic loss per common share	$(.03)	(.05)	(.05)	(.08)	(.09)
Weighted average number of shares outstanding	59,688,881	49,017,648	40,688,881	35,855,920	30,916,154
Total assets	$949,921	3,028,827	117,487	879,922	1,485,696
Total stockholders’ (deficit) or equity	$(716,926)	1,012,206	(2,527,984)	(329,805)	323,043

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of information that will enhance an understanding of this data.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. You can identify these statements by words such as ‘may,’ ‘will,’ ‘expect,’ ‘anticipate,’ ‘estimate,’ ‘continue’ or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by Oceanic in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected costs of litigation, the volatility and level of oil and natural gas prices, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, environmental matters, the potential impact of government regulations, fluctuations in the economic environment and other such matters, many of which are beyond our control. You are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.
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
On April 2, 2003, Cordillera sold 546,089 shares of Oceanic stock to NWO Resources, Inc. (NWO). This sale of stock increased NWO’s ownership to 25,475,489 shares of Oceanic stock, resulting in 82.4% of total ownership in Oceanic at that time. Because NWO owns more than 80% of Oceanic stock, Oceanic became includable in NWO’s consolidated tax return. NWO maintains tax-sharing agreements with the same provisions applicable to all subsidiaries included in NWO’s consolidated return.
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
Because it cannot be accurately determined when or if Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the years ended December 31, 2007, 2006 and 2005.
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” The Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not that it will be sustained upon examination. FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. Oceanic recorded a valuation allowance for all deferred tax assets as of December 31, 2007 to be adjusted if the deferred tax assets realization is more likely than not. The Company believes that the adoption of FIN 48 did not have any material impact on the Company’s financial position.
FASB Staff Position (FSP) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” was issued by the FASB in May 2007. FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required adoption upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not have a material effect on the consolidated financial statements.
In September 2007, the FASB issued Statement of Financial Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Under FASB 157, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” If fair value is not directly observable, SFAS 157 permits a measurement of fair value based on unobservable inputs or the entity’s best estimate of what market participants would pay for the assets under review or required to be paid if a liability were transferred. The FASB intends to clarify the extent to which an entity’s own assumptions should affect measurements of a liability’s fair value and when/if adjustments to such assumptions may be required. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Oceanic’s management is currently assessing the impact that SFAS 157 will have on the consolidated financial statements, but anticipate that it will be immaterial.
Other accounting standards that have been recently issued by the FASB or other standards-setting bodies do not apply to the Company’s operations or financial statements. Other accounting standards proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
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
Cash Flow
Cash used in operating activities during the years ended December 31, 2007, 2006 and 2005 was $2,068,237, $1,713,877 and $2,104,483, respectively. Ongoing litigation expenses have been substantial. During the years ended December 31, 2007 and 2006, respectively, Oceanic paid expenses of $813,307 and $1,142,450 related to commercial opportunities in the Timor Gap area and litigation expenses. In 2005, these same expenses totaled $1,883,375. These expenses are included in exploration expenses. These costs continued to be high in 2007 because of ongoing research. Litigation costs attributable to the United States lawsuit will continue to be charged to exploration expenses in 2008. It is expected that the litigation expenses and cash requirements will increase in 2008 in anticipation of certain judicial decisions.
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

Oceanic had a positive working capital of $109,033 at December 31, 2007, including $912,672 in cash and short-term investments. This compares with a positive working capital at December 31, 2006 of $1,798,951 and a negative working capital of ($1,860,662) at December 31, 2005. The decrease in working capital of $1,689,918 from 2006 to 2007 resulted, in part, from payment of $813,307 of expenses specifically related to the East Timor lawsuit plus general office expenses. The net change in working capital of $3,659,613 from 2005 to 2006 resulted from an infusion of cash from the 2006 rights offering of $6,029,699 reduced by the net payment of the line of credit from NWO Resources of $1,392,177, payment of $1,883,375 of expenses specifically related to the East Timor lawsuit plus general office expenses.
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
On March 7, 2007, the Company established a new line of credit with NWO, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing was extended to March 31, 2009. As of March 14, 2008, the Company had not borrowed any funds under this line of credit.
At the projected level of cash expenditures, the Company may need sources of additional funding in 2008. The Company believes that the cash on hand at December 31, 2007, plus cash generated from 2008 revenues and the proceeds from this line of credit will be sufficient to fund operations beyond December 31, 2008. The Company is also evaluating other potential financing sources for long-term capital, but at this time, has no firm commitments for the provision of long-term capital. The status of Oceanic’s current litigation may substantially affect our need for and ability to raise capital.
Revenue
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
Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense. This charge is calculated annually and adjusted at year-end. All expenses are billed at cost. The purpose of the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved. Together, these management services provided virtually all of Oceanic’s total revenue for the years ended December 31, 2007, 2006 and 2005.
Management Fee Revenue

	2007		2006		2005
San Miguel Valley Corporation	$555,760	55%	$591,720	56%	$427,440	45%
Cordillera Corporation	413,400	41%	438,060	41%	473,640	50%
Harvard International Resources, Ltd.	35,816	4%	33,685	3%	46,678	5%

Total management fee revenue	$1,004,976		$1,063,465		$947,758

Revenue earned from management fees decreased by $58,489 from 2006 to 2007. The revenue from San Miguel decreased approximately $2,998 per month during 2007 because of decreased management and legal time requirements. The monthly management fee from Cordillera also decreased in 2007 by approximately $2,055 per month because less management time was required by Cordillera’s activities. The overall 2007 management fees were reduced by the retirement of Charles N. Haas, the Company’s former president, who spent substantial time on Cordillera and San Miguel matters. The consulting revenue from HIRL remained the same at $2,500 per month, with a slight increase in actual research and bills being charged to HIRL by Petrotimor. Management fees increased by $115,707 or 12% from 2005 to 2006 because of legal time requirements for San Miguel.

Because the level of service is dependent upon the needs of each company and available employees, it is normal to see fluctuations from year to year. The Company’s Chairman of the Board and Chief Executive Officer is affiliated with each of these corporations. See Item 13 ‘Certain Relationships and Related Transactions.’ Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense.
Results of Operations
The decrease in management fees revenue of $58,489 for the year ended December 31, 2007 compared to the year ended December 31, 2006 was mostly due to the decrease in monthly fees of $2,998 from San Miguel and a decrease in monthly fees from Cordillera of $2,055. The 2006 increase in management fee revenue of $115,707 was a result of an increase in monthly fees of $13,690 from San Miguel, offset by a decrease in monthly fees of $2,965 for Cordillera.
Total costs and expenses for the year ended December 31, 2007 decreased $607,022 or 18% in total compared to costs and expenses for the year ended December 31, 2006. Ongoing litigation expenses, charged to exploration expense, totaled $1,100,877 during the year ended December 31, 2007. This compares to $1,793,515 during the year ended December 31, 2006. This was a decrease of $692,628 or 39% due to a pause in activity while the parties await certain judicial decisions.
In comparison, total costs and expenses for the year ended December 31, 2006 increased by $294,588 or 9% in total when compared to the year ended December 31, 2005. Ongoing litigation expenses, charged to exploration expense, increased by $315,165 in 2006 when to compared to the same period in 2005. This increase was because of higher litigation expenses due to pre-trial discovery. It is expected that the litigation expenses will increase in 2008 in anticipation of certain judicial decisions.
Amortization and depreciation for the year ended December 31, 2007 increased by $826 from 2006 by the purchase of new office furniture and fixtures, including office furniture and two desktop computers. There was almost no change in depreciation expense between 2005 and 2006.
Total general and administrative costs for the year ended December 31, 2007 increased by $105,808 or 7%, from the year ended December 31, 2006. All of Mr. Duncan’s compensation, payable to General Atomics, a related company, is charged to general and administrative costs. A majority of Mr. Haas’ compensation was charged as a cost of providing management services. This increased 2007 general and administrative costs by approximately $45,000 over 2006 amounts. Other salaries, benefits and taxes increased by approximately $32,903 or 2.4%, as a result of general increases. Contract services increased in 2007 by approximately $7,100 from 2006, primarily because of increased consulting fees in documentation and testing required by the Sarbanes Oxley legislation. Directors’ fees increased in 2007 by $5,232 because of the addition of one paid director, effective March 1, 2007. Travel expenses increased by approximately $6,100 from officers’ and directors’ trips to Colorado and California.
Total general and administrative costs for the year ended December 31, 2006 decreased from the same time period in 2005 by a small amount of $20,585, or 1.3%. Salaries, benefits and taxes increased by approximately $55,551 or 3%, as a result of general increases. This was offset by a reduction in legal fees of approximately $31,231 due to the successful defense against a lawsuit by a former employee in 2005. 2006 contract services decreased by $10,161 from the same time period in 2005 due to cost savings on IT system maintenance and decrease in costs of 2006 Sarbanes-Oxley testing. Office rent also decreased by $1,071 per month from 2005 to 2006, or $10,396 between the two years.
Other income and expense for the year changed from net expense of $107,709 for 2006 to net income of $104,135 for 2007. Interest income increased by $19,934 during 2007 because the Company had more available cash invested, remaining from the 2006 rights offering. Interest expense and finance costs decreased by approximately $102,000 because the line of credit payable to NWO Resources, Inc. was paid in full in July 2006. The change in the United Kingdom taxes payable includes $26,089 of accrued interest off-set by a non-cash gain of $15,400 resulting from the dollar increasing slightly in value when compared to the British pound. Other non-cash foreign currency losses of approximately $42,100 for 2007 were a result of the dollar losing value when compared to the Euro and Australian dollar at the same time in 2006.
Other income and expense for the year ended December 31, 2006 changed from net income of $4,740 for 2005 to total expense of $107,709 for 2006. Interest income increased by $66,632 during 2006 from 2005, because the Company had more available cash in 2006 to invest as a result of the rights offering. Interest expense and finance costs increased by approximately $66,221 because of the interest paid on the note payable to NWO Resources, Inc. in 2006. The foreign currency transactions resulted in a net loss of $66,192 for 2006, compared to foreign currency gains of $52,668 for the year ended December 31, 2005. These were mostly non-cash loses as the U.S. dollar decreased in value in 2006 when compared to the Australian dollar and the British pound.
At December 31, 2007, the Company had a negative balance in stockholders’ equity of $716,926 resulting from the 2007 net loss of $1,729,132. This compared to the positive value in stockholders’ equity of $1,012,206 at December 31, 2006. As of December 31, 2007, the Company’s liabilities exceeded the book value of its assets, net of allowances and reserves, by that amount. Negative equity in 2007 resulted from funds which were used for the litigation relating to the Timor Gap. These are expenses and do not create assets with book value. The deficit in stockholders’ equity can be expected to continue to the extent that future litigation costs are financed through the NWO line of credit or other debt instruments.
At December 31, 2006, the Company’s positive increase in stockholders’ equity resulted from the sale of stock and additional paid in capital from the rights offering. This compared to a negative value in stockholders’ equity of $2,527,984 at December 31, 2005.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for OCEANIC EXPLORATION COMPANY
INDEX TO FINANCIAL STATEMENTS

Page
Report of Management	32

Assessment of Internal Control Over Financial Reporting	32

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	19

Consolidated Balance Sheets at December 31, 2007 and 2006	20

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	21

Consolidated Statements of Changes in Common Stockholders’ (Deficit) Equity for the years ended December 31, 2007, 2006 and 2005	22

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	23

Notes to Consolidated Financial Statements	24

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(With Report of Independent Registered Public Accounting Firm Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Oceanic Exploration Company and Subsidiaries
We have audited the accompanying consolidated balance sheets of Oceanic Exploration Company (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oceanic Exploration Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
Grant Thornton LLP
Cleveland, Ohio
March 14, 2008

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
ASSETS
Cash, unrestricted	$912,672	$2,985,985
Due from affiliates	10,457	14,674
Prepaid expenses and other	7,485	8,485

Total current assets	930,614	3,009,144

Oil and gas property interests (note 7)	—	—

Furniture, fixtures and equipment	64,249	59,173
Less accumulated depreciation	(44,942)	(39,490)

	19,307	19,683

Total assets	$949,921	$3,028,827

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$32,915	$436,487
Accrued expenses	496,609	491,381
Accrued expenses – security for legal costs (note 4)	292,057	282,325
NWO Resources, Inc. notes payable, including accrued interest (note 2 and 6)	—	—

Total current liabilities	821,581	1,210,193

United Kingdom taxes payable, including accrued interest	835,347	793,859
Other non-current liabilities	9,919	12,569

Total non-current liabilities	845,266	806,428

Commitments and contingencies (notes 2, 4, 5 and 10)	—	—

Total liabilities	1,666,847	2,016,621

Stockholders’ (deficit) equity (note 3)
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—

Common stock, $.0625 par value. Authorized 100,000,000 shares; 59,688,881 shares issued and outstanding	3,730,555	3,730,555

Capital in excess of par value	8,165,609	8,165,609
Retained deficit	(12,613,090)	(10,883,958)

Total stockholders’ (deficit) equity	(716,926)	1,012,206

Total liabilities and stockholders’ (deficit) equity	$949,921	$3,028,827

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenue:
Management revenue – related parties	$1,004,976	$1,063,465	$947,758

Costs and expenses:
Exploration expenses (notes 4 and 7)	1,125,575	1,839,231	1,524,066
Amortization and depreciation	5,452	4,626	4,618
General and administrative	1,707,216	1,601,408	1,621,993

	2,838,243	3,445,265	3,150,677

Operating loss	(1,833,267)	(2,381,800)	(2,202,919)

Other income (expense):
Interest income and realized gains	105,047	85,113	18,481
Interest expense and financing costs	(27,595)	(126,630)	(66,409)
Foreign currency gains (losses)	26,683	(66,192)	52,668

	104,135	(107,709)	4,740

Loss before income taxes	(1,729,132)	(2,489,509)	(2,198,179)

Income tax expense (note 5 and 7)	—	—	—

Net loss	$(1,729,132)	$(2,489,509)	$(2,198,179)

Basic and diluted loss per common share	(.03)	(.05)	(.05)

Weighted average number of common shares outstanding	59,688,881	49,017,648	40,688,881
See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ (Deficit) Equity
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Common stock:
Balance, beginning of year	$3,730,555	$2,543,055	$2,543,055
Common stock issued in connection with rights offering (note 3)	—	1,187,500	—

Balance, end of year	$3,730,555	$3,730,555	$2,543,055

Capital in excess of par value:
Balance, beginning of year	$8,165,609	$3,323,410	$3,323,410
Additional paid in capital from rights offering, net of related costs (note 3)	—	4,842,199	—

Balance, end of year	$8,165,609	$8,165,609	$3,323,410

Retained deficit:
Balance, beginning of year	$(10,883,958)	$(8,394,449)	$(6,196,270)
Net loss	(1,729,132)	(2,489,509)	(2,198,179)

Balance, end of year	$(12,613,090)	$(10,883,958)	$(8,394,449)

Total stockholders’ (deficit) equity	$(716,926)	$1,012,206	$(2,527,984)

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(1,729,132)	$(2,489,509)	$(2,198,179)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	5,452	4,626	4,618
Loss on disposal of assets	—	4,659	—
Changes in operating assets and liabilities
Decrease in due from affiliates	4,217	4,020	44,511
Decrease (increase) in prepaid expenses and other assets	1,000	(1,000)	1,000
(Decrease) increase in accounts payable	(403,572)	344,354	(75,727)
Increase in accrued expenses	5,228	282,252	13,680
Increase in security for legal costs	9,732	9,217	165,090
Increase (decrease) in United Kingdom taxes payable, including accrued interest payable	41,488	118,993	(55,620)
(Decrease) increase in other noncurrent liabilities	(2,650)	8,511	(3,856)

Net cash used in operating activities	$(2,068,237)	$(1,713,877)	$(2,104,483)

Cash used in investing activities:
Use of short-term investments	—	—	409,576
Purchase of fixed assets	(5,076)	(17,366)	—

Net cash (used in) provided by investing activities	(5,076)	(17,366)	409,576

Cash flows from financing activities
Increase in NWO Resources, Inc. note payable including accrued interest payable	—	1,177,279	1,392,177
Payment of note payable to NWO Resources, Inc. including accrued interest payable	—	(2,569,456)	—
Proceeds from rights offering , net	—	6,029,699	—

Net cash provided by financing activities	—	4,637,522	1,392,177

Net increase (decrease) in cash	(2,073,313)	2,906,279	(302,730)

Cash, unrestricted at beginning of period	2,985,985	79,706	382,436

Cash, unrestricted at end of period	$912,672	$2,985,985	$79,706

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(1)	Accounting Policies
(a)	General

Oceanic Exploration Company (Oceanic) was incorporated as a Delaware corporation in December 1968. With our subsidiaries, Oceanic International Properties Company (OIPC) and Petrotimor Companhia de Petróleos, S.A. (Petrotimor) collectively ‘the Company,’ the Company has historically engaged in the business of acquiring oil and gas concessions covering large blocks of acreage in selected locations around the world. The term ‘concession’ means exploration, development and production rights with respect to a specific area. Rights may be created by agreement with a government, governmental agency or corporation. After the Company buys those rights, the Company conducts exploration activities on that property, including seismic and other geophysical evaluation and exploratory drilling where appropriate. The Company did not conduct any exploration activities and it did not receive any revenue from oil and gas properties in 2007, 2006 and 2005. Oceanic is actively pursuing legal claims arising from the disputed oil and gas concession the Company has to acreage in the Timor Gap between East Timor and Australia.

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
Together, these management services provided substantially all of the Company’s total revenue in 2007, 2006 and 2005.

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

On April 2, 2003, Cordillera sold 546,089 shares of Oceanic stock to NWO Resources, Inc. (NWO). This sale of stock increased NWO’s ownership to 25,472,489 shares of Oceanic stock, resulting in 82.4% of total ownership in Oceanic at that time. Because NWO owns more than 80% of Oceanic stock, Oceanic became includable in NWO’s consolidated tax return. NWO maintains tax-sharing agreements with the same provisions applicable to all subsidiaries included in NWO’s consolidated return.

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

Because it cannot be accurately determined when Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the years ended December 31, 2007, 2006 and 2005.

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

The Company recognizes revenues from oil and gas interests as such revenues are earned, pursuant to contracts that provide for such interests. The Company recognizes management service revenues pursuant to contracts under which it provides management services to related parties. Management service revenues are recognized as such revenues are earned, in accordance with the related contracts. Such contracts generally provide for a monthly fee, which is charged for the work performed. The fee is calculated annually and adjusted at year-end.

(h)	Furniture, Fixtures and Equipment

Depreciation of furniture, fixtures and equipment is provided primarily using the straight-line method over the useful lives of the assets. Computers and computer equipment are depreciated over five years; office equipment is depreciated over five years and office furniture over seven years. The cost of maintenance and repairs, which are not significant improvements, are expensed when incurred. There were no dispositions of furniture, fixtures or equipment in 2007.

The Company has adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In 2007, 2006 and 2005, no events or circumstances occurred that resulted in an impairment charge or warranted a revision of the remaining useful lives of any of these assets.

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

Oceanic is not currently conducting any oil and gas exploration or production activities. The Company did not receive any revenue from oil and gas properties in 2007, 2006 and 2005. Other than the potential recovery of damages from the Timor Gap concession, the Company is currently not conducting any activities that would result in material oil and gas revenue in 2008.

(k)	Foreign Currency Transactions

Adjustments resulting from the process of translating foreign functional currency financial detail into U.S. dollars are included in current (losses)/earnings.

(l)	New Accounting Pronouncements

In September 2007, the FASB issued Statement of Financial Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Under FASB 157, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” If fair value is not directly observable, FAS 157 permits a measurement of fair value based on unobservable inputs or the entity’s best estimate of what market participants would pay for the assets under review or required to be paid if a liability were transferred. The FASB intends to clarify the extent to which an entity’s own assumptions should affect measurements of a liability’s fair value and when/if adjustments to such assumptions may be required. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Oceanic’s management is currently assessing the impact that SFAS 157 will have on the consolidated financial statements, but anticipate that it will be immaterial.

Other accounting standards that have been recently issued by the FASB or other standards-setting bodies do not apply to the Company’s operations or financial statements. Other accounting standards proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
(2) Cash Requirements
Oceanic had a positive working capital of $109,033 at December 31, 2007, including $912,672 in cash and short-term investments. This is a decrease in positive working capital from the balance at December 31, 2006 of $1,798,951. The decrease in working capital of ($1,689,918) resulted, in part, from payment of $813,307 for litigation expenses plus general office charges. This compares with negative working capital at December 31, 2005 of $1,860,662. Negative working capital occurs when current liabilities exceed current assets. This positive change in working capital between 2005 and 2006 was due to the $6,029,699 of net cash received from the rights offering completed in the summer of 2006.
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
On March 7, 2007, the Company established a new line of credit with NWO, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing was extended to March 31, 2009. As of March 14, 2008, the Company had not borrowed any funds under this line of credit.

At the projected level of cash expenditures, the Company may need sources of additional funding during 2008. The Company believes that together with cash on hand at December 31, 2007, plus cash generated from 2008 revenues and additional funding available from NWO, the proceeds from this line of credit will be sufficient to fund operations beyond December 31, 2008. The Company is also evaluating other potential financing sources for long-term capital. At this time, the Company has no firm commitments for the provision of long-term capital. The status of Oceanic’s current litigation may substantially affect our need for and ability to raise capital.
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
Commercial Opportunity in East Timor. Oceanic submitted an application for an Expansion of Seabed Concession to the transitional government of East Timor in October 2001 requesting that Petrotimor’s 1974 concession area be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. The Company believes that, under international law, East Timor is entitled to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations Convention on the Law of the Sea. Oceanic believes that by so doing, East Timor could acquire jurisdiction over hydrocarbon reserves containing approximately 12 trillion cubic feet of natural gas and associated condensate.
Neither the transitional government, nor any subsequent East Timor government, has recognized Petrotimor’s concession in East Timor. The Company has never received any formal response acknowledging the application for any Expansion of Seabed Concession. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a “senior East Timor government official” stating that the government does not recognize this concession. Oceanic has not been officially advised of the status of the application or if the new East

Timor government is even considering it. A formal response may never be issued, or the Company could receive an unfavorable response. Unless there is a change in the current government in East Timor, it is unlikely that the Company will pursue the application further.
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
On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the ConocoPhillips Petroleum companies operating within the Timor Gap area. Oceanic and Petrotimor claimed that the Timor Gap Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons. In 2003, the Federal Court of Australia issued decisions adverse to the Company, ruling that it lacked the jurisdiction to hear the claims made by Oceanic and Petrotimor. The Company’s appeal of those decisions was discontinued on February 6, 2004 when the Company determined that the most appropriate venue, under the circumstances, would be in the United States.
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The National Australia Bank Ltd. in Sydney, Australia provided the necessary guarantees. As of December 31, 2007, the Company had $365,491 ($416,879 in Australian dollars) on deposit with the Bank as collateral for the Guarantees. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. Accordingly, this balance has been fully reserved against those legal charges. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the courts. The Company estimates that the amount should not exceed $657,548 ($750,000 Australian dollars). Accordingly, the Company has reserved an additional amount of $292,057 to cover the estimated full liability.
Pending Litigation. On March 1, 2004, Oceanic and Petrotimor filed a complaint in the United States District Court for the District of Columbia (DC Federal Court). Oceanic and Petrotimor, as plaintiffs, brought this action to redress the harm caused by the defendants’ (collectively including ConocoPhillips, Inc. and designated subsidiaries, the Timor Sea Designated Authority for the Joint Petroleum Development Area, the Timor Gap Joint Authority for the Zone of Cooperation, PT Pertamina and BP Migas) theft, misappropriation and conversion of oil and gas resources within our 14.8 million-acre Timor Gap concession.
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
The Company filed a Second Amended Complaint (Complaint) with the DC Federal Court on March 1, 2005. The defendants filed motions to dismiss with the DC Federal Court on March 28, 2005.
On September 21, 2006, the DC Federal Court issued an Order and Memorandum Opinion deciding these motions. The DC Federal Court denied the motions of defendants ConocoPhillips, Inc. and ConocoPhillips Company (ConocoPhillips) with respect to Oceanic’s claims under RICO, the Robinson-Patman Act and under common law theories of intentional interference with prospective economic advantage and unfair competition. Since the DC Federal Court found that Oceanic had stated legally cognizable claims against ConocoPhillips, these two defendants were ordered and did file an answer to the Second Amended Complaint on October 10, 2006. The other defendants and claims were dismissed. The two defendants filed a motion for reconsideration or in the alternative to certify the Order and Memorandum Opinion for interlocutory appeal. On November 17, 2006, the DC Federal Court denied the defendants’ motions for reconsideration and interlocutory appeal. On February 5, 2007, the DC Federal Court granted the defendants’ motion to transfer the case to the United States District Court for the Southern District of Texas (Texas Federal Court).

On April 5, 2007, a hearing was held before a judge in the Texas Federal Court. In advance of said hearing, ConocoPhillips filed a motion for a stay of discovery and a motion for a judgment on the pleadings. Based on the judge’s statements at the hearing, discovery awaits his decision on the ConocoPhillips’ motion for judgment on the pleadings. The Texas Federal Court has yet to rule on that motion. In connection with the transfer of the litigation to Houston, Oceanic retained Texas-based counsel.
The Company anticipates that the defendants will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. The Company understands that pursuing this lawsuit to its fullest extent in 2008 could take substantial time by Company personnel, and the Company could incur substantial expense. Additional resources may be required in connection with this litigation. The Company believes that the financial opportunity justifies this substantial commitment of time and expense.
(5) Income Taxes
Income tax benefit (expense) consists of the following:

	2007	2006	2005
Current:
U.S. federal	$—	$—	$—
U.S. state	—	—	—
Total current income tax expense	—	—	—
Deferred:
U.S. federal	587,168	845,970	747,381
Increase in valuation allowance	(587,168)	(845,970)	(747,381)
Total deferred income tax expense	—	—	—

Total income tax expense	$—	$—	$—

The reconciliation between tax expense computed by multiplying pretax income by the U.S. federal statutory rate of 34% and the reported amount of income tax benefit (expense) is as follows:

	2007	2006	2005
Computed at the U.S. statutory rate	$586,432	$845,591	$746,867
Increase in the valuation allowance	(587,168)	(845,970)	(747,381)
Foreign exploration expenses not deducted for tax purposes	—	—	—
Adjustment of taxes provided in prior years and other, net	(736)	(379)	(514)
Income tax benefit (expense)	$—	$—	$—

At December 31, 2007, 2006 and 2005, significant components of deferred tax assets and liabilities (excluding foreign tax credits) are as follows:

	2007	2006	2005
Deferred tax assets (liabilities), net:
Net operating loss carryforwards	$1,075,405	$776,006	$642,100
Legal and consulting expenses capitalized for tax purposes	2,460,131	2,085,829	1,476,034
Oil and gas properties, principally due to differences in depreciation and depletion and impairment	152,511	152,511	152,511
Reserve for Australian litigation expenses	99,299	95,990	92,857
Other	43,488	133,290	34,154
Total	3,830,834	3,243,626	2,397,656

Valuation allowance	(3,830,834)	(3,243,626)	(2,397,656)
Net deferred taxes	$0	$0	$0

The deferred tax assets at December 31, 2007 for which a valuation allowance has been recorded, will be recognized when their realization is more likely than not. The Company’s available net operating loss carryforwards expire in 2023 and 2024.
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” Previously, the Company had accounted for contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is ‘more-likely-than-not’ that it will be sustained upon examination. For tax positions meeting the ‘more-likely-than-not’ threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. At the adoption date, the Company applied FIN 48 to all positions for which the statute of limitations remained open. Oceanic recorded a valuation allowance for all deferred tax assets as of December 31, 2007, to be adjusted if the deferred tax assets realization is more likely than not. The Company believes that the adoption of FIN 48 did not have any material impact on the Company’s financial position. See Note 10 with respect to a United Kingdom (UK) tax matter for which the Company recorded a liability in a prior year for the estimated total amount of such contingent liability, pursuant to Statement of Financial Accounting Standards No. 5. The only activity with respect to this matter in 2007 was the recording of estimated interest expense of $26,089, and adjusting the principal and accrued interest balances for effects of the foreign currency adjustment.
It is the Company’s policy to recognize interest related to uncertain tax positions as interest expense, and any penalties related to uncertain tax positions as general and administrative expenses.
The Company is subject to U.S. federal income taxes and income taxes in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2004.
(6) Related Party Transactions
Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel, a real estate company. Oceanic also provides management, professional and administrative services to Cordillera, a holding company. Oceanic’s management is responsible for the day-to-day management of real estate and other activities of Cordillera. Oceanic’s subsidiary, Petrotimor, provides exploration and consulting services to Harvard International Resources, Ltd. (HIRL), a related company. These contracts have no contractual termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring sixty days termination notice. Our Chairman of the Board of Directors and Chief Executive Officer is affiliated with each of these corporations.
Management Fee Revenue

	2007		2006		2005
San Miguel Valley Corporation	$555,760	55%	$591,720	56%	$427,440	45%
Cordillera Corporation	413,400	41%	438,060	41%	473,640	50%
Harvard International Resources, Ltd.	35,816	4%	33,685	3%	46,678	5%

Total management fee revenue	$1,004,976		$1,063,465		$947,758

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense. This charge is calculated annually and adjusted at year-end. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These expenses totaled $5,816 for 2007, $3,685 for 2006 and $16,678 for 2005. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Effective June 30, 2007, the Company entered into a Services Agreement with General Atomics (GA), a company controlled by James N. Blue. This Agreement specifies that Oceanic will pay GA for the services of Stephen M. Duncan to serve as President of the Company at a fixed rate of $7,500 per month. The Agreement has no contractual termination date, but can be terminated with 30 days notice by either party. The Company recorded expense of $45,000 in 2007 for payments made to GA for Stephen M. Duncan’s services.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a Services Agreement with Cordillera. This contract, as amended, stated that Oceanic will compensate and reimburse Cordillera for Karsten Blue’s services at the rate of $1,467 per week, not to exceed $76,260 per year, and for any reasonable out-of-pocket business expenses incurred in connection with these activities. This contract ended on July 31, 2007 and was replaced with a new contract with GA. The new contract specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. The Company expensed $76,915 in 2007, $76,337 in 2006 and $71,731 in 2005 for Karsten Blue’s services.
Oceanic contributes amounts to a defined contribution pension plan and a 401(k) plan administered by Cordillera. The Company makes contributions to these plans in accordance with the plan documents. During the years ended December 31, 2007, 2006 and 2005, the Company recorded expense of $144,469, $138,617 and $136,013, respectively, under the plans.

Oceanic currently leases office space at 7800 East Dorado Place, Suite 250, Englewood, CO 80111 from Sorrento West Properties, Inc., a company indirectly owned and controlled by James N. Blue. The Company believes that, with respect to the lease, it obtained terms no less favorable than those that could have been obtained from unrelated parties in arms-length transactions. The lease was entered into on September 1, 2000 and has been extended to October 31, 2008. The lease was amended in January 2008 to extend the rentable square footage from 4,990 square feet to 5,191 square feet at an annual cost of $16.00 per square foot. The lease provides for additional rent to cover the tenant’s pro-rata share of insurance, taxes, common area maintenance and other charges. This maintenance charge is subject to change annually. Our facilities are adequate for our current needs.
Rent expense, including a prorated share of building operating expenses, for the years ended December 31, 2007, 2006 and 2005 was $81,703, $82,415 and $92,067, respectively. The existing lease ends on October 31, 2008 and the future rent payments to the end of the lease are $71,739.
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
On March 7, 2007, the Company established a new line of credit with NWO, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing was extended to March 31, 2009. As of December 31, 2007, the Company had not borrowed any funds under this line of credit.
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
Costs recorded as exploration expense are primarily related to litigation activities and the application to expand the East Timor concession (see note 4). For the years ended December 31, 2007, 2006 and 2005, Oceanic recorded exploration costs (primarily legal and consulting fees) as follows:

YEAR	AMOUNT
2005	$1,524,066
2006	1,839,231
2007	1,125,575
Total	$4,488,872

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

(9) Significant Customers
As of December 31, 2007, 2006 and 2005, Oceanic had accounts receivable only from related parties. Accordingly, there were no unrelated customers who were considered to be significant.
(10) Commitments and Contingencies
Prior to 1985, Oceanic had subsidiaries operating in the United Kingdom (UK). During 1985, the subsidiaries disposed of an interest in a license. Oceanic has been advised that there may be taxable capital gains resulting from the transaction. Review of UK tax law indicated that there does not appear to be a statute of limitations with respect to tax liability and collection of taxes. The Company has accrued the estimated capital gains tax liability and continues to accrue interest on that liability. Oceanic believes that the UK tax authorities are unlikely to collect any potential taxable UK capital gain tax in the U.S. The Company also has no plans on resuming future operations in the UK. Resuming operations in the UK could potentially result in an attempt to collect this potential tax liability by the UK tax authorities.
In addition, the Company may be involved from time to time in various claims and lawsuits incidental to its business. In the opinion of Oceanic’s management, no claims or lawsuits, not previously disclosed, exist at December 31, 2007 that will result in a material adverse effect on the financial position or operating results of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disputes or disagreements of any nature between the Company and its management and its public auditors with respect to any aspect of accounting or financial disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
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
Report of Management
Management prepared, and is responsible for, the consolidated financial statements and the other information appearing in this report. The consolidated financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In preparing its consolidated financial statements, the Company includes amounts that are based on estimates and judgments that management believes are reasonable under the circumstances. The Company’s financial statements have been audited by Grant Thornton LLP, an independent registered public accounting firm appointed by the Board of Directors. Management has made available to Grant Thornton LLP all of the Company’s financial records and related data, as well as the minutes of directors’ meetings.
Assessment of Internal Control Over Financial Reporting
Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Oceanic’s internal control system was designed to provide reasonable assurance to the Company’s management and directors regarding the reliability of financial reporting and the preparation of financial statements for the external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth the names and ages of the members of the Board of Directors and our executive officers, and sets forth the position with Oceanic held by each:

Name	Age	Position

James N. Blue	72	Director, Chairman of the Board and Chief Executive Officer
Stephen M. Duncan	66	Director and President
Charles N. Haas	70	Director
John L. Redmond	77	Director and Vice President, International Exploration
Gene E. Burke, M.D.	78	Director
Sidney H. Stires	78	Director
Janet A. Holle	55	Secretary/Vice President
Courtney Cowgill	54	Chief Financial Officer/Treasurer
Directors hold these positions until their respective successors are elected and qualified. The current directors, except for Dr. John L. Redmond and Stephen M. Duncan, were elected prior to 1982 and no meeting of the stockholders has been held since 1982. Dr. Redmond was appointed in 1994 by the remaining directors to fill a vacancy on the Board of Directors. Mr. Duncan was appointed on March 5, 2007 to fill a newly created Board position. There is no audit committee of the Board of Directors for 2007, so the entire Board of Directors is fulfilling that role. The Board of Directors is expecting to continue to act as the audit committee for 2008.
James N. Blue. Mr. Blue has been a director and officer since 1981. He has also been Chairman of the Board of Directors of General Atomic Technologies Corporation in San Diego, California, President and a director of NWO Resources, Inc. and Chairman of the Board of Directors and President of Cordillera for more than the last five years.
Stephen M. Duncan. Mr. Duncan was appointed as a director on March 5, 2007 and President of the Company on June 1, 2007. Mr. Duncan served as the Director of the Institute for Homeland Security Studies at the National Defense University in Washington, DC from April 2004 to February 2007. From January 2002 to April 2004, Mr. Duncan provided consulting services to the National Defense University on homeland security issues. Mr. Duncan is a member of the Bar of the United States Supreme Court, the States of Colorado and Virginia, the District of Columbia and several other federal courts. Mr. Duncan was recently appointed to the Board of General Atomic Technologies Corporation, a company controlled by James N. Blue.
Charles N. Haas. Mr. Haas has been a director since 1981 and was an officer from 1981 until retiring as President of the Company in May 2007. Mr. Haas has also been a director of Cordillera and was an officer for more than the last five years and served as Vice President until his retirement in May 2007. Mr. Haas has also been a director of San Miguel Valley Corporation for more than the last five years and served as President until his retirement in May 2007.
John L. Redmond. Dr. Redmond has been a director since 1994. He has been Vice President, International Exploration, since 1990.
Gene E. Burke, M.D. Dr. Burke has been a director since 1972. He has been a physician in sole practice in Houston, Texas for more than the last five years. Dr. Burke retired in 2005.

Sidney H. Stires. Mr. Stires has been a director since 1980. During that time Mr. Stires was the President of Stires & Co., Inc., an investment banking company in New York, NY. Mr. Stires retired in 2002.
Janet A. Holle. Ms. Holle has been an officer since 1987.
Courtney Cowgill. Ms. Cowgill joined Oceanic as Chief Financial Officer and Treasurer in May 2003. Ms. Cowgill has more than 25 years of accounting experience, including 3 years of experience as an auditor with a national accounting firm. She has served as Internal Audit Manager, Controller and CFO positions for the last 20 years. She served as the Executive Director of Program Management for Telecommunications Inc. /AT&T Broadband from 1996 to 2000, and was employed by the University of Colorado in Boulder from 2001to 2004. Ms. Cowgill holds an active CPA license in the State of Colorado.
Code of Ethics for Directors, Management and Employees
The Board of Directors adopted a Code of Ethics that applies to its directors, financial officers, all employees and significant consultants. The Code was filed as an exhibit to the 2003 Form 10-KSB.
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
ITEM 11. EXECUTIVE COMPENSATION
Oceanic has no employment contracts at this time. There are no equity or bonus compensation plans in place for directors, officers or employees. The Company had no outstanding equity awards at year-end. Oceanic has no compensation committee. Salaried officers, with the exception of Charles N. Haas, received a 3% salary increase in 2007. James N. Blue and Charles N. Haas or Stephen M. Duncan participated in all deliberations concerning executive officer compensation.

The following information summarizes compensation paid to James N. Blue, Chief Executive Officer, Stephen M. Duncan, President, Charles N. Haas, former President, Janet A. Holle, Vice President/Secretary and Courtney Cowgill, CFO/Treasurer.
SUMMARY COMPENSATION TABLE

				All Other
Name and Principal	Fiscal	Salary		Compensation		Total
Position	Year	($)		($)		($)
James N. Blue, Chairman of the Board and CEO	2007	60,000	[1]			60,000
	2006	60,000	[1]			60,000
	2005	60,000	[1]			60,000
Stephen M. Duncan, President	2007	47,000	[2]			47,000
Charles N. Haas, former President	2007	124,901	[3]	15,930	[5]	140,831
	2006	182,000	[3]	26,305	[5]	208,305
	2005	177,508	[3]	26,492	[5]	204,000
Janet A. Holle, Vice President/Secretary	2007	102,372	[4]	12,562	[5]	114,934
	2006	99,026	[4]	12,158	[5]	111,184
	2005	94,963	[4]	11,678	[5]	106,641
Courtney Cowgill, CFO/Treasurer	2007	131,896		17,788	[5]	149,684
	2006	128,460		17,368	[5]	145,828
	2005	122,477		16,457	[5]	138,934

[1]	Monthly officer’s fee of $5,000.

[2]	Includes four months of director fees from March to July 2007 totaling $2,000 and payments to General Atomics for six months of professional services totaling $45,000. Mr. Duncan is not an employee of the Company and is not included in the Cordillera and Affiliated Companies Money Purchase Plan and 401(k) Plan.

[3]	Includes salary from Jan 1 to May 31, 2007 when Mr. Haas retired as President of the Company plus $3,500 for seven months of director fees. A portion of the salary and other compensation paid to Mr. Haas has been reimbursed based on cost sharing arrangements with other companies. See Item 13 ‘Certain Relationships and Related Transactions-Management Agreements.’

[4]	A majority of the salary and other compensation paid to Ms. Holle has been reimbursed based on cost sharing arrangements with other companies. See Item 13 ‘Certain Relationships and Related Transactions-Management Agreements.’

[5]	Oceanic is a participant in the Cordillera and Affiliated Companies Money Purchase Pension Plan and 401(k) Plan, covering all qualified employees of Oceanic. The pension plan is a non-contributory defined contribution plan. Oceanic’s contributions to this plan are based on 6% of total compensation not exceeding the limit established annually for the Federal Insurance Contribution Act (FICA) and 11.7% of compensation in excess of this limit. Vesting begins after two years of service at a rate of 20% annually with full vesting subsequent to six years of service or upon retirement, death or permanent disability. The 401(k) plan provides for discretionary employee contribution of up to 12% of annual pre-tax earnings, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code. Oceanic is required to match contributions to the extent of 6% of annual employee compensation. An employee can participate in these plans the first full year of service after their start date.
Members of the Board of Directors who are not employees of Oceanic or any of its affiliates receive directors’ fees of $500 per month. Members of the Board of Directors who are employees do not receive directors’ fees. Mr. Blue receives a monthly fee of $5,000 for services as an officer of Oceanic.

The following summarizes compensation paid in 2007, 2006 and 2005 to directors who are not executive officers:
DIRECTORS’ COMPENSATION TABLE

		Directors	All Other
Name and Principal	Fiscal	Fees	Compensation	Total
Position	Year	($)	($)	($)
Dr. Gene Burke, Director	2007	6,000		6,000
	2006	6,000		6,000
	2005	6,000		6,000
Dr. Jack Redmond	2007	6,000	19,190	25,190
	2006	6,000	18,845	24,845
	2005	6,000	17,293	23,293
Mr. Sidney H Stires	2007	6,000		6,000
	2006	6,000		6,000
	2005	6,000		6,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
As of December 31, 2007, there were issued and outstanding 59,688,881 shares of common stock, which is Oceanic’s only outstanding class of voting securities. Holders of common stock are entitled to one vote per share on each matter upon which stockholders may be entitled to vote.
The following table sets forth information regarding shares of common stock beneficially owned as of March 14, 2008 by (i) each person known by us to beneficially own 5% or more of the outstanding common stock, (ii) by each director, (iii) by each person named in the summary compensation table and (iv) by all officers and directors as a group.

Names and Addresses of Officers,	Amount of	Nature of Beneficial	Percentage of
Directors and Principal Stockholders	Common Stock	Ownership	Class

NWO Resources, Inc.[1]	53,214,829	Shared voting and	89.2%
c/o Samuel C. Randazzo		investment power
21 E. State Street, Suite 1700 Columbus, OH 43215

Cordillera Corporation[1]	605	Shared voting and	Less than 1%
7800 E. Dorado Place, Suite 250		investment power
Englewood, CO 80111

James N. Blue[1,3]	None	[1]	N/A
7800 E. Dorado Place, Suite 250 Englewood, CO 80111

Charles N. Haas[2,3]	None	[2,3]	N/A
7800 E. Dorado Place, Suite 250 Englewood, CO 80111

Sidney H. Stires[3]	359,966	[4]	Less than 1%
7800 E. Dorado Place, Suite 250 Englewood, CO 80111

Names and Addresses of Officers,	Amount of	Nature of Beneficial	Percentage of
Directors and Principal Stockholders	Common Stock	Ownership	Class

Gene E. Burke, M.D.[3]	507	By spouse	N/A
7800 E. Dorado Place, Suite 250 Englewood, CO 80111

John L. Redmond[3]	None		N/A
7800 E. Dorado Place, Suite 250 Englewood, CO 80111

Stephen M. Duncan[3]	None		N/A
7800 E. Dorado Place, Suite 250 Englewood, CO 80111

All directors and officers as a group (8 persons)	360,473	[2,3,4]	Less than 1%

[1]	Mr. Blue is Chairman of the Board of Directors and President of Cordillera, the major stockholder of NWO Resources, Inc., which owns 84.2% of our stock. Through affiliates, Mr. Blue indirectly beneficially holds a majority of the common stock of Cordillera, which owns an additional .001% of Oceanic’s stock. Mr. Blue is Chairman of the Board of Directors and President of NWO Resources, Inc.

[2]	Mr. Haas is a director of Cordillera and San Miguel Valley Corporation.

[3]	Director of Oceanic.

[4]	Of these shares, 322,110 shares are owned by Mr. Stires’ wife’s trust. 15,031 shares are held by Mr. Stires as a UGMA custodian for his minor grandchildren and 22,825 shares are owned by Mr. Stires.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE
Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel Valley Corporation (San Miguel), a real estate company. Oceanic also provides management, professional and administrative services to Cordillera Corporation (Cordillera), a holding company. Oceanic’s management is responsible for the day-to-day management of real estate and other activities of Cordillera. Oceanic’s subsidiary, Petrotimor, provides exploration and consulting services to Harvard International Resources, Ltd. (HIRL), a related company. These contracts have no contractual termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring sixty days termination notice. Our Chairman of the Board of Directors and Chief Executive Officer is affiliated with each of these corporations.
Management Fee Revenue

	2007		2006		2005
San Miguel Valley Corporation	$555,760	55%	$591,720	56%	$427,440	45%
Cordillera Corporation	413,400	41%	438,060	41%	473,640	50%
Harvard International Resources, Ltd.	35,816	4%	33,685	3%	46,678	5%

Total management fee revenue	$1,004,976		$1,063,465		$947,758

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense. This charge is calculated annually and adjusted at year-end. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These expenses totaled $5,816 for 2007, $3,685 for 2006 and $16,678 for 2005. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Effective June 30, 2007, the Company entered into a Services Agreement with General Atomics (GA), a company controlled by James N. Blue. This Agreement specifies that Oceanic will pay GA for the services of Stephen M. Duncan to serve as President of the Company at a fixed rate of $7,500 per month. The Agreement has no contractual termination date, but can be terminated with 30 days notice by either party. The Company recorded expense of $45,000 in 2007 for payments made to GA for Stephen M. Duncan’s services.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a Services Agreement with Cordillera.

This contract, as amended, stated that Oceanic will compensate and reimburse Cordillera for Karsten Blue’s services at the rate of $1,467 per week, not to exceed $76,260 per year, and for any reasonable out-of-pocket business expenses incurred in connection with these activities. This contract ended on July 31, 2007 and was replaced with a new contract with GA. The new contract specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. The Company expensed $76,915 in 2007, $76,337 in 2006 and $71,731 in 2005 for Karsten Blue’s services.
Oceanic contributes amounts to a defined contribution pension plan and a 401(k) plan administered by Cordillera. The Company makes contributions to these plans in accordance with the plan documents. During the years ended December 31, 2007, 2006 and 2005, the Company recorded expense of $144,469, $138,617 and $136,013, respectively, under the plans.
Oceanic currently leases office space at 7800 East Dorado Place, Suite 250, Englewood, CO 80111 from Sorrento West Properties, Inc., a company indirectly owned and controlled by James N. Blue. The Company believes that, with respect to the lease, it obtained terms no less favorable than those that could have been obtained from unrelated parties in arms-length transactions. The lease was entered into on September 1, 2000 and has been extended to October 31, 2008. The lease was amended in January 2008 to extend the rentable square footage from 4,990 square feet to 5,191 square feet at an annual cost of $16.00 per square foot. The lease provides for additional rent to cover the tenant’s pro-rata share of insurance, taxes, common area maintenance and other charges. This maintenance charge is subject to change annually. Our facilities are adequate for our current needs.
Rent expense, including a prorated share of building operating expenses, for the years ended December 31, 2007, 2006 and 2005 was $81,703, $82,415 and $92,067, respectively. The existing lease ends on October 31, 2008 and the future rent payments to the end of the lease are $71,739.
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
On March 7, 2007, the Company established a new line of credit with NWO, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing was extended to March 31, 2009. As of March 14, 2008, the Company had not borrowed any funds under this line of credit.
General
The Company intends that all future affiliated transactions will be entered into with terms at least as favorable as could be obtained from unaffiliated independent third parties. Options, warrants or grants of stock will not be issued to officers, directors, employees, 5% shareholders or affiliates with an exercise price of less than 85% of the fair market value.
Tax Sharing Agreement
On April 2, 2003, Cordillera sold 546,089 shares of Oceanic stock to NWO Resources, Inc. (NWO). This sale of stock increased NWO’s ownership to 25,472,489 shares of Oceanic stock, resulting in 82.4% of total ownership in Oceanic at that time. Because NWO owns more than 80% of Oceanic stock, Oceanic became includable in NWO’s consolidated return. NWO maintains tax-sharing agreements with the same provisions applicable to all subsidiaries included in NWO’s consolidated return. Oceanic and NWO have now executed that same tax-sharing agreement.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered to Oceanic by Grant Thornton LLP for the years ended December 31, 2007 and 2006 were:

	2007	2006

Audit services	$46,000	$43,984
Audit related fees	0	0
Tax fees	0	7,861
All other fees	0	6,000

Total	$46,000	$57,845

Grant Thornton LLP billed or will bill Oceanic approximately $46,000, in the aggregate, for professional services rendered by Grant Thornton LLP for the audit of Oceanic’s annual financial statements for the fiscal year ended December 31, 2007, the reviews of the interim financial statements included in the Company’s Forms 10-QSB filed during the year ended December 31, 2007 and services provided for related quarterly filings with the SEC during 2007. The 2006 federal and state income tax returns were not prepared by Grant Thornton LLP, but were prepared in 2007 by a local Colorado CPA firm for $3,695.
ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits filed herewith are listed below and if not located in another previously filed registration statement or report, are attached to this registration statement at the pages set out below. The ‘Exhibit Number’ below refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit	Location
3.1	Certificate of Incorporation (including all amendments)	Exhibit 3 of the Report on Form 10-K for the year ended September 30, 1980 (SEC File No. 000-06540)
3.2	Bylaws (including all amendments)	Exhibit 3.1 of Form 8 (Amendment No. 1 to 10-K Report) dated June 1, 1982 (SEC File No. 000-06540)
3.3	Form of Amended and Restated Certificate of Incorporation	Exhibit 3.3 of Amendment No. 1 to Form SB-2 filed October 3, 2002
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.4 for the 10-QSB for quarter ended June 30, 2006
10.1	Memorandum of Agreement dated June 30, 1976 between Oceanic Exploration Company and Denison Mines Limited	Exhibit 9.2 of the report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.2	Letter Agreement dated July 28, 1976 amending Agreement of June 30, 1976	Exhibit 9.3 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.3	Amendment dated August 27, 1976 to Agreement of June 30, 1976	Exhibit 9.4 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.4	Management Agreement with Cordillera Corporation dated January 1, 2000	Exhibit 10.2 of the Report of Form 10-QSB for the quarter ended March 31, 2000
10.5	Management Agreement with San Miguel Valley Corporation dated January 1, 2000	Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended March 31, 2000
10.10	Office Building Lease with Sorrento West Properties, Inc. dated September 1, 2000	Exhibit 10 of the Report on Form 10-QSB for the quarter ended September 30, 2000
10.11	Amendment to Office Building Lease	Exhibit 10.11 of the Report on Form 10-KSB for the year ended December 31, 2005
10.14	Concession Contract between the Portuguese Government (by the Minister for Overseas) and Petrotimor Companhia de Petróleos, S.A. dated December 11, 1974	Exhibit 10.14 of Form SB-2 filed August 19, 2002
10.16	Farm-out Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.4 of the Report on Form 10-KSB for the year ended March 31, 1995

Exhibit Number	Name of Exhibit	Location
10.17	Letter Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.5 of the Report on Form 10-KSB for the year ended March 31, 1995
10.18	Letter of Indemnification with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.6 of the Report on Form 10-KSB for the year ended March 31, 1995
10.20	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan amended and restated as of January 1, 2001	Exhibit 10.20 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.21	Cordillera and Affiliated Companies Money Purchase Pension Plan amended and restated as of January 1, 2001	Exhibit 10.21 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.22	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.22 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.23	Cordillera and Affiliated Companies Money Purchase Pension Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.23 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.24	Services Agreement between Oceanic Exploration Company and Cordillera Corporation dated September 1, 2002	Exhibit 10.24 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.26	Consulting Agreement between Petrotimor Companhia de Petróleos, S.A. and Harvard International Resources, Ltd. dated October 1, 2003	Exhibit 10.26 of the report on Form 10-KSB for the year ended December 31, 2003.
10.27	Business Consultant Agreement between Petrotimor Companhia de Petróleos, S.A. and Dr. John L. Redmond dated October 1, 2003	Exhibit 10.27 of the report on Form 10-KSB for the year ended December 31, 2003.
10.28	Income Tax Accounting Agreement between NWO Resources and Oceanic Exploration Company dated October 1, 2003	Exhibit 10.28 of the report on Form 10-KSB for the year ended December 31, 2003.
10.32	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 7, 2007	Exhibit 10.32 of the report on Form 10-KSB for the year ended December 31, 2006.
10.33	Services Agreement Between Oceanic Exploration Company and General Atomics for Stephen M. Duncan	Exhibit 10.33 of the report on Form 10-QSB for the quarter ended June 30, 2007.
10.34	Services Agreement Between Oceanic Exploration Company and General Atomics for Karsten Blue	Exhibit 10.34 of the report on Form 10-QSB for the quarter ended June 30, 2007.
10.35	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated February 28, 2008
10.36	Amendment to Office Lease for Additional Square Footage
31.1	Section 302: Certification of President
31.2	Section 302: Certification of Chief Financial Officer
32	Section 906: Certification of President and Chief Financial Officer
99.1	Code of Ethics for Directors, Management and Employees	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.
99.2	Securities Trading Policy/Timely Reporting of Events	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANIC EXPLORATION COMPANY

By:	/s/ Stephen M. Duncan

Stephen M. Duncan, President

Dated:	March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

1. By the principal executive officer.

/s/ Stephen M. Duncan		March 17, 2008
Stephen M. Duncan	President and Director	Date

2. By the principal financial officer and principal accounting officer.

/s/ Courtney Cowgill		March 17, 2008
Courtney Cowgill	Treasurer and Chief Financial Officer	Date

3. By a majority of the Board of Directors.

/s/ James N. Blue		March 17, 2008
James N. Blue	Chairman of the Board of Directors and Chief Executive Officer	Date

/s/ Stephen M. Duncan		March 17, 2008
Stephen M. Duncan	President and Director	Date

/s/ Charles N. Haas		March 17, 2008
Charles N. Haas	Director	Date

/s/ John L. Redmond		March 17, 2008
John L. Redmond	Director and Vice President — International Exploration	Date

/s/ Sidney H. Stires		March 17, 2008
Sidney H. Stires	Director	Date

/s/ Gene E. Burke		March 17, 2008
Gene E. Burke, M.D.	Director	Date

Exhibit Index

Exhibit Number	Name of Exhibit	Location
3.1	Certificate of Incorporation (including all amendments)	Exhibit 3 of the Report on Form 10-K for the year ended September 30, 1980 (SEC File No. 000-06540)
3.2	Bylaws (including all amendments)	Exhibit 3.1 of Form 8 (Amendment No. 1 to 10-K Report) dated June 1, 1982 (SEC File No. 000-06540)
3.3	Form of Amended and Restated Certificate of Incorporation	Exhibit 3.3 of Amendment No. 1 to Form SB-2 filed October 3, 2002
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.4 for the 10-QSB for quarter ended June 30, 2006
10.1	Memorandum of Agreement dated June 30, 1976 between Oceanic Exploration Company and Denison Mines Limited	Exhibit 9.2 of the report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.2	Letter Agreement dated July 28, 1976 amending Agreement of June 30, 1976	Exhibit 9.3 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.3	Amendment dated August 27, 1976 to Agreement of June 30, 1976	Exhibit 9.4 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540)
10.4	Management Agreement with Cordillera Corporation dated January 1, 2000	Exhibit 10.2 of the Report of Form 10-QSB for the quarter ended March 31, 2000
10.5	Management Agreement with San Miguel Valley Corporation dated January 1, 2000	Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended March 31, 2000
10.10	Office Building Lease with Sorrento West Properties, Inc. dated September 1, 2000	Exhibit 10 of the Report on Form 10-QSB for the quarter ended September 30, 2000
10.11	Amendment to Office Building Lease	Exhibit 10.11 of the Report on Form 10-KSB for the year ended December 31, 2005
10.14	Concession Contract between the Portuguese Government (by the Minister for Overseas) and Petrotimor Companhia de Petróleos, S.A. dated December 11, 1974	Exhibit 10.14 of Form SB-2 filed August 19, 2002
10.16	Farm-out Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.4 of the Report on Form 10-KSB for the year ended March 31, 1995
10.17	Letter Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.5 of the Report on Form 10-KSB for the year ended March 31, 1995
10.18	Letter of Indemnification with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.6 of the Report on Form 10-KSB for the year ended March 31, 1995
10.20	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan amended and restated as of January 1, 2001	Exhibit 10.20 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.21	Cordillera and Affiliated Companies Money Purchase Pension Plan amended and restated as of January 1, 2001	Exhibit 10.21 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.22	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.22 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.23	Cordillera and Affiliated Companies Money Purchase Pension Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.23 of Amendment No. 1 to Form SB-2 filed October 3, 2002

Exhibit Number	Name of Exhibit	Location
10.24	Services Agreement between Oceanic Exploration Company and Cordillera Corporation dated September 1, 2002	Exhibit 10.24 of Amendment No. 1 to Form SB-2 filed October 3, 2002
10.26	Consulting Agreement between Petrotimor Companhia de Petróleos, S.A. and Harvard International Resources, Ltd. dated October 1, 2003	Exhibit 10.26 of the report on Form 10-KSB for the year ended December 31, 2003.
10.27	Business Consultant Agreement between Petrotimor Companhia de Petróleos, S.A. and Dr. John L. Redmond dated October 1, 2003	Exhibit 10.27 of the report on Form 10-KSB for the year ended December 31, 2003.
10.28	Income Tax Accounting Agreement between NWO Resources and Oceanic Exploration Company dated October 1, 2003	Exhibit 10.28 of the report on Form 10-KSB for the year ended December 31, 2003.
10.32	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 7, 2007	Exhibit 10.32 of the report on Form 10-KSB for the year ended December 31, 2006.
10.33	Services Agreement Between Oceanic Exploration Company and General Atomics for Stephen M. Duncan	Exhibit 10.33 of the report on Form 10-QSB for the quarter ended June 30, 2007.
10.34	Services Agreement Between Oceanic Exploration Company and General Atomics for Karsten Blue	Exhibit 10.34 of the report on Form 10-QSB for the quarter ended June 30, 2007.
10.35	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated February 28, 2008
10.36	Amendment to Office Lease for Additional Square Footage
31.1	Section 302: Certification of President
31.2	Section 302: Certification of Chief Financial Officer
32	Section 906: Certification of President and Chief Financial Officer
99.1	Code of Ethics for Directors, Management and Employees	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.
99.2	Securities Trading Policy/Timely Reporting of Events	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.