Form 10-Q
period 2008-03-31
OCEANIC EXPLORATION CO
filed 2008-05-13
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-08521
Oceanic Exploration Company
(Exact name of registrant as specified in its charter)

Delaware	84-0591071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7800 East Dorado Place, Suite 250
Englewood, CO 80111
(Address of principal executive offices)
Registrant’s telephone number, including area code: (303) 220-8330
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
The total number of shares of the registrant’s common stock outstanding as of May 13, 2008 was 59,688,881 shares.

PART 1 — FINANCIAL INFORMATION
OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash	$325,427	$912,672
Due from affiliates	10,465	10,457
Prepaid expenses and other	8,485	7,485

Total current assets	344,377	930,614

Oil and gas property interests (note 6)	—	—

Furniture, fixtures and equipment	73,390	64,249
Less accumulated depreciation	(46,164)	(44,942)

	27,226	19,307

Total assets	$371,603	$949,921

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$51,522	$32,915
Accrued expenses	510,126	496,609
Accrued expenses — security for legal costs (note 3)	298,987	292,057

Total current liabilities	860,635	821,581

United Kingdom taxes payable, including accrued interest (note 7)	840,924	835,347
Other non-current liabilities	9,206	9,919

Total non-current liabilities	850,130	845,266

Commitments and contingencies (notes 2, 3, 5 and 7)	—	—

Total liabilities	1,710,765	1,666,847

Stockholders’ (deficit)
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—

Common stock, $.0625 par value. Authorized 100,000,000 shares; 59,688,881 shares issued and outstanding	3,730,555	3,730,555

Capital in excess of par value	8,165,609	8,165,609
Accumulated deficit	(13,235,326)	(12,613,090)

Total stockholders’ (deficit)	(1,339,162)	(716,926)

Total liabilities and stockholders’ (deficit)	$371,603	$949,921

See accompanying notes to the condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Revenue:
Management revenue — related parties	$266,955	$228,540

Costs and expenses:
Exploration expenses (note 3)	432,319	499,616
Amortization and depreciation	1,222	1,445
General and administrative	484,391	435,401

	917,932	936,462

Operating loss	(650,977)	(707,922)

Other income (expense):
Interest income and realized gains	12,730	30,545
Interest expense and financing costs (note 4)	(6,832)	(6,786)
Foreign currency gains (losses)	22,843	6,616

	28,741	30,375

Loss before income taxes	(622,236)	(677,547)

Income tax expense (note 5)	—	—

Net loss	$(622,236)	$(677,547)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	59,688,881	59,688,881
See accompanying notes to the condensed consolidated financial statements

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(622,236)	$(677,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,222	1,445
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	(8)	10,110
(Increase) in prepaid expenses and other assets	(1,000)	—
Increase (decrease) in accounts payable	18,607	(368,411)
Increase in accrued expenses	13,517	111,783
Increase (decrease) in security for legal costs	6,930	5,551
Increase in United Kingdom taxes payable, including accrued interest payable	5,577	7,765
Decease in other non-current liabilities	(713)	(577)

Net cash used in operating activities	(578,104)	(909,881)

Cash used in investing activities:
Purchase of fixed assets	(9,141)	(3,714)

Net decrease in cash	(587,245)	(913,595)

Cash at beginning of period	912,672	2,985,985

Cash at end of period	$325,427	$2,072,390

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated balance sheet as of December 31, 2007 that has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although Oceanic Exploration Company (Oceanic or the Company) believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal recurring accruals have been made which are necessary for the fair presentation of the periods included. Interim results are not necessarily indicative of results for a full year. The information included herein should be read in conjunction with the financial statements and notes thereto included in the December 31, 2007 Form 10-K.
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
As of March 31, 2008 and December 31, 2007, Oceanic had accounts receivable only from related parties. Accordingly, there were no unrelated customers who were considered to be significant.
(2) PENDING LITIGATION
On March 1, 2004, Oceanic and Petrotimor filed a complaint in the United States District Court for the District of Columbia regarding their 14.8 million-acre Timor Gap concession. The defendants included ConocoPhillips, Inc. and designated subsidiaries, the Timor Sea Designated Authority for the Joint Petroleum Development Area, the Timor Gap Joint Authority for the Zone of Cooperation, PT Pertamina and BP Migas.
On February 5, 2007, the DC Federal Court granted the motion of the remaining defendants ConocoPhillips, Inc. and ConocoPhillips Company (ConocoPhillips) to transfer the case to the United States District Court for the Southern District of Texas (Texas Federal Court).
The defendants subsequently filed a motion for judgment on the pleadings. On April 16, 2008, the Texas Federal Court issued an Opinion on Dismissal and an Interlocutory Order providing that Oceanic take nothing from defendants. Since the April 16, 2008 Interlocutory Order was not final, Oceanic could not appeal it to an appellate court. Oceanic and the defendants jointly moved the Court to issue the Final Judgment. On April 22, 2008, the Texas Federal Court entered a Final Judgment dismissing the case. Oceanic is planning to appeal the Final Judgment to the United States Court of Appeals for the Fifth Circuit.
The Company anticipates that the defendants will oppose the Company's appeal and, if the appeal is successful, will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company's claims. The Company understands that pursuing this lawsuit to its fullest extent in 2008 could take substantial time by Company personnel, and the Company could incur substantial expense. Additional resources may be required in connection with this litigation. The Company believes that the possibility of a favorable judgment justifies this substantial commitment of time and expense.

(3) EXPLORATION EXPENSES
In 1974, Petrotimor, a 99% owned subsidiary of Oceanic, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million-acre area between East Timor and Australia known as the ‘Timor Gap.’ At that time, Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976, Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.
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
Neither the transitional government, nor any East Timor government in effect after May 20, 2002, has recognized Petrotimor’s concession in East Timor. The Company has never received any formal response acknowledging the application for an Expansion of Seabed Concession. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a ‘senior East Timor government official’ stating that the government does not recognize this concession. Oceanic has not been officially advised of the status of the application or if the current East Timor government is considering it. A formal response may never be issued, or the Company could receive an unfavorable response.
If the East Timor government were to recognize the concession and grant the application, it would expand the 1974 Petrotimor concession to correspond with the offshore area over which East Timor is entitled to claim sovereign rights under international law. The Company sponsored a seminar in East Timor in 2001 for the purpose of explaining appropriate maritime boundaries under applicable international law and the resulting benefits to East Timor if such boundaries were to be enforced.
In August, 2001, Oceanic and Petrotimor commenced litigation in the Federal Court of Australia (Federal Court) regarding the Timor Gap Concession. In February, 2003, the Federal Court issued decisions that it lacked jurisdiction to hear the Company’s claims. As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The National Australia Bank Ltd. in Sydney, Australia provided the necessary guarantees. As of March 31, 2008, the Company had $389,326 ($424,218 in Australian dollars) on deposit with the Bank as collateral for the Guarantees. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. This balance has been fully reserved against those legal charges. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the courts. The Company estimates that the amount should not exceed $688,313 ($750,000 Australian dollars). Accordingly, the Company has reserved an additional amount of $298,987 to cover the estimated full liability.
During the three months ended March 31, 2008 and 2007, the Company incurred expenses of $432,319 and $499,616, respectively, mostly related to legal, consulting and commercial activities in Australia and the Timor Gap area. These expenses have been recorded as exploration expenses in the accompanying statements.
Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, the Company continues to evaluate potential exploration and production activities elsewhere in the world. The Company did not receive any revenue from oil and gas properties in 2007. Other than proceeds from a possible recovery of damages or a settlement in the pending litigation, the Company is not currently conducting any activities that would result in material oil and gas revenue in 2008.
(4) NOTE PAYABLE — RELATED PARTY
On March 7, 2007, the Company established a line of credit with NWO Resources, Inc. (NWO), Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing was extended to March 31, 2009. As of May 13, 2008 the Company had not borrowed any funds under this line of credit.

At the projected level of cash expenditures, the Company may need sources of additional funding in 2008. The Company believes that the cash on hand at May 13, 2008, plus cash generated from 2008 revenues and the proceeds from this line of credit will be sufficient to fund operations beyond December 31, 2008. Oceanic’s current litigation may substantially affect our need for and ability to raise capital.
(5) INCOME TAXES
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
In evaluating the realizability of the net deferred tax assets, Oceanic takes into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that the Company will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset. Because it cannot be accurately determined when Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating losses incurred during the three months ended March 31, 2008 and 2007.
(6) OIL AND GAS INTERESTS
Oceanic holds various interests in concessions or leases for oil and gas exploration around the world as described in the December 31, 2007 Form 10-K. Costs for these oil and gas property interests have been charged to expense in prior years so no amounts are reflected on the balance sheet. The Company is not currently conducting any direct exploration activities other than pursuing legal claims relating to the disputed Timor Gap oil and gas concession.
(7) COMMITMENTS AND CONTINGENCIES
Prior to 1985, Oceanic had subsidiaries operating in the United Kingdom (UK). During 1985, the subsidiaries disposed of an interest in a license. Oceanic has been advised that there may be taxable capital gains resulting from the transaction. Review of UK tax law indicated that there does not appear to be a statute of limitations with respect to tax liability and collection of taxes. The Company has accrued the estimated capital gains tax liability and continues to accrue interest on that liability. Oceanic believes that the UK tax authorities are unlikely to collect any potential taxable UK capital gain tax in the U.S. The Company also has no plans on resuming future operations in the UK. Resuming operations in the UK could result in an attempt to collect this potential tax liability by the UK tax authorities.
In addition, the Company may be involved from time to time in various claims and lawsuits incidental to its business. In the opinion of Oceanic’s management, no claims or lawsuits, not previously disclosed, exist at March 31, 2008 that will result in a material adverse effect on the financial position or operating results of the Company.
(8) TRANSACTIONS WITH RELATED PARTIES
Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel Valley Corporation (San Miguel), a real estate company. Oceanic also provides management, professional and administrative services to Cordillera Corporation (Cordillera), a holding company. Some Oceanic personnel are responsible for the day-to-day management of real estate and other activities of Cordillera. Oceanic’s subsidiary, Petrotimor, provides exploration and consulting services to Harvard International Resources, Ltd. (HIRL), a related company. These contracts have no contractual termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring sixty days termination notice. Oceanic’s Chairman of the Board of Directors and Chief Executive Officer is affiliated with each of these corporations.

Management Fee Revenue
For the three months ended March 31,
(Unaudited)

	2008		2007
San Miguel Valley Corporation	$133,290	50%	$146,850	64%
Cordillera Corporation	124,500	47%	73,740	32%
Harvard International Resources, Ltd.	9,165	3%	7,950	3%

Total management fee revenue	$266,955		$228,540

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense. This charge is calculated annually and adjusted at year-end. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. For the three months ended March 31, 2008 and 2007, these expenses totaled $1,665 and $450, respectively. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Effective June 30, 2007, the Company entered into a Services Agreement with General Atomics (GA), a company controlled by James N. Blue, Oceanic’s Chairman of the Board of Directors and Chief Executive Officer. This Agreement specifies that Oceanic will pay GA for the services of Stephen M. Duncan to serve as President of the Company at a fixed rate of $7,500 per month. The Agreement has no contractual termination date, but can be terminated with 30 days notice by either party. The Company recorded an expense of $22,500 for the quarter ended March 31, 2008 for payments made to GA for Stephen M. Duncan’s services. This agreement was attached as Exhibit 10.33 to the 10-QSB filing for the quarterly period ended June 30, 2007.
Karsten Blue, son of James N. Blue, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a Services Agreement with Cordillera. This contract, as amended, stated that Oceanic will compensate and reimburse Cordillera for Karsten Blue’s services at the rate of $1,467 per week, not to exceed $76,260 per year, and for any reasonable out-of-pocket business expenses incurred in connection with these activities. This contract ended on July 31, 2007 and was replaced with a new contract with GA. The new contract specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. The Company expensed $19,500 for the quarter ended March 31, 2008 and $17,598 for the quarter ended March 31, 2007 for Karsten Blue’s services. This agreement was attached as Exhibit 10.34 to the 10-QSB filing for the quarterly period ended June 30, 2007.
GA is currently providing Oceanic with legal and litigation management services related to Oceanic’s litigation over oil and gas rights in the East Timor Sea, on an as-requested basis.
Oceanic currently leases office space at 7800 East Dorado Place, Suite 250, Englewood, CO 80111 from Sorrento West Properties, Inc. The Company believes that, with respect to the lease, it obtained terms no less favorable than those that could have been obtained from unrelated parties in arms-length transactions. The lease was entered into on September 1, 2000 and has been extended to October 31, 2008. The lease was amended in January 2008 to extend the rentable square footage from 4,990 square feet to 5,191 square feet at an annual cost of $16.00 per square foot. The lease provides for additional rent to cover the tenant’s pro-rata share of insurance, taxes, common area maintenance and other charges. This maintenance charge is subject to change annually. Rent expense, including a prorated share of building operating expenses, for the quarters ended March 31, 2008 and 2007 was $21,858 and $20,625, respectively. The existing lease ends on October 31, 2008.
On March 7, 2007, the Company established a line of credit with NWO, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing was extended to March 31, 2009. As of May 13, 2008 the Company had not borrowed any funds under this line of credit.
(9) NEW ACCOUNTING PRONOUNCEMENTS
In September 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Under SFAS No. 157, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” If fair value is not directly observable, SFAS No. 157 permits a measurement of fair value based on unobservable inputs or the entity’s best estimate of what market participants would pay for the assets under review or required to be paid if a liability were transferred. The FASB intends to clarify the extent to which an entity’s own assumptions should affect measurements of a liability’s fair value and when/if adjustments to such assumptions may be required. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on the consolidated financial statements.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Any statements that are contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Readers can identify these statements by words such as ‘may,’ ‘will,’ ‘expect,’ ‘anticipate,’ ‘estimate,’ ‘continue’ or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected costs of litigation, the outcome of litigation, the potential impact of government regulations and rulings, fluctuations in the economic environment and other such matters, many of which are beyond the control of the Company. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.
The following discussion and analysis should be read in conjunction with Oceanic’s condensed consolidated financial statements and notes thereto for the respective periods ended December 31, 2007 and March 31, 2008 and 2007.
(1) CRITICAL ACCOUNTING POLICIES
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
(2) LIQUIDITY AND CAPITAL RESOURCES
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

Cash Flow. Cash used in operating activities was $578,104 for the first three months of 2008, compared to $909,881 in the first three months of 2007. The first three months of 2008 ended with a net decrease in total cash of $587,245, including cash used for the purchase of fixed assets totaling $9,141 and in addition to the operating cash outlays. During the three months ended March 31, 2008 and 2007, Oceanic made actual cash payments of $82,867 and $425,260, respectively, mostly related to litigation and professional activities in Australia and the Timor Gap area. An additional $349,462 of such expenses were accrued and remained unpaid as of March 31, 2008. These costs are included in exploration expense. Exploration expenses have decreased in 2008 compared to the same period in 2007, primarily because of the reduction of litigation work during a phase of the case when the Company was waiting for a ruling from the Texas Federal Court. Until the lawsuit is finally resolved, exploration expenses will continue to be high and will use most of Oceanic’s cash resources.
Oceanic had $325,427 in cash at March 31, 2008 compared with $912,672 in cash and cash equivalents at December 31, 2007. The Company had a negative working capital of ($516,258) at March 31, 2008 compared to a positive working capital of $109,033 at December 31, 2007. This decrease of $625,291 in working capital from December 31, 2007 to March 31, 2008 was primarily a result of paying litigation expenses associated with the lawsuit.
On March 7, 2007, the Company established a line of credit with NWO Resources, Inc. (NWO), Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing was extended to March 31, 2009. As of May 13, 2008 the Company had not borrowed any funds under this line of credit.
At the projected level of cash expenditures, the Company may need sources of additional funding in 2008. The Company believes that the cash on hand at May 13, 2008, plus cash generated from 2008 revenues and the proceeds from this line of credit will be sufficient to fund operations beyond December 31, 2008. Oceanic’s current litigation may substantially affect our need for and ability to raise capital.
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
Together, these management services provided all of Oceanic’s total revenue for the three months ended March 31, 2008 and 2007.
Management Fee Revenue
For the three months ended March 31,
(Unaudited)

	2008		2007
San Miguel Valley Corporation	$133,290	50%	$146,850	64%
Cordillera Corporation	124,500	47%	73,740	32%
Harvard International Resources, Ltd.	9,165	3%	7,950	3%

Total management fee revenue	$266,955		$228,540

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
(3) RESULTS OF OPERATIONS
Revenue. Management fee revenue for the three months ended March 31, 2008 increased $38,415 or 17%, compared to the three months ended March 31, 2007. Fees for the first three months of 2008 increased for Cordillera by $50,760 and decreased for San Miguel for the same time period by $13,560 totaling a net increase in revenue from those two sources of $37,200, compared to the same period in the prior year. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.

Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, the Company continues to evaluate potential exploration and production activities elsewhere in the world, including Indonesia and the United States. The Company did not receive any revenue from oil and gas properties in 2007. Other than proceeds from a possible recovery of damages or a settlement in the pending litigation, the Company is not currently conducting any activities that would result in oil and gas revenue in 2008.
Exploration Expenses. The Company continues to have ongoing legal and professional fees associated with the litigation in the U.S. Federal Courts and the pursuit of possible opportunities in East Timor. During the three months ended March 31, 2008 and 2007, the Company incurred total exploration expenses of $432,319 and $499,616, respectively.
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The National Australia Bank Ltd. in Sydney, Australia provided the necessary guarantees. As of March 31, 2008, the Company had $389,326 ($424,218 in Australian dollars) on deposit with the Bank as collateral for the Guarantees. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. This balance has been fully reserved against those legal charges. At the present time, the Company is unable to quantify the total costs and expenses that may be assessed against it by the courts. The Company estimates that the amount should not exceed $688,313 ($750,000 Australian dollars). Accordingly, the Company has reserved an additional amount of $298,987 to cover the estimated full liability.
Pending Litigation. On March 1, 2004, Oceanic and Petrotimor filed a complaint in the United States District Court for the District of Columbia regarding their 14.8 million-acre Timor Gap concession. The defendants included ConocoPhillips, Inc. and designated subsidiaries, the Timor Sea Designated Authority for the Joint Petroleum Development Area, the Timor Gap Joint Authority for the Zone of Cooperation, PT Pertamina and BP Migas.
On February 5, 2007, the DC Federal Court granted the motion of the remaining defendants ConocoPhillips, Inc. and ConocoPhillips Company (ConocoPhillips) to transfer the case to the United States District Court for the Southern District of Texas (Texas Federal Court).
The defendants subsequently filed a motion for judgment on the pleadings. On April 16, 2008, the Texas Federal Court issued an Opinion on Dismissal and an Interlocutory Order providing that Oceanic take nothing from defendants. Since the April 16, 2008 Interlocutory Order was not final, Oceanic could not appeal it to an appellate court. Oceanic and the defendants jointly moved the Court to issue the Final Judgment. On April 22, 2008, the Texas Federal Court entered a Final Judgment dismissing the case. Oceanic is planning to appeal the Final Judgment to the United States Court of Appeals for the Fifth Circuit.
The Company anticipates that the defendants will oppose the Company's appeal and, if the appeal is successful, will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company's claims. The Company understands that pursuing this lawsuit to its fullest extent in 2008 could take substantial time by Company personnel, and the Company could incur substantial expense. Additional resources may be required in connection with this litigation. The Company believes that the possibility of a favorable judgment justifies this substantial commitment of time and expense.
General and Administrative Expenses. Total general and administrative costs and expenses for the three months ended March 31, 2008 increased by $48,990 or 11% from the same period in 2007. While total expenses remained substantially the same for the two years:
•	Salaries and employee benefits increased by approximately 4% or $11,519.

•	Officers’ fees increased by $22,500 from the prior year pursuant to the Services Agreement with GA for Steve Duncan’s services.

•	Charges incurred to move the Company’s seismic tape inventory into the Company’s offices totaled $4,516.
Other Income and Expense. Interest income for the three months ended March 31, 2008 is $12,730 which is $17,815 lower than the amount for the same period last year. This is because the Company did not have as much available cash to invest early in 2008 as compared to March 31, 2007. In the quarter-to-date ended March 31, 2007, the Company earned interest on the larger remaining proceeds resulting from the 2006 rights offering.

Interest expense at March 31, 2008 of $6,832 is primarily from the United Kingdom estimated tax liability, which is compounded on both static principal and the increasing accrued interest payable compared to $6,786 for the same period in 2007.
Non-cash foreign exchange gains of $22,843 at March 31, 2008 versus smaller gains of $6,616 at March 31, 2007 resulted from the fluctuations in exchange rates in 2008 and 2007 between the U.S. dollar, the British pound, the Euro and the Australian dollar.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report (the Evaluation Date), the President and Chief Financial Officer carried out an evaluation, which included inquiries made to certain other of our employees, of the effectiveness of the Company’s design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Report of Management
Management prepared, and is responsible for, the consolidated financial statements and the other information appearing in this report. The consolidated financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In preparing its condensed consolidated financial statements, the Company includes amounts that are based on estimates and judgments that management believes are reasonable under the circumstances.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe the Company’s internal control over financial reporting was effective as of March 31, 2008.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceeding developments in 2007 were reported in the December 31, 2007 Form 10-K. See the ‘Pending Litigation’ section in Footnotes (2) and (3) and in Management’s Discussion and Analysis (3) above for activity through April 23, 2008.

ITEM 1A. RISK FACTORS
The Annual Report on Form 10-K listed certain risk factors which should be carefully considered in addition to the other information included in the periodic reports. The following Risk Factors has materially changed since the date of the Annual Report. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.
(1) Material Net Losses
The Company has suffered recurring material net losses and losses from operations during the most recent interim period and in recent fiscal years. Net losses for the quarters ended March 31, 2008 and 2007 were ($622,236) and ($677,547), respectively. Oceanic’s stockholders’ equity decreased from a negative ($716,926) at December 31, 2007 to a negative ($1,339,162) as of March 31, 2008. As long as we are incurring significant expenses for the East Timor litigation, the Company expects significant losses to continue in 2008.
(2) Need for Additional Financing
The Company may need additional financing. During the first quarter of 2008, Oceanic used $587,245 more cash than it generated and ended the first quarter with a deficit in stockholders’ equity of ($1,339,162). Our current operations may be financed with a line of credit with NWO Resources, Inc. (NWO). In the long term, we may need additional financing to repay the NWO line of credit and to fund operations. As of March 31, 2008 there is no agreement or commitment to obtain such financing, and the Company may not be able to obtain financing on terms favorable to the current shareholders.
(3) East Timor Litigation
On April 16, 2008 the Texas Federal Court issued an Opinion on Dismissal and an Interlocutory Order on ConocoPhillips’ Motion for Judgment on the Pleadings and related motions from Oceanic, providing that Oceanic take nothing from defendants. Since the April 16, 2008 Interlocutory Order was not final, Oceanic could not appeal it to an appellate court. Oceanic and the defendants jointly moved the court to issue the Final Judgment. On April 22, 2008, the Texas Federal Court entered a Final Judgment in Oceanic’s East Timor litigation. The judgment provides that Oceanic take nothing from the defendants. Now that the Final Judgment has been issued, Oceanic is planning to appeal the Final Judgment to the United States Court of Appeals for the Fifth Circuit. Oceanic’s appeal may not be successful. If the appeal is successful, significant additional proceedings will be required in the litigation.
The Company understands that pursuing this lawsuit to its fullest extent in 2008 could take substantial time by Company personnel, and the Company could incur substantial expense. Additional resources may be required in connection with this litigation. The Company cannot be certain that its resources in the future will be sufficient to satisfy expenditures it is required to make in its business.
If we are unsuccessful in our appeal or in any subsequent legal proceedings, do not receive damages for our claims, or do not achieve recognition in East Timor, we may have no further interest in East Timor and will have incurred substantial legal and other expenses over a protracted period of time in trying to protect our rights. The defendants involved in the lawsuit have substantial resources, and we expect them to continue to contest our claims. While we believe in the merits of the claims which the Company has asserted, the ultimate outcome cannot be determined at this time. Ultimately, we must obtain a favorable outcome of the lawsuit or achieve recognition of our rights by the current government in East Timor in order to recover the benefits of our concession in East Timor. There is no assurance we will be successful in the lawsuit.
Even if we are successful in obtaining recognition and entitlement to the benefits of the concession, the ultimate value of the concession cannot be determined at this time.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS OF SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits filed herewith are listed below and attached to this report. The ‘Exhibit Number’ refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit
10.37	Services Agreement with General Atomics for Legal Services

10.38	Sublease Agreement with Cordillera Corporation

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Officers
(b)	On April 14, 2008, the Company filed a Form 8-K dated April 9, 2008 to report the appointment of new auditors.

On April 23, 2008, the Company filed a Form 8-K dated April 22, 2008 to report the Final Judgment entered by the United States District Court for the Southern District of Texas.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company
Date: May 13, 2008	/s/ Stephen M. Duncan
Stephen M. Duncan — President

Date: May 13, 2008	/s/ Courtney Cowgill
Courtney Cowgill — Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Exhibit
10.37	Services Agreement with General Atomics for Legal Services

10.38	Sublease Agreement with Cordillera Corporation

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Officers