Form 10-Q
period 2008-06-30
OCEANIC EXPLORATION CO
filed 2008-08-08
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 001-08521
Oceanic Exploration Company
(Exact name of registrant as specified in its charter)

Delaware	84-0591071
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
7800 East Dorado Place, Suite 250
Englewood, CO 80111
(Address of principal executive offices)
Registrant’s telephone number, including area code: (303) 220-8330
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of the registrant’s common stock outstanding as of August 8, 2008 was 59,688,881 shares.

PART 1 – FINANCIAL INFORMATION
OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Cash	$164,473	$912,672
Due from affiliates	165,074	10,457
Prepaid expenses and other	15,485	7,485

Total current assets	345,032	930,614

Oil and gas property interests (note 6)	—	—

Furniture, fixtures and equipment	73,390	64,249
Less accumulated depreciation	(47,615)	(44,942)

	25,775	19,307

Total assets	$370,807	$949,921

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$15,837	$32,915
Accrued expenses	561,188	496,609
Accrued expenses – security for legal costs (note 3)	308,205	292,057
Note payable, related party – NWO Resources, Inc. including accrued interest (note 4)	602,567	—

Total current liabilities	1,487,797	821,581

United Kingdom taxes payable, including accrued interest (note 7)	847,553	835,347
Other non-current liabilities	8,552	9,919

Total non-current liabilities	856,105	845,266

Commitments and contingencies (notes 2, 3, 5 and 7)	—	—

Total liabilities	2,343,902	1,666,847

Stockholders’ (deficit) equity
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 100,000,000 shares; 59,688,881 shares issued and outstanding	3,730,555	3,730,555
Capital in excess of par value	8,165,609	8,165,609
Accumulated deficit	(13,869,259)	(12,613,090)

Total stockholders’ (deficit)	(1,973,095)	(716,926)

Total liabilities and stockholders’ (deficit)	$370,807	$949,921

See accompanying notes to the condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Management revenue – related parties	$384,909	$242,824	$651,864	$471,364

Costs and expenses:
Exploration expenses (note 3)	584,412	203,689	1,016,731	703,305
Amortization and depreciation	1,451	1,486	2,673	2,931
General and administrative	447,618	397,351	932,009	832,752

	1,033,481	602,526	1,951,413	1,538,988

Operating loss	(648,572)	(359,702)	(1,299,549)	(1,067,624)

Other income (expense):
Interest income	5,573	27,256	18,303	57,801
Interest and financing costs	(9,381)	(6,910)	(16,213)	(13,696)
Foreign currency gains (losses)	18,447	(311)	41,290	6,305

	14,639	20,035	43,380	50,410

Loss before income taxes	(633,933)	(339,667)	(1,256,169)	(1,017,214)

Income tax expense (note 5)	—	—	—	—

Net loss	$(633,933)	$(339,667)	$(1,256,169)	$(1,017,214)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	59,688,881	59,688,881	59,688,881	59,688,881
See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
( Unaudited)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,256,169)	$(1,017,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,673	2,931
Accrued interest to NWO added to principal	2,567	—
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	(154,617)	(2,866)
(Increase) in prepaid expenses and other assets	(8,000)	(7,000)
Increase (decrease) in accounts payable	(17,078)	(406,068)
Increase in accrued expenses	64,579	179,647
Increase (decrease) in security for legal costs	16,148	14,941
Increase in United Kingdom taxes payable, including accrued interest payable	12,206	31,205
Decrease in other non-current liabilities	(1,367)	(1,292)

Net cash used in operating activities	(1,339,058)	(1,205,716)

Cash used in investing activities:
Purchase of fixed assets	(9,141)	(3,714)

Cash flows from financing activities:

Proceeds from issuance of note payable, related party – NWO Resources, Inc.	600,000	—

Net decrease in cash	(748,199)	(1,209,430)

Cash at beginning of period	912,672	2,985,985

Cash at end of period	$164,473	$1,776,555

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008
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
Oceanic operates as one business segment. All of the Company’s revenue is derived from management contracts with related parties. The Company’s oil and gas exploration activities have generally consisted of exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of, and any revenue from, a discovery. For various reasons, Oceanic has not participated in exploration and development of any of its concessions since 1994.
As of June 30, 2008 and December 31, 2007, Oceanic had accounts receivable only from related parties. Accordingly, there were no unrelated customers who were considered to be significant.
(2) PENDING LITIGATION
On March 1, 2004, Oceanic and Petrotimor filed a complaint in the United States District Court for the District of Columbia (DC Federal Court) regarding their 14.8 million-acre Timor Gap concession. The defendants included ConocoPhillips, Inc. and designated subsidiaries, the Timor Sea Designated Authority for the Joint Petroleum Development Area, the Timor Gap Joint Authority for the Zone of Cooperation, PT Pertamina and BP Migas.
On November 3, 2006, the DC Federal Court dismissed certain defendants and certain of the Company’s claims and ordered that the remaining defendants file an Answer or other Responsive Pleading to the Company’s Second Amended Complaint.
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
On May 15, 2008, the Company filed a Notice of Appeal in the litigation. As the appellant, the Company will file its opening brief with the United States Court of Appeals for the Fifth Circuit no later than August 19, 2008. The defendants/appellees will file their brief in response within sixty days thereafter. The Company anticipates that if its appeal is successful, the defendants/appellees will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. The Company understands that pursuing this lawsuit to its fullest extent could take substantial time by Company personnel, and the Company could incur substantial expense. However, the Company believes that the possibility of a favorable judgment justifies this substantial commitment of time and expense.

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
Neither the transitional government, nor any East Timor government in effect after May 20, 2002 has recognized Petrotimor’s concession in East Timor. The Company has never received any formal response acknowledging the application for an Expansion of Seabed Concession. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a ‘senior East Timor government official’ stating that the government does not recognize this concession. Oceanic has not been officially advised of the status of the application or if the current East Timor government is considering it. A formal response may never be issued or the Company could receive an unfavorable response.
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
In August 2001, Oceanic and Petrotimor commenced litigation in the Federal Court of Australia (Federal Court) regarding the Timor Gap Concession. In February 2003, the Federal Court issued decisions that it lacked jurisdiction to hear the Company’s claims. As part of the Australian litigation, Oceanic was required to provide bank guarantees as security for costs. The Australian and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the guarantees. As of June 30, 2008, the Company had $412,921 ($429,455 in Australian dollars) on deposit with the Bank as collateral for the guarantees. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. This balance has been fully reserved against those legal charges. At the present time, the Company has been informed of the maximum amount which the defendants are requesting; but the Company is unable to quantify the total cost and expenses that may be assessed against it by the Court. The Company has established a reserve of $721,125 ($750,000 Australian dollars) for this potential payment, including the ANZ Bank deposit and an additional $308,204 in an accrued liability.
During the six months ended June 30, 2008 and 2007, the Company incurred expenses of $989,418 and $687,538, respectively, mostly related to legal, consulting and commercial activities in Australia and the Timor Gap area. These expenses have been recorded as exploration expenses in the accompanying statements.
Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, the Company continues to evaluate potential exploration and production activities elsewhere in the world. The Company did not receive any revenue from oil and gas properties in 2007. Other than the proceeds from a possible recovery of damages or in connection with a resolution of the pending litigation, the Company is not currently conducting any activities that would result in material oil and gas revenue in 2008.

(4) NOTE PAYABLE – RELATED PARTY
On March 7, 2007, the Company established a line of credit with NWO Resources, Inc. (NWO), Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing was extended to March 31, 2009. As of June 30, 2008 and August 8, 2008, $600,000 and $700,000, respectively, were outstanding under this line of credit. An additional $2,567 was accrued at June 30, 2008 for interest calculated on the outstanding balance at an interest rate of 2% over prime-lending rate in effect on the date of each draw against the line of credit.
At the projected level of cash expenditures, the Company may need sources of additional funding. However, the Company believes that the cash on hand at August 8, 2008, plus cash generated from 2008 revenues and the proceeds from this line of credit will be sufficient to fund operations beyond December 31, 2008. Oceanic’s current litigation may substantially affect the need for and ability to raise capital.
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
In evaluating the realizability of the net deferred tax assets, Oceanic takes into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that the Company will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset. Because it cannot be accurately determined when Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating losses incurred during the six months ended June 30, 2008 and 2007.
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
(7) COMMITMENTS AND CONTINGENCIES
Prior to 1985, Oceanic had subsidiaries operating in the United Kingdom (UK). During 1985, the subsidiaries disposed of an interest in a license. Oceanic has been advised that there may be taxable capital gains resulting from the transaction. A review of UK tax law indicated that there did not appear to be a statute of limitations with respect to tax liability and collection of taxes. The Company has accrued the estimated capital gains tax liability and continues to accrue interest on that liability. Oceanic believes that the UK tax authorities are unlikely to collect any taxable UK capital gain tax in the U.S. The Company has no plans on resuming future operations in the UK since resumption of operations could result in an attempt by the UK tax authorities to collect this tax liability.
In addition, the Company may be involved from time to time in various claims and lawsuits incidental to its business. In the opinion of Oceanic’s management, no claims or lawsuits, not previously disclosed, exist at June 30, 2008 that will result in a material adverse effect on the financial position or operating results of the Company.

(8) TRANSACTIONS WITH RELATED PARTIES
Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel Valley Corporation (San Miguel), a real estate company. Oceanic also provides management, professional and administrative services to Cordillera Corporation (Cordillera). Some Oceanic personnel are responsible for the management of real estate and other assets of Cordillera. Oceanic’s subsidiary, Petrotimor, provides exploration and consulting services to Harvard International Resources, Ltd. (HIRL), a related company. These contracts have no contractual termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring sixty days termination notice. Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, James N. Blue, is affiliated with each of these corporations.
Management Fee Revenue
For the six months ended June 30,
(Unaudited)

	2008		2007
San Miguel Valley Corporation	$222,572	34%	$289,180	61%
Cordillera Corporation	410,572	63%	164,400	35%
Harvard International Resources, Ltd.	18,720	3%	17,784	4%

Total management fee revenue	$651,864		$471,364

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense. This charge is calculated annually and adjusted at year-end. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. For the six months ended June 30, 2008 and 2007, these expenses totaled $1,665 and $450, respectively. The purpose of the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Effective June 30, 2007, the Company entered into a services agreement with General Atomics (GA), a company controlled by Oceanic’s Chairman of the Board of Directors and Chief Executive Officer. This agreement specifies that Oceanic will pay GA for the services of Stephen M. Duncan to serve as President of the Company at a fixed rate of $7,500 per month. The Agreement has no contractual termination date, but can be terminated with 30 days notice by either party. The Company recorded an expense of $45,000 for the six months ended June 30, 2008 for payments made to GA for Stephen M. Duncan’s services. This agreement was attached as Exhibit 10.33 to the 10-QSB filing for the quarterly period ended June 30, 2007.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a services agreement with Cordillera. This agreement, as amended, stated that Oceanic would compensate and reimburse Cordillera for Karsten Blue’s services at the rate of $1,467 per week, not to exceed $76,260 per year, and for any reasonable out-of-pocket business expenses incurred in connection with these activities. This contract ended on July 31, 2007 and was replaced with a new contract with GA. The new contract specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. The Company expensed $39,000 for the six months ended June 30, 2008 and $36,663 for the six months ended June 30, 2007 for Karsten Blue’s services. This agreement was attached as Exhibit 10.34 to the 10-QSB filing for the quarterly period ended June 30, 2007.
Pursuant to an agreement which was attached as Exhibit 10.37 to the 10-Q filing for the quarter ended March 31, 2008, GA is currently providing Oceanic with legal and litigation management services related to Oceanic’s litigation over oil and gas rights in the East Timor Sea, on an as-requested basis. The Company expensed $1,458 for the six months ended June 30, 2008 under this agreement.
Oceanic currently leases office space at 7800 East Dorado Place, Suite 250, Englewood, CO 80111 from Sorrento West Properties, Inc. The Company believes that, with respect to the lease, it obtained terms no less favorable than those that could have been obtained from unrelated parties in arms-length transactions. The lease was entered into on September 1, 2000 and has been extended to October 31, 2008. The lease was amended in January 2008 to amend the rentable square footage from 4,990 square feet to 5,191 square feet at an annual cost of $16.32 per square foot. The lease provides for additional rent to cover the tenant’s pro-rata share of insurance, taxes, common area maintenance and other charges. This maintenance charge is subject to change annually. Rent expense, including a prorated share of building operating expenses, for the quarters ended June 30, 2008 and 2007 was $43,209 and $41,670, respectively.

On March 7, 2007, the Company established a line of credit with NWO Resources, Inc. (NWO), Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing was extended to March 31, 2009. As of June 30, 2008 and August 8, 2008, $600,000 and $700,000, respectively, were outstanding under this line of credit. An additional $2,567 was accrued at June 30, 2008 for interest calculated on the outstanding balance at an interest rate of 2% over prime-lending rate in effect on the date of each draw against the line of credit.
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
The following discussion and analysis should be read in conjunction with Oceanic’s condensed consolidated financial statements and notes thereto for the respective periods ended December 31, 2007 and June 30, 2008 and 2007.
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
Cash Flow. Cash used in operating activities was $1,339,058 for the first six months of 2008 compared to $1,205,716 in the first six months of 2007. Cash flows from financing activities are the borrowings from the note payable from NWO totaling $600,000. The first six months of 2008 ended with a net decrease in total cash of $748,199 including cash used for the purchase of fixed assets totaling $9,141 and in addition to the operating cash outlays. During the six months ended June 30, 2008 and 2007, Oceanic made actual cash payments of $624,017 and $636,636, respectively, mostly related to litigation and professional activities in Australia and the Timor Gap area. An additional $386,551 of expenses were accrued and remained unpaid as of June 30, 2008. These costs are included in exploration expense. Exploration expenses have increased in 2008 compared to the same period in 2007, primarily because of the increase in litigation work resulting from the unfavorable final judgment rendered by the Texas Federal Court and the subsequent notice of appeal to the United States Court of Appeals for the Fifth Circuit. Until the lawsuit is finally resolved, litigation charges recorded as exploration expenses will continue to be high and will use most of Oceanic’s cash resources.
Oceanic had $164,473 in cash at June 30, 2008 compared with $912,672 in cash and cash equivalents at December 31, 2007. At June 30, 2008, the Company had an account receivable from affiliates of $165, 074, which will be subsequently paid in full. The Company had a negative working capital of ($1,142,765) at June 30, 2008 compared to a positive working capital of $109,033 at December 31, 2007. Negative working capital occurs when current liabilities exceed cash and current assets. This decrease of $1,251,798 in working capital from December 31, 2007 to June 30, 2008 was primarily a result of paying litigation expenses associated with the lawsuit.
On March 7, 2007, the Company established a line of credit with NWO Resources, Inc. (NWO), Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing was extended to March 31, 2009. As of August 8, 2008, $700,000 was outstanding under this line of credit. An additional $2,567 was accrued for interest calculated on the outstanding balance at an interest rate of 2% over prime-lending rate in effect on the date of each draw against the line of credit.
At the projected level of cash expenditures, the Company may need sources of additional funding. However, the Company believes that the cash on hand at August 8, 2008, plus cash generated from 2008 revenues and the proceeds from this line of credit will be sufficient to fund operations beyond December 31, 2008. Oceanic’s current litigation may substantially affect the need for and ability to raise capital.
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

Together, these management services provided all of Oceanic’s total revenue for the six months ended June 30, 2008 and 2007.
Management Fee Revenue
For the six months ended June 30,
(Unaudited)

	2008		2007
San Miguel Valley Corporation	$222,572	34%	$289,180	61%
Cordillera Corporation	410,572	63%	164,400	35%
Harvard International Resources, Ltd.	18,720	3%	17,784	4%

Total management fee revenue	$651,864		$471,364

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
(3) RESULTS OF OPERATIONS
Revenue. Management fee revenue for the six months ended June 30, 2008 increased $180,500 or 38% compared to the six months ended June 30, 2007. Monthly fees for the first six months of 2008 increased for Cordillera by $121,392, San Miguel by $58,172 and HIRL by $936 for the same time period. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.
Although Oceanic is currently not directly involved in any other oil and gas exploration or production activities, the Company continues to evaluate potential exploration and production activities elsewhere in the world. The Company did not receive any revenue from oil and gas properties in 2007. Other than the proceeds from a possible recovery of damages or settlement in the pending litigation, the Company is not currently conducting any activities that would result in oil and gas revenue in 2008.
Exploration Expenses. The Company continues to have ongoing legal and professional fees associated with the litigation in the U.S. Federal Courts and the pursuit of possible opportunities in East Timor. During the six months ended June 30, 2008 and 2007, the Company incurred total litigation expenses recorded as exploration expenses of $1,016,731 and $703,305, respectively.
In August 2001, Oceanic and Petrotimor commenced litigation in the Federal Court of Australia (Federal Court) regarding the Timor Gap Concession. In February 2003, the Federal Court issued decisions that it lacked jurisdiction to hear the Company’s claims. As part of the Australian litigation, Oceanic was required to provide bank guarantees as security for costs. The Australian and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the guarantees. As of June 30, 2008, the Company had $412,921 ($429,455 in Australian dollars) on deposit with the Bank as collateral for the guarantees. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. This balance has been fully reserved against those legal charges. At the present time, the Company has been informed of the maximum amount which the defendants are requesting; but the Company is unable to quantify the total cost and expenses that may be assessed against it by the Court. The Company has established a reserve of $721,125 ($750,000 Australian dollars) for this potential payment, including the ANZ Bank deposit and an additional $308,204 in an accrued liability.
Pending Litigation. On March 1, 2004, Oceanic and Petrotimor filed a complaint in the United States District Court for the District of Columbia (DC Federal Court) regarding their 14.8 million-acre Timor Gap concession. The defendants included ConocoPhillips, Inc. and designated subsidiaries, the Timor Sea Designated Authority for the Joint Petroleum Development Area, the Timor Gap Joint Authority for the Zone of Cooperation, PT Pertamina and BP Migas.
On November 3, 2006, the DC Federal Court dismissed certain defendants and certain of the Company’s claims and ordered that the remaining defendants file an Answer or other Responsive Pleading to the Company’s Second Amended Complaint.
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

On May 15, 2008, the Company filed a Notice of Appeal in the litigation. As the appellant, the Company will file its opening Brief with the United States Court of Appeals for the Fifth Circuit no later than August 19, 2008. The defendants/appellees will file their brief in response within sixty days thereafter. The Company anticipates that if its appeal is successful, the defendants/appellees will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. The Company understands that pursuing this lawsuit to its fullest extent could take substantial time by Company personnel, and the Company could incur substantial expense. However, the Company believes that the possibility of a favorable judgment justifies this substantial commitment of time and expense.
General and Administrative Expenses. Total general and administrative costs and expenses for the six months ended June 30, 2008 increased by $99,257 or 12% from the same period in 2007. The largest changes between the two years were:
•	Salaries and employee benefits increased by approximately $14,049.
•	Officers’ fees increased by $45,000 from the prior year pursuant to the services agreement with GA for Stephen Duncan’s services.
•	Charges incurred to move the Company’s seismic tape inventory into the Company’s offices totaled $11,696.
•	Accounting and auditing fees increased by $8,457 resulting from the change in auditors plus an increase in tax preparation fees for the Company’s 2007 federal and state income tax returns.
Other Income and Expense. Interest income for the six months ended June 30, 2008 is $18,303, which is $39,498 lower than the amount for the same period last year. This is because the Company did not have as much available cash to invest in the first six months of 2008 as compared to the same period for 2007. In the six months ended June 30, 2007, the Company earned interest on the remaining proceeds from the 2006 rights offering.
Interest expense at June 30, 2008 of $16,213 compared to $13,696 for the same period in 2007, is primarily from the United Kingdom estimated tax liability, which is accrued on the static principal balance.
Non-cash foreign exchange gains of $41,290 at June 30, 2008 versus smaller gains of $6,305 at June 30, 2007, resulted from the fluctuations in exchange rates in 2008 and 2007 between the U.S. dollar, the British pound, the Euro and the Australian dollar.
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
Report of Management
Management prepared, and is responsible for, the condensed consolidated financial statements and the other information appearing in this report. The condensed consolidated financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In preparing its condensed consolidated financial statements, the Company includes amounts that are based on estimates and judgments that management believes are reasonable under the circumstances.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe the Company’s internal control over financial reporting was effective as of June 30, 2008.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceeding developments in 2007 were reported in the December 31, 2007 Form 10-K. See the ‘Pending Litigation’ section in Footnotes (2) and (3) and in Management’s Discussion and Analysis (3) above for activity through August 8, 2008.
ITEM 1A. RISK FACTORS
The Annual Report on Form 10-K listed certain risk factors which should be carefully considered in addition to the other information included in the periodic reports. The following Risk Factors have materially changed since the date of the Annual Report. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.
(1) MATERIAL NET LOSSES
The Company has suffered recurring material net losses and losses from operations during the most recent interim period and in recent fiscal years. Net losses for the six months ended June 30, 2008 and 2007 were ($1,256,169) and ($1,017,214), respectively. Oceanic’s stockholders’ equity decreased from a negative ($716,926) at December 31, 2007 to a negative ($1,973,095) as of June 30, 2008. If the Company continues to incur significant expenses for the East Timor litigation, the Company expects significant losses to continue.
(2) NEED FOR ADDITIONAL FINANCING
The Company may need additional financing. During the first six months of 2008, Oceanic used $748,199 more cash than it generated and ended the second quarter with a negative stockholders’ equity of ($1,973,095). Our current operations are financed with a line of credit with NWO Resources, Inc. (NWO). In the long term, we may need additional financing to repay the NWO line of credit and to fund operations. As of June 30, 2008, there is no agreement or commitment to obtain such financing, and the Company may not be able to obtain financing on terms favorable to the current shareholders.
(3) EAST TIMOR LITIGATION
On April 16, 2008 the Texas Federal Court issued an Opinion on Dismissal and an Interlocutory Order on ConocoPhillips’ Motion for Judgment on the Pleadings and related motions from Oceanic, providing that Oceanic take nothing from defendants. On April 22, 2008, the Texas Federal Court entered a Final Judgment in Oceanic’s East Timor litigation dismissing the case. The Company filed a Notice of Appeal to this Final Judgment in the United States Court of Appeals for the Fifth Circuit on May 15, 2008. Oceanic’s appeal may not be successful. If the appeal is successful, significant additional proceedings will be required in the litigation.
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

If we are unsuccessful in our appeal, do not receive damages for our claims, and do not achieve recognition in East Timor, we may have no further interest in East Timor and will have incurred substantial legal and other expenses over a protracted period of time in trying to protect our rights. The defendants involved in the lawsuit have substantial resources, and we expect them to continue to contest our claims. While we believe in the merits of the claims which the Company has asserted, the ultimate outcome cannot be determined at this time. Ultimately, we must obtain a favorable outcome of the lawsuit or achieve recognition of our rights by the current government in East Timor in order to recover the benefits of our concession in East Timor. There is no assurance we will be successful in the lawsuit.
Even if we are successful in obtaining recognition and entitlement to the benefits of the concession, the ultimate value of the concession cannot be determined at this time.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS OF SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits filed herewith are listed below and attached to this report. The ‘Exhibit Number’ refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Rule 13a-14(b) Certification of Officers
(b)	On June 17, 2008, the Company filed a Form 8-K dated the same day to report the departure of the CFO.

On July 7, 2008, the Company filed a Form 8-K dated the same day to report the appointment of a new CFO.
SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company

Date: August 8, 2008	/s/ Stephen M. Duncan
Stephen M. Duncan — President

Date: August 8, 2008	/s/ Lori A. Brundage
Lori A. Brundage — Chief Financial Officer