Form 10-Q
period 2008-09-30
OCEANIC EXPLORATION CO
filed 2008-11-13
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Registrant’s telephone number, including area code: (303) 220-8330
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of the registrant’s common stock outstanding as of November 13, 2008 was 59,688,881 shares.

PART I — FINANCIAL INFORMATION
OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Cash	$380,228	$912,672
Due from affiliates	67,735	10,457
Prepaid expenses and other	15,487	7,485

Total current assets	463,450	930,614

Oil and gas property interests (note 6)	—	—

Furniture, fixtures and equipment	73,390	64,249
Less accumulated depreciation	(49,066)	(44,942)

	24,324	19,307

Total assets	$487,774	$949,921

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$9,045	$32,915
Accrued expenses	770,636	496,609
Accrued expenses — security for legal costs (note 3)	256,577	292,057
Note payable, related party — NWO Resources, Inc. including accrued interest (note 4)	1,319,542	—

Total current liabilities	2,355,800	821,581

United Kingdom taxes payable, including accrued interest (note 7)	777,879	835,347
Other non-current liabilities	7,730	9,919

Total non-current liabilities	785,609	845,266

Commitments and contingencies (notes 2, 3, 5 and 7)	—	—

Total liabilities	3,141,409	1,666,847

Stockholders’ (deficit) equity
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 100,000,000 shares; 59,688,881 shares issued and outstanding	3,730,555	3,730,555
Capital in excess of par value	8,165,609	8,165,609
Accumulated deficit	(14,549,799)	(12,613,090)

Total stockholders’ (deficit)	(2,653,635)	(716,926)

Total liabilities and stockholders’ (deficit)	$487,774	$949,921

See accompanying notes to the condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue:
Management revenue — related parties	$282,168	$266,657	$934,032	$738,021

Costs and expenses:
Exploration expenses (note 3)	548,688	92,495	1,565,419	795,800
Amortization and depreciation	1,451	1,299	4,124	4,230
General and administrative	405,470	434,698	1,337,479	1,267,450

	955,609	528,492	2,907,022	2,067,480

Operating loss	(673,441)	(261,835)	(1,972,990)	(1,329,459)

Other income (expense):
Interest income	6,883	24,721	25,186	82,522
Interest and financing costs	(23,196)	(7,040)	(39,409)	(20,736)
Foreign currency gains (losses)	9,214	1,327	50,504	7,632

	(7,099)	19,008	36,281	69,418

Loss before income taxes	(680,540)	(242,827)	(1,936,709)	(1,260,041)

Income tax expense (note 5)	—	—	—	—

Net loss	$(680,540)	$(242,827)	$(1,936,709)	$(1,260,041)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding	59,688,881	59,688,881	59,688,881	59,688,881
See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,936,709)	$(1,260,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,124	4,230
Accrued interest added to principal	19,542	—
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	(57,278)	6,802
Increase in prepaid expenses and other assets	(8,002)	(14,000)
Decrease in accounts payable	(23,870)	(409,434)
Increase in accrued expenses	274,027	187,011
(Decrease) increase in security for legal costs	(35,480)	23,332
(Decrease) increase in United Kingdom taxes payable, including accrued interest payable	(57,468)	55,886
Decrease in other non-current liabilities	(2,189)	(1,962)

Net cash used in operating activities	(1,823,303)	(1,408,176)

Cash used in investing activities:
Purchase of fixed assets	(9,141)	(5,076)

Cash flows from financing activities:
Proceeds from issuance of note payable, related party — NWO Resources, Inc.	1,300,000	—

Net decrease in cash	(532,444)	(1,413,252)

Cash at beginning of period	912,672	2,985,985

Cash at end of period	$380,228	$1,572,733

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008
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
As of September 30, 2008 and December 31, 2007, Oceanic had accounts receivable only from related parties. Accordingly, there were no unrelated customers who were considered to be significant.
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
On May 15, 2008, the Company filed a Notice of Appeal in the litigation. On August 19, 2008, the Company filed its Opening Brief with the United States Court of Appeals for the Fifth Circuit (Court of Appeals). The defendants/appellees filed their Brief in response on October 6, 2008. The Company filed its Reply Brief on October 21, 2008. It is anticipated that the parties will present oral argument on their respective positions at a future date, after which they will await a decision by the Court of Appeals. The Company anticipates that if its appeal is successful, the defendants/appellees will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. The Company understands that pursuing this lawsuit to its fullest extent could take substantial time by Company personnel, and the Company could incur substantial expense. However, the Company believes that the possibility of a favorable judgment justifies this substantial commitment of time and expense.

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
Neither the transitional government, nor any East Timor government in effect after May 20, 2002 has recognized Petrotimor’s concession in East Timor. The Company has never received any formal response acknowledging the application for an Expansion of Seabed Concession. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a ‘senior East Timor government official’ as stating that the government does not recognize this concession. Oceanic has not been officially advised of the status of the application or if the current East Timor government is considering it. A formal response may never be issued or the Company could receive an unfavorable response.
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
In August 2001, Oceanic and Petrotimor commenced litigation in the Federal Court of Australia (Australian Federal Court) regarding the Timor Gap Concession. In February 2003, the Australian Federal Court issued decisions in which it declared that it lacked jurisdiction to hear the Company’s claims. As part of the Australian litigation, Oceanic was required to provide bank guarantees as security for costs. The Australian and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the guarantees. As of September 30, 2008, the Company had $359,219 ($437,506 in Australian dollars) on deposit with the Bank as collateral for the guarantees. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. This balance has been fully reserved against those legal charges. At the present time, the Company has been informed of the maximum amount which the defendants are requesting; but the Company is unable to quantify the total cost and expenses that may be assessed against it by the Court. The Company has established a reserve of $615,796 ($750,000 Australian dollars) for this potential payment, including the ANZ Bank deposit and an additional $256,577 in an accrued liability.
During the nine months ended September 30, 2008 and 2007, the Company incurred expenses of $1,514,697 and $776,043, respectively, mostly related to legal, consulting and commercial activities in Australia and the Timor Gap area. These expenses have been recorded as exploration expenses in the accompanying statements.
Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, the Company continues to evaluate potential exploration and production activities elsewhere in the world. The Company did not receive any revenue from oil and gas properties in 2007 and it is not currently conducting any activities that would result in material oil and gas revenue in 2008.

(4) NOTE PAYABLE — RELATED PARTY
On March 7, 2007, the Company established a line of credit with NWO Resources, Inc. (NWO), Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing was extended to March 31, 2009. As of September 30, 2008 and November 13, 2008, $1,300,000 was outstanding under this line of credit. Additional accrued interest of $19,542 and $30,664 was accrued at September 30, 2008 and November 13, 2008, respectively, on the outstanding balances at an interest rate of 2% over prime-lending rate in effect on the date of each draw against the line of credit.
At the projected level of cash expenditures, the Company will need sources of additional funding. Oceanic is considering a rights offering or other equity offering to repay the line of credit and provide working capital. However, the Company’s ability to raise capital may be affected by the litigation described above. The Company believes that the cash on hand at November 13, 2008, and cash generated from 2008 revenues, plus draws from the line of credit and proceeds from a rights offering or other equity offering will be sufficient to fund operations beyond December 31, 2008.
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
In evaluating the realizability of the net deferred tax assets, Oceanic takes into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that the Company will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset. Because it cannot be accurately determined when Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating losses incurred during the nine months ended September 30, 2008 and 2007.
(6) OIL AND GAS INTERESTS
Oceanic holds various interests in concessions or leases for oil and gas exploration around the world as described in the December 31, 2007 Form 10-K. Costs for these oil and gas property interests have been charged to expense in prior years so no amounts are reflected on the balance sheet. Although, the Company is not currently conducting any direct exploration activities, it continues to evaluate potential exploration and production activities elsewhere in the world.
(7) COMMITMENTS AND CONTINGENCIES
Prior to 1985, Oceanic had subsidiaries operating in the United Kingdom (UK). During 1985, the subsidiaries disposed of an interest in a license. Oceanic has been advised that there may be taxable capital gains resulting from the transaction. A review of UK tax law indicated that there did not appear to be a statute of limitations with respect to tax liability and collection of taxes. The Company has accrued the estimated capital gains tax liability and continues to accrue interest on that liability. Oceanic believes that the UK tax authorities are unlikely to collect any taxable UK capital gains tax in the U.S. The Company has no plans on resuming future operations in the UK since resumption of operations could result in an attempt by the UK tax authorities to collect this tax liability.
In addition, the Company may be involved from time to time in various claims and lawsuits incidental to its business. In the opinion of Oceanic’s management, no claims or lawsuits, not previously disclosed, exist at September 30, 2008 that will result in a material adverse effect on the financial position or operating results of the Company.

(8) TRANSACTIONS WITH RELATED PARTIES
Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel Valley Corporation (San Miguel), a real estate company. Oceanic also provides management, professional and administrative services to Cordillera Corporation (Cordillera). Some Oceanic personnel are responsible for the management of real estate and other assets of Cordillera. Oceanic’s subsidiary, Petrotimor, provides exploration and consulting services to Harvard International Resources, Ltd. (HIRL), a related company. These contracts have no termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring sixty days termination notice. Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, James N. Blue, is affiliated with each of these corporations.
Management Fee Revenue
For the nine months ended September 30,
(Unaudited)

	2008		2007
San Miguel Valley Corporation	$334,576	36%	$422,470	57%
Cordillera Corporation	573,086	61%	288,900	39%
Harvard International Resources, Ltd.	26,370	3%	26,651	4%

Total management fee revenue	$934,032		$738,021

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense. This charge is calculated annually and adjusted at year-end. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. For the nine months ended September 30, 2008 and 2007, these expenses totaled $3,870 and $4,151, respectively. The purpose of the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Effective June 30, 2007, the Company entered into a services agreement with General Atomics (GA), a company controlled by Oceanic’s Chairman of the Board of Directors and Chief Executive Officer. This agreement specifies that Oceanic will pay GA for the services of Stephen M. Duncan to serve as President of the Company at a fixed rate of $7,500 per month. The agreement has no contractual termination date, but can be terminated with 30 days notice by either party. The Company recorded an expense of $67,500 for the nine months ended September 30, 2008 for payments made to GA for Stephen M. Duncan’s services. This agreement was attached as Exhibit 10.33 to the 10-QSB filing for the quarterly period ended June 30, 2007.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the East Timor situation. On September 1, 2002, the Company entered into a services agreement with Cordillera. This agreement, as amended, stated that Oceanic would compensate and reimburse Cordillera for Karsten Blue’s services at the rate of $1,467 per week, not to exceed $76,260 per year, and for any reasonable out-of-pocket business expenses incurred in connection with these activities. This contract ended on July 31, 2007 and was replaced with a new contract with GA. The new contract specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. The Company expensed $58,500 and $57,415 for the nine months ended September 30, 2008 and 2007, respectively, for Karsten Blue’s services. This agreement was attached as Exhibit 10.34 to the 10-QSB filing for the quarterly period ended June 30, 2007.
Pursuant to an agreement which was attached as Exhibit 10.37 to the 10-Q filing for the quarter ended March 31, 2008, GA is currently providing Oceanic with legal and litigation management services related to Oceanic’s litigation over oil and gas rights in the East Timor Sea, on an as-requested basis. The Company expensed $9,231 for the nine months ended September 30, 2008 under this agreement.
Oceanic currently leases office space at 7800 East Dorado Place, Suite 250, Englewood, CO 80111 from Sorrento West Properties, Inc., a related company. The Company believes that, with respect to the lease, it obtained terms no less favorable than those that could have been obtained from unrelated parties in arms-length transactions. The initial lease entered into on September 1, 2000, which was amended in January 2008 to increase the rentable square footage from 4,990 to 5,191 square feet has been extended to October 31, 2009 with two additional one-year options. The office lease provides for additional rent to cover the tenant’s pro-rata share of insurance, taxes, common area maintenance and other charges. This maintenance charge is subject to change annually. The Company also subleases 940 square feet from Cordillera. This sublease has been extended to March 31, 2010 at an annual cost of $12.00 per square foot. Rent expense, including a prorated share of building operating expenses, for the nine months ended September 30, 2008 and 2007 was $65,159 and $62,371, respectively.

On March 7, 2007, the Company established a line of credit with NWO Resources, Inc. (NWO), Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing was extended to March 31, 2009. As of September 30, 2008 and November 13, 2008, $1,300,000 was outstanding under this line of credit. Additional accrued interest of $19,542 and $30,664 was accrued at September 30, 2008 and November 13, 2008, respectively, on the outstanding balances at an interest rate of 2% over prime-lending rate in effect on the date of each draw against the line of credit.
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
The following discussion and analysis should be read in conjunction with Oceanic’s condensed consolidated financial statements and notes thereto for the respective periods ended December 31, 2007 and September 30, 2008 and 2007.
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
Cash Flow. Cash used in operating activities was $1,823,303 for the first nine months of 2008 compared to $1,408,176 in the first nine months of 2007. During the nine months ended September 30, 2008 and 2007, Oceanic made actual cash payments of $972,133 and $466,511, respectively, mostly related to litigation and professional activities in Australia and the Timor Gap area. An additional $593,286 of expenses were accrued and remained unpaid as of September 30, 2008. These costs are included in exploration expense. Exploration expenses have increased in 2008 compared to the same period in 2007, primarily because of the increase in litigation-related expenses resulting from the unfavorable final judgment rendered by the Texas Federal Court, the subsequent notice of appeal to the United States Court of Appeals for the Fifth Circuit, the filing of the Company’s Opening Brief on August 19, 2008 and the Company’s October 21, 2008 Reply Brief. Until the lawsuit is finally resolved, litigation charges recorded as exploration expenses will continue to be high and will use most of Oceanic’s cash resources. Cash flows from financing activities are the borrowings from the note payable to NWO totaling $1,300,000. The first nine months of 2008 ended with a net decrease in total cash of $532,444 including cash used for the purchase of fixed assets totaling $9,141 and in addition to the operating cash outlays.
Oceanic had $380,228 in cash and cash equivalents at September 30, 2008 compared with $912,672 at December 31, 2007. At September 30, 2008, the Company had an account receivable from affiliates of $67,735, which the Company anticipates will be paid in full. The Company had a negative working capital of $(1,892,350) at September 30, 2008 compared to a positive working capital of $109,033 at December 31, 2007. Negative working capital occurs when current liabilities exceed cash and current assets. This decrease of $(2,001,383) in working capital from December 31, 2007 to September 30, 2008 was primarily a result of litigation expenses associated with the lawsuit.
On March 7, 2007, the Company established a line of credit with NWO Resources, Inc. (NWO), Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing was extended to March 31, 2009. As of November 13, 2008, $1,300,000 of principal was outstanding under this line of credit. An additional $19,542 was accrued for at September 30, 2008.
At the projected level of cash expenditures, the Company will need sources of additional funding. Oceanic is considering a rights offering or other equity offering to repay the line of credit and provide working capital. However, the Company’s ability to raise capital may be affected by the litigation described above. The Company believes that the cash on hand at November 13, 2008, and cash generated from 2008 revenues, plus draws from the line of credit and proceeds from a rights offering or other equity offering will be sufficient to fund operations beyond December 31, 2008.

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
Together, these management services provided all of Oceanic’s total revenue for the nine months ended September 30, 2008 and 2007.
Management Fee Revenue
For the nine months ended September 30,
(Unaudited)

	2008		2007
San Miguel Valley Corporation	$334,576	36%	$422,470	57%
Cordillera Corporation	$573,086	61%	$288,900	39%
Harvard International Resources, Ltd.	$26,370	3%	$26,651	4%

Total management fee revenue	$934,032		$738,021

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
(3) RESULTS OF OPERATIONS
Revenue. Management fee revenue for the nine months ended September 30, 2008 increased $196,011 or 27% compared to the nine months ended September 30, 2007. Monthly fees for the first nine months of 2008 increased for Cordillera by $284,186, decreased for San Miguel by $87,894 and decreased for HIRL by $281 for the same time period. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.
Although Oceanic is currently not directly involved in any other oil and gas exploration or production activities, the Company continues to evaluate potential exploration and production activities elsewhere in the world. The Company did not receive any revenue from oil and gas properties in 2007 and it is not currently conducting any activities that would result in oil and gas revenue in 2008.
Exploration Expenses. The Company continues to incur ongoing legal and professional fees associated with the litigation in the U.S. Federal Courts and the pursuit of possible opportunities in East Timor. During the nine months ended September 30, 2008 and 2007, the Company incurred total litigation expenses recorded as exploration expenses of $1,514,697 and $776,043, respectively.
In August 2001, Oceanic and Petrotimor commenced litigation in the Federal Court of Australia (Australian Federal Court) regarding the Timor Gap Concession. In February 2003, the Federal Court issued decisions that it lacked jurisdiction to hear the Company’s claims. As part of the Australian litigation, Oceanic was required to provide bank guarantees as security for costs. The Australian and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the guarantees. As of September 30, 2008, the Company had $359,219 ($437,506 in Australian dollars) on deposit with the Bank as collateral for the guarantees. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. This balance has been fully reserved against those legal charges. At the present time, the Company has been informed of the maximum amount which the defendants are requesting; but the Company is unable to quantify the total cost and expenses that may be assessed against it by the Court. The Company has established a reserve of $615,795 ($750,000 Australian dollars) for this potential payment, including the ANZ Bank deposit and an additional $256,577 in an accrued liability.
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
On May 15, 2008, the Company filed a Notice of Appeal in the litigation. On August 19, 2008, the Company filed its Opening Brief with the United States Court of Appeals for the Fifth Circuit (Court of Appeals). The defendants/appellees filed their Brief in response on October 6, 2008. The Company filed its Reply Brief on October 21, 2008. It is anticipated that the parties will present oral argument on their respective positions at a future date, after which they will await a decision by the Court of Appeals. The Company anticipates that if its appeal is successful, the defendants/appellees will continue to deny the allegations of the Second Amended Complaint and will otherwise vigorously defend against the Company’s claims. The Company understands that pursuing this lawsuit to its fullest extent could take substantial time by Company personnel, and the Company could incur substantial expense. However, the Company believes that the possibility of a favorable judgment justifies this substantial commitment of time and expense.
General and Administrative Expenses. Total general and administrative costs and expenses for the nine months ended September 30, 2008 increased by $70,029 or 6% from the same period in 2007. The largest changes between the two years were:
•	Officers’ fees increased by $45,000 from the prior year pursuant to the services agreement with GA for Stephen Duncan’s services.
•	Charges incurred to move the Company’s seismic tape inventory into the Company’s offices totaled $17,398.
•	Accounting and auditing fees increased by $8,675 resulting from the change in auditors plus an increase in tax preparation fees for the Company’s 2007 federal and state income tax returns.
Other Income and Expense. Interest income for the nine months ended September 30, 2008 is $25,186, which is $57,336 lower than the amount for the same period last year. This is because the Company did not have as much available cash to invest in the first nine months of 2008 as compared to the same period for 2007. In the nine months ended September 30, 2007, the Company earned interest on the remaining proceeds from the 2006 rights offering.
Interest expense at September 30, 2008 of $39,409 compared to $20,736 for the same period in 2007, is primarily from the United Kingdom estimated tax liability, which is accrued on the static principal balance.
Non-cash foreign exchange gains of $50,504 at September 30, 2008 versus $7,632 at September 30, 2007, resulted from the fluctuations in exchange rates in 2008 and 2007 between the U.S. dollar, the British pound, the Euro and the Australian dollar.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, the Company believes their internal controls over financial reporting were effective as of September 30, 2008.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceeding developments in 2007 were reported in the December 31, 2007 Form 10-K. See the ‘Pending Litigation’ section in Footnotes (2) and (3) and in Management’s Discussion and Analysis (3) above for activity through November 13, 2008.
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
(1) MATERIAL NET LOSSES
The Company has suffered recurring material net losses and losses from operations during the most recent interim period and in recent fiscal years. Net losses for the nine months ended September 30, 2008 and 2007 were $(1,936,709) and $(1,260,041), respectively. Oceanic’s stockholders’ equity decreased from a negative ($716,926) at December 31, 2007 to a negative $(2,653,635) as of September 30, 2008. If the Company continues to incur significant expenses for the East Timor litigation, the Company expects significant losses to continue.
(2) NEED FOR ADDITIONAL FINANCING
The Company will need additional financing. During the first nine months of 2008, Oceanic used $1,823,303 more cash than it generated from operations and ended the third quarter with a negative stockholders’ equity of $(2,653,635). The Company’s current operations are financed with a line of credit with NWO Resources, Inc. (NWO). However, Oceanic is considering a rights offering or other equity offering to repay the line of credit, provide working capital and fund on-going litigation costs.

(3) EAST TIMOR LITIGATION
On April 16, 2008 the Texas Federal Court issued an Opinion on Dismissal and an Interlocutory Order on ConocoPhillips’ Motion for Judgment on the Pleadings and related motions from Oceanic, providing that Oceanic take nothing from defendants. On April 22, 2008, the Texas Federal Court entered a Final Judgment in Oceanic’s East Timor litigation dismissing the case. The Company filed a Notice of Appeal to this Final Judgment in the United States Court of Appeals for the Fifth Circuit on May 15, 2008. On August 19, 2008, the Company filed its Opening Brief with the United States Court of Appeals for the Fifth Circuit (Court of Appeals). The defendants/appellees filed their Brief in response on October 6, 2008. The Company filed its Reply Brief on October 21, 2008. It is anticipated that the parties will present oral argument on their respective positions at a future date, after which they will await a decision by the Court of Appeals. Oceanic’s appeal may not be successful. If the appeal is successful, significant additional proceedings will be required in the litigation.
The Company understands that pursuing this lawsuit to its fullest extent in 2008 could take substantial time by Company personnel, and the Company could incur substantial expense. Additional resources may be required in connection with this litigation. The Company cannot be certain that its resources in the future will be sufficient to satisfy expenditures it is required to make in its business.
If the Company is unsuccessful in its appeal, does not receive damages for its claims, and does not achieve recognition in East Timor, it may have no further interest in East Timor and will have incurred substantial legal and other expenses over a protracted period of time in trying to protect its rights. The defendants involved in the lawsuit have substantial resources, and the Company expects them to continue to contest its claims. While the Company believes in the merits of the claims which it has asserted, the ultimate outcome cannot be determined at this time. Ultimately, the Company must obtain a favorable outcome of the lawsuit or achieve recognition of its rights by the current government in East Timor in order to recover the benefits of its concession in East Timor. There is no assurance the Company will be successful in the lawsuit.
Even if the Company is successful in obtaining recognition and entitlement to the benefits of the concession, the ultimate value of the concession cannot be determined at this time.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS OF SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits filed herewith are listed below and attached to this report. The ‘Exhibit Number’ refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit
10.39	Third Amendment to Office Building Lease
10.40	Amendment to Sublease Agreement
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Rule 13a-14(b) Certification of Officers
SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company
Date: November 13, 2008	/s/ Stephen M. Duncan
Stephen M. Duncan — President

Date: November 13, 2008	/s/ Lori A. Brundage
Lori A. Brundage — Chief Financial Officer