Form 10-K
period 2008-12-31
OCEANIC EXPLORATION CO
filed 2009-03-31
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0625 Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “non-accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The registrant had 59,688,881 shares of common stock outstanding at March 31, 2009.
Documents incorporated by reference:
None

PART I
Unless otherwise indicated, “The Company,” “we,” “our,” “us” and “Oceanic” are used in this report to refer to the businesses of Oceanic Exploration Company and its consolidated subsidiaries. Items 1 and 2, Business and Properties, contain forward-looking statements including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “forecasts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “should,” “goal,” “may,” “anticipates,” “estimates” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information.
ITEM 1. BUSINESS
CORPORATE STRUCTURE
Oceanic Exploration Company (Oceanic or the Company) was incorporated as a Delaware corporation in December 1968. With our subsidiaries, Oceanic International Properties Corporation (OIPC) and Petrotimor Companhia de Petróleos, S.A. (Petrotimor), the Company has historically engaged in the business of acquiring oil and gas concessions covering large blocks of acreage in selected locations around the world. The term ‘concession’ means exploration, development and production rights with respect to a specific area. Rights may be created by agreement with a government, governmental agency or corporation. After the Company obtains those rights, we conduct exploration activities on that property, including seismic and other geophysical evaluation and exploratory drilling where appropriate. Oceanic did not conduct any exploration activities and did not receive any revenue from oil and gas properties in 2008. The Company is actively pursuing legal claims arising from the alleged misdeeds of certain ConocoPhillips companies that prevented the Company from competing for rights to explore for and produce oil and gas within the ‘Timor Gap’ which is located between East Timor and Australia. The Company was also granted an oil and gas concession in 1974 in the Timor Gap. That concession is disputed and has yet not been recognized by the government of East Timor.
Oceanic also provides management services to various entities with which our Chairman of the Board of Directors and Chief Executive Officer is affiliated. The Company provides:
•	management, administrative and bookkeeping services to San Miguel Valley Corporation (San Miguel);
•	management, administrative and professional services to Cordillera Corporation (Cordillera); and
•	consulting services, including monitoring exploration and production activities on a world-wide basis to identify potential investment opportunities for Harvard International Resources Ltd. (HIRL).
Together, these management services provided substantially all of the Company’s total revenue in 2008.
As of December 31, 2008, Oceanic had nine employees in Colorado who provide general and administrative services to the oil and gas operations and/or management services to San Miguel and Cordillera. The corporate offices are located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111 and the telephone number is (303) 220-8330.
Mr. James N. Blue is Chairman of the Board of Directors and Chief Executive Officer of Oceanic and also serves as Chairman of the Board of Directors and President of NWO Resources, Inc. NWO Resources, Inc. (NWO) owns approximately 89.2% of Oceanic common stock and is Oceanic’s largest shareholder. Mr. Blue is also Chairman of the Board of Directors, President and indirect beneficial owner of a majority of the common stock of Cordillera, the major stockholder of NWO.
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

(a) Litigation
On March 1, 2004, Oceanic and Petrotimor filed suit in the United States seeking to recover damages relating to the disputed Timor Gap concession (the U.S. Timor Gap Litigation). See Item 3, ‘Pending Litigation.’ On March 1, 2005, Oceanic filed an amended complaint reflecting claims that the misdeeds of the defendants effectively prevented the Company from competing for rights to explore for and produce oil and gas within the Timor Gap. Preparation and prosecution of the lawsuit have been the primary cause of major expenditures for 2008 and we anticipate this lawsuit will continue to be our primary cause of expenditures for 2009. A substantial portion of the Company resources expended in 2008 has been in connection with this litigation. See Item 3, ‘Pending Litigation.’
(b) Management Services
Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel, a real estate company. Oceanic also provides management, professional and administrative services to Cordillera, a holding company. Oceanic’s employees are responsible for the day-to-day management of real estate and other activities of Cordillera. Oceanic’s subsidiary, Petrotimor, provides exploration and consulting services to HIRL, a related company. These contracts have no contractual termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring 60 days’ termination notice. Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, James N. Blue, is affiliated with each of these corporations.
Management Fee Revenue

	2008		2007		2006
San Miguel Valley Corporation	$446,580	37%	$555,760	55%	$591,720	56%
Cordillera Corporation	735,600	60%	413,400	41%	438,060	41%
Harvard International Resources, Ltd.	33,870	3%	35,816	4%	33,685	3%

Total management fee revenue	$1,216,050		$1,004,976		$1,063,465

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense. This charge is calculated annually. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These other expenses totaled $3,870 for 2008, $5,816 for 2007 and $3,685 for 2006. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Effective June 30, 2007, the Company entered into a Services Agreement with General Atomics (GA), a company controlled by Oceanic’s Chairman of the Board of Directors and Chief Executive Officer. This agreement specifies that Oceanic will pay GA for the services of Stephen M. Duncan to serve as President of the Company at a fixed rate of $7,500 per month. The agreement has no contractual termination date, but can be terminated with 30 days’ notice by either party. The Company recorded expenses of $90,000 and $45,000 in 2008 and 2007, respectively, for payments made to GA for Stephen M. Duncan’s services.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to Timor Gap matters. On September 1, 2002, the Company entered into a Services Agreement with Cordillera. This agreement, as amended, stated that Oceanic would compensate and reimburse Cordillera for Karsten Blue’s services at the rate of $1,467 per week, not to exceed $76,260 per year, and for any reasonable out-of-pocket business expenses incurred in connection with these activities. This contract ended on July 31, 2007 and was replaced with a new contract with GA. The new contract specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. The Company expensed $78,000 in 2008, $76,915 in 2007 and $76,337 in 2006 for Karsten Blue’s services.
(c) Oil and Gas
Currently, Oceanic is not conducting any oil and gas exploration or production activities. The Company has not received any significant revenue from oil and gas properties since 2000. Other than the potential recovery of damages from the U.S. Timor Gap Litigation, the Company is currently not conducting any activities that would result in material oil and gas revenue in 2009. See Item 3, ‘Legal Proceedings.’
When exploration or production activities occur, Oceanic conducts operations either directly or through subsidiaries. Historically, when a discovery of oil or gas occurs, the Company pursued the development of reserves and the production of oil or gas to the extent considered economically feasible by farming out, or selling, a portion of our interest in the discovery to finance development. Property interests are located in the North Aegean Sea, offshore Greece, in the East China Sea and in the Timor Gap. Since 1994, Oceanic has not been able to participate in exploration and development in any of these areas for various reasons.

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
The Company usually obtains concessions directly from a government or governmental agency. Oceanic then typically enters into arrangements with other participants whereby it receives cash payments and has its share of exploration expenditures paid (either before or after being expended) in whole or in part by other participants.
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
GOVERNMENTAL APPROVALS AND REGULATIONS
Other than obtaining the concessions from foreign and U.S. governments for oil and gas exploration, no material governmental approvals are required for Oceanic’s business. Oceanic has filed for East Timor governmental approval of the expansion of its East Timor concession. See Item 2, ‘Description of Property under Commercial Opportunity in the Timor Gap’ for additional details. Currently, no development is occurring on any of the Company’s oil and gas concessions. Historically, Oceanic has entered into participation agreements with other entities who conduct exploration and drilling activities. Such other entities obtain any governmental approvals and comply with any governmental regulations required to conduct such activities. Currently, neither Oceanic nor any of its participation partners are conducting any development activity on any of our properties.
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
(a) Material Net Losses
The Company has suffered recurring material net losses and losses from operations during the most recent interim period and in recent fiscal years. Net losses for the years ended December 31, 2008 and 2007 were ($2,263,483) and ($1,729,132), respectively. Our stockholders’ equity decreased from $(716,926) at December 31, 2007 to ($2,980,409) as of December 31, 2008. As long as we are incurring significant expenses for the Timor Gap litigation, the Company expects significant losses to continue in 2009.
(b) Need for Additional Financing
The Company may need additional financing. During 2008 Oceanic used $749,814 more cash than we generated and ended the year with a deficit in stockholders’ equity of ($2,980,409). Our current operations are being financed with a line of credit from NWO Resources, Inc. In the long term, we may need additional financing to repay the NWO line of credit and to fund operations. At the present time, we have no agreement or commitment to obtain such financing, and the Company may not be able to obtain financing on terms favorable to the current shareholders.

(c) Revenue from Related Parties
Our only significant revenue in fiscal years 2008, 2007 and 2006 was from management services to related parties. The Company provides management and other services to San Miguel, Cordillera and HIRL. The contracts with each company do not provide for an end date but most do contain a clause requiring 60 days’ termination notice. Each of these companies is a related party. There is no assurance that the management services agreements will continue in the future. There is no independent competition for the management services activities, but each of the related parties to which Oceanic provides services could elect to hire or have its own employees provide those services.
(d) Oil and Gas Operations
Currently, the Company has no oil and gas operations or revenues, but has increasing costs charged to exploration expenses which are primarily legal and professional expenses related to the U.S. Timor Gap Litigation. Oceanic has not generated any material revenues from oil and gas operations for the past seven fiscal years, and there is no assurance that oil and gas revenue will be generated in the future. Currently, the Company is actively pursuing legal claims arising from the alleged misdeeds of certain ConocoPhillips companies that prevented the Company from competing for rights to explore for and produce oil and gas within the Timor Gap. During the years ended December 31, 2008 and 2007, Oceanic paid expenses of $1,635,583 and $813,307, respectively, specifically pursuing these claims. We expect that expenses relating to the claims will continue to be significant until our litigation is resolved.
(e) Price Volatility and Foreign Risks
Oil and gas exploration activities, especially in foreign areas, are subject to a wide variety of risks that affect not only the concessions themselves but also their salability (whether of partial interests or otherwise) to third parties. The industry is also subject to fluctuations in the price of and the demand for oil and gas.
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
Certain of our properties, including those in Greece, Taiwan and the Timor Gap, are subject to current disputes between foreign governments that have essentially, in addition to our lack of funds, precluded development of those properties. There is no assurance that such disputes will be resolved in a timely manner.

(f) Principal Stockholder and Conflicts of Interest with Affiliates
Our principal stockholder, NWO, currently owns 89.2% of our common stock. Oceanic’s Chairman of the Board of Directors and Chief Executive Officer is also Chairman of the Board of Directors, President and the indirect beneficial owner of a majority of the common stock of Cordillera, which is the major stockholder of NWO. He is also the Chairman of the Board and President of NWO.
There have been material transactions between us and our management and their affiliates, some of which cannot be deemed to have been the result of arm’s length negotiations. Oceanic provides management services to Cordillera and San Miguel and consulting services, including monitoring exploration and production activities on a worldwide basis to identify potential investment opportunities for HIRL. Oceanic’s Chairman of the Board of Directors and Chief Executive Officer is affiliated with each of these corporations. He receives officer’s fees of $5,000 per month for his services as Chairman of the Board of Directors and Chief Executive Officer of Oceanic. He is President and a Director of NWO, and Chairman of the Board of Directors, President and an indirect beneficial owner of a majority of the common stock of Cordillera, a related party and a principal source of our current management revenue. Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, performs services for Oceanic with respect to Timor Gap matters on a monthly basis for which Oceanic pays his employer, General Atomics, $6,500 per month. Karsten Blue provides and will continue to coordinate various activities relating to Timor Gap matters. These include coordinating with legal counsel and meeting with business and governmental advisors.
Oceanic also has a $4,000,000 promissory note establishing a line of credit with NWO, our principal stockholder, which was established on February 28, 2008. The terms were not negotiated at arm’s length.
We lease our office building in Englewood, Colorado from a company indirectly owned and controlled by our Chairman of the Board of Directors and Chief Executive Officer. See ‘Certain Relationships and Related Transactions’ for further information about these conflicts.
(g) Penny Stock Rules
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
(h) Dividends
Oceanic uses all available funds for working capital purposes and has never paid a dividend. The Company does not anticipate paying dividends at the present time and is currently legally precluded from doing so. Any future payment of dividends by us is subject to the discretion of the Board of Directors.

(i) Significant Competition

The oil and gas industry is competitive, and Oceanic must compete with many long-established companies having far greater resources and operating experience. Furthermore, the demand for financing of oil and gas, mineral exploration and development programs is highly competitive and the Company competes for such financing with other larger exploration and development companies. The defendants in the U.S. Timor Gap Litigation have far greater resources than we have at the current time. We may not be able to fund the litigation to conclusion or settle the litigation on terms favorable to us; however, we intend to make every effort to do so. If the Company is awarded any oil an gas rights in the Timor Gap, or if such rights were otherwise recognized, then the Company believes that it would be able to obtain any necessary financing. We do not currently have any commitments for such financing.

(j) U.S. Timor Gap Litigation

No government of East Timor has recognized the concession, which granted to our 99%-owned subsidiary, Petrotimor Companhia de Petróleos, SA (Petrotimor) in December 1974 when East Timor was under Portugal’s administrative control. Regardless of the outcome of the U.S. Timor Gap Litigation, this concession may never be recognized by the government of East Timor. See Item 2, ‘Commercial Opportunity in the Timor Gap’ for additional details.

We may be unsuccessful with respect to the U.S. Timor Gap Litigation and pursuit of commercial opportunities in the Timor Gap. On April 22, 2008 the United States District Court for the Southern District of Texas entered a Final Judgment dismissing the case. We have appealed the dismissal to United States Court of Appeals for the Fifth Circuit. Our appeal of the dismissal may not be successful. Even if the case is remanded to the trial court for further proceedings, we may not ultimately succeed in those proceedings. See ‘Pending Litigation’ under Item 3, ‘Legal Proceedings.’

The Company understands that pursuing this lawsuit to its fullest extent in 2009 could take substantial time by Company personnel, and the Company could incur substantial expense. In the event that the United States Court of Appeals for the Fifth Circuit reverses the prior dismissal of the case and remands it for further proceedings, it is highly likely that additional resources and expenditures may be required in connection with this litigation. The Company cannot be certain that its resources in the future will be sufficient to satisfy expenditures it may be required to make in its business.

If we are unsuccessful in our legal proceedings and do not receive damages for our claims, we may have no further interest in the Timor Gap and will have incurred substantial legal and other expenses over a protracted period of time in trying to protect our rights. The U.S. Timor Gap Litigation defendants have substantial resources, and we expect them to continue to contest our claims. While we believe in the merits of our claims, the ultimate outcome cannot be determined at this time. Ultimately, we must obtain a final judgment or settlement of the lawsuit in order to recover any benefits in connection with our interests in the Timor Gap. There is no assurance we will be successful in the lawsuit. Even if we are successful in our legal proceedings, the amount of damages that may be awarded cannot be determined at this time.

ITEM 2. PROPERTIES
Oceanic holds various interests in concessions or leases for oil and gas exploration that are described below. As reflected in the accompanying financial statements, the value of the Company’s remaining oil and gas properties has been fully expensed, depleted or reserved.
Currently, the Company is not conducting any exploration activities other than pursuing legal claims arising from the alleged misdeeds of certain ConocoPhillips companies that prevented the Company from competing for rights to explore for and produce oil and gas within the Timor Gap. Except for the Prinos Oil Field described below, no currently-held concessions have been developed into operational oil or gas fields by Oceanic or its partners.
Greece
Prior to March 1999, Oceanic owned a 15% net profits interest in an oil and gas concession in areas totaling approximately 430,000 acres in the North Aegean Sea, offshore Greece. Included in this were ‘development areas’ for the Prinos Oil Field covering 23,390 gross acres and for the Kavala Gas Field covering 11,787 gross acres defined by the Greek government and given ‘development status.’ The term of each development license is 26 years, with an automatic 10-year renewal. The Company has a contractual right to a 15% interest in the remaining exploration area adjoining Prinos and South Kavala covering 153,316 acres and an exploration area east of Thasos Island covering an additional 243,367 acres.
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
In 2007, Greece and Turkey opened the first natural gas pipeline between the two countries. Greece and Turkey are still divided over territorial disputes in Cyprus and the Aegean Sea, where the concession is located. The Company is unable to assess, at this time, the potential impact that this may have on the concession.
Republic of China (Taiwan)
Oceanic holds a 22.23% working interest in a concession located north of Taiwan in the East China Sea, covering 3,706,560 gross acres. The exploration license for this concession had a nominal term extending to 1979, requiring exploration activity and minimum expenditures. Preparations for initial exploratory drilling were suspended in 1977 under a claim of force majeure, pending resolution of a territorial dispute among the Republic of China (Taiwan), the Government of Japan and the People’s Republic of China. An application has been made to the CPC Corporation, Taiwan for a continuation of the force majeure status for 2009. No approval has been received as of the date of this report. However, the Company continues communications with CPC Corporation, Taiwan to clarify the situation. Management has no reason to believe that the application will be denied, as it has never been denied in the past. But there is no assurance that the CPC Corporation, Taiwan will continue to suspend obligations under this concession in the future. If the force majeure were lifted, the exploration phase of the contract would be resumed subject to the threat of future cancellation in the event no commercial discovery is made.

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
In fiscal year 1994, the Company reported that the People’s Republic of China was indicating its intention to open up adjacent concession areas for bidding and that a resolution to the sovereignty issues might result. The Company is aware of no development that occurred in 2008 to indicate that the lifting of the current force majeure status is imminent. Management does not know when the sovereignty issues will be resolved, but expects that they may not be resolved in the foreseeable future. Oceanic intends to hold the concession for the life of the concession and cannot predict when further activity with respect to the concession may occur.
Timor Gap
In 1974, Petrotimor, a 99%-owned subsidiary of Oceanic, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million-acre area between East Timor and Australia in an area known as the ‘Timor Gap.’ At that time, Portugal was the internationally recognized sovereign over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976 Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.
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
The Timor Gap Treaty created a Joint Authority that purported to grant and enter into production sharing contracts with various companies who have carried out exploration activities in the joint zone of cooperation. According to the 2003 Annual Report of ConocoPhillips Petroleum Company, ConocoPhillips and other participants in the production sharing contracts discovered gas and gas condensate in the Timor Gap area that we claim. Their drilling in 1995 confirmed that the discovery extended across two production sharing contract areas designated as the Bayu-Undan field. ConocoPhillips and other participants are developing this field in two phases. As reported by ConocoPhillips in its December 31, 2007 and 2008 Forms 10-K, Phase 1 is a gas-recycle project, where condensate and natural gas liquids are separated and removed and the dry gas re-injected into the reservoir. This phase began production in February 2004, and averaged a net rate of 34,100 and 36,000 barrels of liquids per day in 2007 and 2008, respectively, from these reserves. The second phase involved the installation of a natural gas pipeline from the field to Darwin, Australia and construction of a liquefied natural gas facility located in Darwin. This will be used for the production, export and sale of the natural gas from the field, for gross contracted sales of up to 3 million tons of liquefied natural gas (LNG) annually for a period of 17 years to customers in Japan. ConocoPhillips subsequently reported that the construction of the LNG facility in Darwin was completed in 2006. It also reported that its net share of natural gas production from the Bayu-Undan field was 189 million cubic feet per day in 2007.
A portion of the area known as Greater Sunrise, which includes the Sunrise, Sunset and Troubadour areas, is also within the Timor Gap area claimed by Petrotimor and has substantial potential gas reserves. Woodside Energy Limited estimated reserves of 9.16 trillion cubic feet of gas in the Greater Sunrise Fields in November 2000. However, there can be no assurance that such amounts can be produced or recovered at an economical price. Oceanic estimates that approximately twenty percent (20%) of these reserves are located in Petrotimor’s Timor Gap concession.
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

Commercial Opportunity in the Timor Gap. Oceanic submitted an application for an Expansion of Seabed Concession to the transitional government of East Timor in October 2001 requesting that Petrotimor’s 1974 concession be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. The Company believes that, under international law, East Timor is entitled to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations Convention on the Law of the Sea. Oceanic believes that by so doing, East Timor could acquire jurisdiction over hydrocarbon reserves containing approximately 12 trillion cubic feet of natural gas and associated condensate based upon the Petroz N. L. and Woodside information.
Neither the transitional government, nor any subsequent East Timor government, has recognized Petrotimor’s concession in the Timor Gap. The Company has never received any formal response acknowledging the application for any Expansion of Seabed Concession. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a ‘senior East Timor government official’ stating that the government does not recognize this concession. Oceanic has not been officially advised of the status of the application or if the current East Timor government is even considering it. A formal response may never be issued, or the Company could receive an unfavorable response. Unless there is a change in the current government policy in East Timor, it is unlikely that the Company will pursue the application further.
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
On March 1, 2004, Oceanic and Petrotimor filed suit in United States District Court for the District of Columbia seeking damages suffered by both companies from the actions of ConocoPhillips, its subsidiaries and other defendants that relate to Oceanic’s interests in the Timor Gap. See Item 3, ‘Legal Proceedings.’
Other Property
Oceanic leased approximately 4,990 square feet of office space in an office building located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111. Sorrento West Properties, Inc., a related company, owns the office building. The lease was amended in January 2008 to extend the rentable square footage to 5,191 square feet. All other terms of the lease remain unchanged. The lease has been extended to October 31, 2009 at a rate of $16.50 per square foot. The Company also subleases 940 square feet of space from Cordillera in the same building. This sublease has been extended to March 31, 2010 at an annual cost of $12.00 per square foot. See Item 13, ‘Certain Relationships and Related Transactions.’ Our facilities are adequate for our current needs.
ITEM 3. LEGAL PROCEEDINGS
Australian Litigation
In 1974, Petrotimor, a 99%-owned subsidiary of Oceanic, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million-acre area between East Timor and Australia in an area known as the ‘Timor Gap.’ At that time, Portugal was the internationally recognized sovereign over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.
On December 11, 1989, Australia and Indonesia, ignoring Petrotimor’s rights under its concession from Portugal, signed the Timor Gap Treaty, purporting to create a joint zone of cooperation, whereby these two countries could control the exploration and development of hydrocarbons in an area over which both countries claimed rights. A portion of this area, designated as Zone A, falls largely within the area where Petrotimor holds rights under its concession agreement with Portugal. The treaty created a Joint Authority that purported to enter into production sharing contracts with various companies who have carried out exploration and production activities in the joint zone of cooperation.
During 1999, the people of East Timor voted for independence from Indonesia and the United Nations initiated a transition of East Timorese independence under the authority of the United Nations Transitional Administration in East Timor. East Timor became an independent nation on May 20, 2002.
On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the ConocoPhillips Petroleum companies operating within the Timor Gap. Oceanic and Petrotimor claimed that the Timor Gap Treaty and the related legislation of the Australian Parliament were void or invalid for a number of reasons. In 2003, the Federal Court of Australia issued decisions adverse to the Company, ruling that it lacked the jurisdiction to hear the claims made by Oceanic and Petrotimor. The Company’s appeal of those decisions was discontinued on February 5, 2004 when the Company determined that the most appropriate venue, under the circumstances, would be in the United States.

As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The National Australia Bank Ltd. in Sydney, Australia provided the necessary guarantees. As of December 31, 2008, the Company had $307,363 ($445,002 in Australian dollars) on deposit with the Bank as collateral for the Guarantees. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. Accordingly, this balance has been fully reserved against those legal charges. The Company has been informed by its legal counsel that the opposing parties have agreed to accept $552,560 ($800,000 in Australian dollars) for their costs. Accordingly, the Company has accrued an additional amount of $245,197 to cover the estimated full liability.
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
Pending Litigation
On March 1, 2004, Oceanic and Petrotimor filed a complaint in the United States District Court for the District of Columbia (DC Federal Court). Oceanic and Petrotimor, as plaintiffs, brought this action to redress the harm caused by the defendants’ (collectively including ConocoPhillips, Inc. and designated subsidiaries, the Timor Sea Designated Authority for the Joint Petroleum Development Area, the Timor Gap Joint Authority for the Zone of Cooperation, PT Pertamina and BP Migas) theft, misappropriation and conversion of oil and gas resources within the Timor Gap.
The Company filed a Second Amended Complaint (Complaint) with the DC Federal Court on March 1, 2005. The Complaint reflected claims that the misdeeds of the defendants effectively prevented the Company from competing for rights to explore for and produce oil and gas within the Timor Gap.
The Complaint alleges certain violations of the following United States statutes: Racketeer Influenced Corrupt Organizations Act (RICO), the Lanham Act and the Robinson-Patman Act. The Complaint contains additional claims of unjust enrichment, unfair competition, and intentional interference with the contract and with prospective economic advantage. The Complaint seeks damages of at least $10.5 billion dollars, as well as punitive costs. Based upon the RICO and anti-trust claims, Oceanic and Petrotimor also seek to recover treble damages, reasonable attorneys’ fees and statutory costs.
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
On April 5, 2007, a hearing was held before a presiding judge in the Texas Federal Court. In advance of said hearing, ConocoPhillips filed a motion for a stay of discovery and a motion for a judgment on the pleadings. On April 16, 2008, the Texas Federal Court issued an Opinion on Dismissal and an Interlocutory Order providing that Oceanic take nothing from defendants. On April 22, 2008, the Texas Federal Court entered a Final Judgment dismissing the case. On May 15, 2008, the Company filed a Notice of Appeal. On August 19, 2008, the Company filed its Opening Brief with the United States Court of Appeals for the Fifth Circuit (Court of Appeals). The defendants/appellees filed their Brief in response on October 6, 2008. The Company filed its Reply Brief on October 21, 2008. The parties will present oral arguments on their respective positions on March 30, 2009, after which they will await a decision by the Court of Appeals.

As stated in the Complaint, the Company has consistently proposed to locate liquefied natural gas facilities in East Timor which would significantly benefit the people of East Timor, yet the Company effectively has not been given an opportunity to compete for rights to explore for and produce oil and gas within the Timor Gap due to the alleged bribes and corruption. Under these circumstances, the Company believes there is substantially disputed evidence entitling it to the opportunity to prove its case at trial. The Company continues to believe that it has a persuasive case against the defendants based on the evidence.
The Company anticipates that the defendants will continue to deny the allegations of the Complaint and will otherwise vigorously defend against the Company’s claims. The Company understands that pursuing this lawsuit to its fullest extent in 2009 could take substantial time by Company personnel, and the Company could incur substantial expense. In the event that the United States Court of Appeals for the Fifth Circuit reverses the prior dismissal and remands it for further proceedings, it is highly likely that additional resources and expenditures may be required in connection with this litigation. The Company believes that the financial opportunity justifies this substantial commitment of time and expense.
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
As reported by the OTC Bulletin Board, the range of bid prices in Oceanic’s common stock over the fiscal years ended December 31, 2008, 2007 and 2006 (which are not necessarily representative of actual transactions) is set forth below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2008		2007		2006
Three Months Ended	High	Low	High	Low	High	Low
March 31.10		.05	.50	.19	.34	.32
June 30.125		.05	.30	.17	.32	.25
September 30.07		.02	.25	.16	.32	.16
December 31.04		.015	.16	.08	.32	.18
The Company uses all available funds for working capital purposes and has never paid a dividend. It does not anticipate paying dividends in the future. As of March 30, 2009, the number of record holders of our common stock was 429.
Preferred Stock
Oceanic’s authorized capital stock also includes 600,000 shares of preferred stock, par value $10.00 per share. Our Board of Directors, without further action by the stockholders, is authorized to issue shares of preferred stock in one or more series and to determine the voting rights, preferences as to dividends, and the liquidation, conversion, redemption and other rights of each series. The issuance of a series with voting and conversion rights may adversely affect the voting power of the holders of common stock. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Oceanic without further action by shareholders. Currently, the Company has no plan to issue any shares of preferred stock.
Transfer Agent
The Company’s transfer agent is Bank of New York Mellon Corporation, 210 University Boulevard, Suite 200, Denver, CO 80206.

ITEM 6. SELECTED FINANCIAL DATA

DESCRIPTION	2008	2007	2006	2005	2004
Management revenue — related parties	$1,216,050	1,004,976	1,063,465	947,758	832,711
Net loss	$(2,263,483)	(1,729,132)	(2,489,509)	(2,198,179)	(2,739,813)
Basic loss per common share	$(.04)	(.03)	(.05)	(.05)	(.08)
Weighted average number of shares outstanding	59,688,881	59,688,881	49,017,648	40,688,881	35,855,920
Total assets	$239,490	949,921	3,028,827	117,487	879,922
Total stockholders’ (deficit) or equity	$(2,980,409)	(716,926)	1,012,206	(2,527,984)	(329,805)
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

Oceanic and NWO have executed that same tax-sharing agreement. To calculate its tax provision, Oceanic first estimates what its taxes would have been if NWO did not file a consolidated return with Oceanic. This specifically includes an estimate of Oceanic’s share of book-tax differences, which apply ratably to all NWO subsidiaries. The provision will include a tax benefit from losses to the extent of previous profits, but only to the extent such profits were included in the NWO consolidated return. To the extent a tax benefit for Oceanic losses has not been previously allowed, and Oceanic has profits in a future year, the benefit of the loss will be included in the provision to the extent the loss would provide a tax benefit to Oceanic on a stand-alone basis and to the extent that the prior year tax losses could be carried forward under United States tax rules.
Because it cannot be accurately determined when or if Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the years ended December 31, 2008, 2007 and 2006.
New Accounting Pronouncements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities, and gives the lowest priority (“Level 3”) to unobservable inputs. The adoption of SFAS No. 157 did not have a significant effect on the Company’s consolidated financial statements.
Also, effective January 1, 2008, the Company adopted Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value measurement by permitting items at fair value that are not currently required to be measured at fair value. We did not elect the fair value option for any of our financial assets or liabilities.
In December 2007, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141 (R)”), to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination. SFAS No. 141 (R) is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The adoption of the provisions of SFAS No. 141 (R) is not anticipated to materially impact the Company’s consolidated financial statements.
In December 2007, the FASB also released Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, including an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years after December 15, 2008. The adoption of the provisions of SFAS No. 160 is not anticipated to materially impact the Company’s consolidated financial statements.
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

Cash Flow
Cash used in operating activities during the years ended December 31, 2008, 2007 and 2006 was $2,640,673, $2,068,237 and $1,713,877, respectively. Ongoing litigation expenses have been substantial. During the years ended December 31, 2008, 2007 and 2006, Oceanic paid expenses of $1,635,583, $813,307 and $1,142,450, respectively, related to the U.S. Timor Gap Litigation expenses and other expenses of its subsidiary, Petrotimor. These expenses are included in exploration expenses. These costs continued to be high in 2008 because of ongoing litigation and research. Litigation costs attributable to the U.S. Timor Gap Litigation will continue to be charged to exploration expenses in 2009. It is expected that these expenses and cash requirements will increase in 2009 in anticipation of certain judicial decisions.
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
Oceanic had a negative net working capital of $(2,371,887) at December 31, 2008, including $162,858 in cash and short-term investments. This compares with a positive net working capital at December 31, 2007 and 2006 of $109,033 and $1,798,951, respectively. The decrease in working capital of $2,480,920 from 2007 to 2008 resulted, in part, from payment of $1,635,583 of expenses specifically related to the U.S. Timor Gap Litigation plus general office expenses. The decrease in working capital of $1,689,918 from 2006 to 2007 resulted, in part, from payment of $813,307 of expenses specifically related to the Timor Gap lawsuit plus general office expenses.
In 2005, the Company established a line of credit with NWO, Oceanic’s principal shareholder, evidenced by a promissory note in the amount of $2,000,000 at an interest rate of 2% over the prime rate with repayment due on or before March 6, 2006. In addition, NWO committed to increase the line of credit to $4,000,000 under certain circumstances. These circumstances occurred, and the promissory note was increased to $4,000,000 with a due date of March 6, 2007. On July 24, 2006, after the termination of the rights offering, the Company paid the note and accrued interest in full, paying NWO $2,569,456 in principal and interest as of that date. The 2005 line of credit was then terminated.
On March 7, 2007, the Company established a new line of credit with NWO, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. As of March 27, 2009, the Company has borrowed $2,400,000 plus accrued interest of $80,640 under this line of credit.
At the projected level of cash expenditures, the Company may need sources of additional funding in 2009. The Company believes that the cash on hand at December 31, 2008, plus cash generated from 2009 revenues and the proceeds from this line-of-credit will be sufficient to fund operations beyond December 31, 2009. The Company is evaluating other potential financing sources for long-term capital. At this time, the Company has no firm commitments for the provision of long-term capital. The status of Oceanic’s current litigation may substantially affect our need for and ability to raise capital.
Revenue
Oceanic provides management services to various entities with which our Chairman of the Board of Directors and Chief Executive Officer is affiliated. Services provided are:
•	management, administrative and bookkeeping services to San Miguel Valley Corporation (San Miguel);
•	management, administrative and professional services to Cordillera Corporation (Cordillera); and
•	consulting services, including monitoring exploration and production activities on a worldwide basis to identify potential investment opportunities for Harvard International Resources Ltd. (HIRL).
Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense. This charge is calculated annually based upon the prior year’s costs. All expenses are billed at cost. The purpose of the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved. Together, these management services provided virtually all of Oceanic’s revenue for the years ended December 31, 2008, 2007 and 2006.

Management Fee Revenue

	2008		2007		2006
San Miguel Valley Corporation	$446,580	37%	$555,760	55%	$591,720	56%
Cordillera Corporation	735,600	60%	413,400	41%	438,060	41%
Harvard International Resources, Ltd.	33,870	3%	35,816	4%	33,685	3%

Total management fee revenue	$1,216,050		$1,004,976		$1,063,465

Revenue earned from management fees increased by $211,074 from 2007 to 2008. The revenue from San Miguel decreased approximately $9,098 per month from 2007 to 2008 and approximately $2,997 per month from 2006 to 2007 due to decreased management and legal time requirements. Even though Cordillera management fees decreased approximately $2,055 per month from 2006 to 2007, there was an increase of approximately $26,850 per month from 2007 to 2008. This variance is due to a change in upper management for Cordillera and its activities requiring more time. The consulting revenue from HIRL remained the same at $2,500 per month. Any charges above this relate to actual research and bills being charged to HIRL by Petrotimor.
Because the level of service is dependent upon the needs of each company and available employees, it is normal to see fluctuations from year to year. The Company’s Chairman of the Board and Chief Executive Officer is affiliated with each of these corporations. See Item 13, ‘Certain Relationships and Related Transactions.’ Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense.
Results of Operations
The increase in management fees revenue of $211,074 for the year ended December 31, 2008 compared to the year ended December 31, 2007 was due to an increase in monthly management fees from Cordillera offset by a small decrease in monthly management fees from San Miguel. The decrease in management fee revenue from 2006 to 2007 of $58,489 was a result of a decrease in monthly fees from both San Miguel and Cordillera. These changes from year to year are directly proportional to the time required for the management services and administrative duties required by these companies.
Total costs and expenses for the year ended December 31, 2008 increased $751,096 or 26% in total compared to costs and expenses for the year ended December 31, 2007. Ongoing expenses pertaining to Petrotimor, charged to exploration expense, totaled $1,779,648 during the year ended December 31, 2008. This compares to $1,100,887 during the year ended December 31, 2007. This is an increase of $678,771 or 62%. The majority of this increase is due to additional costs incurred during the appeal process for our lawsuit. In comparison, total costs and expenses for the year ended December 31, 2007 decreased by $607,022 or 18% compared to the year ended December 31, 2006. Ongoing expenses pertaining to Petrotimor, charged to exploration expense, decreased by $692,628 in 2007 when compared to the same period in 2006. Litigation expenses were higher in 2006 than in 2007 due to pre-trial discovery. It is expected that the litigation expenses will increase in 2009 depending on the result of certain judicial decisions.
Amortization and depreciation expense for the year ended December 31, 2008 increased by $122 from 2007 due to the purchase of shelving units for Oceanic’s seismic tape library. Amortization and depreciation expense for the year ended December 31, 2007 increased by $826 from 2006 due to the purchase of office furniture and two desktop computers.

Total general and administrative costs for the year ended December 31, 2008 increased by $72,408 or 4%, from the year ended December 31, 2007. In 2008, Mr. Duncan’s compensation, payable to General Atomics, of $90,000 included the full year of costs. However, 2007 included only $45,000, which was six months of costs. This increase of $45,000 in addition to costs of $21,590 for the relocation and storage of our seismic data tape library are the primary cause of the increase from 2007 to 2008.
Total general and administrative costs for the year ended December 31, 2007 increased from December 31, 2006 by $105,808, or 7%. Once again, since six months of Mr. Duncan’s compensation was incurred for the last half of 2007, general and administrative costs increased by $45,000 over 2006 amounts. Other salaries, benefits and taxes increased by approximately $32,903 as a result of general increases. Contract services increased in 2007 by approximately $7,100 from 2006, primarily because of increased consulting fees in documentation and testing required by the Sarbanes Oxley legislation. Directors’ fees increased in 2007 by $5,232 because of the addition of one paid director, effective March 1, 2007. Travel expenses increased by approximately $6,100 from officers’ and directors’ trips to Colorado and California.
Other income and expense for the year increased from income of $104,135 for 2007 to income of $109,806 for 2008. The major reason for this increase is due to net foreign exchange gains of approximately $123,300. This increase was offset by a decrease in interest income from 2007 to 2008 of approximately $74,400 and an increase in interest expense of approximately $43,300. Oceanic experienced a significant foreign exchange gain in 2008 relating to the United Kingdom tax liability as the US dollar gained strength against the British pound. The change in the United Kingdom tax liability includes a $234,500 foreign exchange translation gain offset by accrued interest expense of approximately $23,600. This net exchange translation gain was offset by foreign exchange translation losses incurred relating to our cash deposit in Australia and our bank account in Portugal. These losses were due to the US dollar declining against the Australian dollar and the Euro. The changes in interest income and interest expense from 2007 to 2008 are due to lower cash reserves in 2008 and required funding from the NWO line of credit.
Other income and expense for the year ended December 31, 2007 increased from expense of ($107,709) for 2006 to income of $104,135 for 2007. Interest income increased by $19,934 during 2007 because the Company had more available cash invested, remaining from the 2006 rights offering. Interest expense decreased by approximately $99,000 because the line of credit payable to NWO Resources, Inc. was paid in full in July 2006. The change in the United Kingdom taxes payable includes $26,089 of accrued interest off-set by a non-cash gain of $15,400 resulting from the US dollar increasing slightly in value when compared to the British pound. Other non-cash foreign currency losses of approximately $42,100 for 2007 were a result of the US dollar losing value when compared to the Euro and Australian dollar at the same time in 2006.
At December 31, 2008, the Company had a stockholders’ deficit of $2,980,409 partially resulting from the 2008 net loss of $2,263,483. The Company also had a stockholders’ deficit of $716,926 at December 31, 2007. As of December 31, 2008 and 2007, the Company’s liabilities exceeded the book value of its assets, net of allowances and reserves, by these respective amounts. Negative equity in 2008 and 2007 resulted from funds which were used for the litigation relating to the Timor Gap. These are expenses and do not create assets with book value. The deficit in stockholders’ equity can be expected to continue to the extent that future litigation costs are financed through the NWO line of credit or other debt instruments. At December 31, 2006, the Company had a positive value in stockholders’ equity of $1,012,206. During 2006, the Company offered additional shares of stock to its shareholders as a means of raising additional capital. This resulted in a positive balance in stockholders’ equity.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for OCEANIC EXPLORATION COMPANY

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(With Reports of Independent Registered Public Accounting Firms Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Oceanic Exploration Company and Subsidiaries
We have audited the accompanying consolidated balance sheet of Oceanic Exploration Company (a Delaware corporation) and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oceanic Exploration Company and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Ehrhardt Keefe Steiner Hottman PC
Denver, Colorado
March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Oceanic Exploration Company and Subsidiaries
We have audited the accompanying consolidated balance sheet of Oceanic Exploration Company (a Delaware corporation) and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oceanic Exploration Company and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
Grant Thornton LLP
Cleveland, Ohio
March 14, 2008

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS
Cash, unrestricted	$162,858	$912,672
Due from affiliates	13,191	10,457
Prepaid expenses and other	40,567	7,485

Total current assets	216,616	930,614

Oil and gas property interests (note 7)	—	—

Furniture, fixtures and equipment	73,390	64,249
Less accumulated depreciation	(50,516)	(44,942)

	22,874	19,307

Total assets	$239,490	$949,921

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$33,337	$32,915
Accrued expenses	363,947	496,609
Accrued expenses — security for legal costs (note 4)	245,197	292,057
NWO Resources, Inc. notes payable, including accrued interest (notes 2 and 6)	1,946,022	—

Total current liabilities	2,588,503	821,581

United Kingdom taxes payable, including accrued interest	624,433	835,347
Other non-current liabilities	6,963	9,919

Total non-current liabilities	631,396	845,266

Commitments and contingencies (notes 2, 4, 5 and 10)	—	—

Total liabilities	3,219,899	1,666,847

Stockholders’ deficit (note 3)
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 100,000,000 shares; 59,688,881 shares issued and outstanding	3,730,555	3,730,555
Capital in excess of par value	8,165,609	8,165,609
Retained deficit	(14,876,573)	(12,613,090)

Total stockholders’ deficit	(2,980,409)	(716,926)

Total liabilities and stockholders’ deficit	$239,490	$949,921

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Revenue:
Management revenue — related parties	$1,216,050	$1,004,976	$1,063,465

Costs and expenses:
Exploration expenses (notes 4 and 7)	1,804,141	1,125,575	1,839,231
Amortization and depreciation	5,574	5,452	4,626
General and administrative	1,779,624	1,707,216	1,601,408

	3,589,339	2,838,243	3,445,265

Operating loss	(2,373,289)	(1,833,267)	(2,381,800)

Other income (expense):
Interest income and realized gains	30,667	105,047	85,113
Interest expense and financing costs	(70,889)	(27,595)	(126,630)
Foreign currency gains (losses)	150,028	26,683	(66,192)

	109,806	104,135	(107,709)

Loss before income taxes	(2,263,483)	(1,729,132)	(2,489,509)

Income tax expense (notes 5 and 7)	—	—	—

Net loss	$(2,263,483)	$(1,729,132)	$(2,489,509)

Basic and diluted loss per common share	(.04)	(.03)	(.05)

Weighted average number of common shares outstanding	59,688,881	59,688,881	49,017,648
See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ (Deficit) Equity
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Common stock:
Balance, beginning of year	$3,730,555	$3,730,555	$2,543,055
Common stock issued in connection with rights offering (note 3)	—	—	1,187,500

Balance, end of year	$3,730,555	$3,730,555	$3,730,555

Capital in excess of par value:
Balance, beginning of year	$8,165,609	$8,165,609	$3,323,410
Additional paid in capital from rights offering, net of related costs (note 3)	—	—	4,842,199

Balance, end of year	$8,165,609	$8,165,609	$8,165,609

Retained deficit:
Balance, beginning of year	$(12,613,090)	$(10,883,958)	$(8,394,449)
Net loss	(2,263,483)	(1,729,132)	(2,489,509)

Balance, end of year	$(14,876,573)	$(12,613,090)	$(10,883,958)

Total stockholders’ (deficit) equity	$(2,980,409)	$(716,926)	$1,012,206

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(2,263,483)	$(1,729,132)	$(2,489,509)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	5,574	5,452	4,626
Loss on disposal of assets	—	—	4,659
Accrued interest payable to NWO Resources, Inc.	46,022	—	—
Changes in operating assets and liabilities
(Increase) decrease in due from affiliates	(2,734)	4,217	4,020
(Increase) decrease in prepaid expenses and other assets	(33,082)	1,000	(1,000)
Increase (decrease) in accounts payable	422	(403,572)	344,354
(Decrease) increase in accrued expenses	(132,662)	5,228	282,252
(Decrease) increase in security for legal costs	(46,860)	9,732	9,217
(Decrease) increase in United Kingdom taxes payable, including accrued interest payable	(210,914)	41,488	118,993
(Decrease) increase in other noncurrent liabilities	(2,956)	(2,650)	8,511

Net cash used in operating activities	$(2,640,673)	$(2,068,237)	$(1,713,877)

Cash used in investing activities:
Purchase of fixed assets	(9,141)	(5,076)	(17,366)

Net cash used in investing activities	$(9,141)	$(5,076)	$(17,366)

Cash flows from financing activities:
Increase in NWO Resources, Inc. note payable, including accrued interest payable	1,900,000	—	1,177,279
Repayment of note payable to NWO Resources, Inc., including accrued interest payable	—	—	(2,569,456)
Proceeds from rights offering, net	—	—	6,029,699

Net cash provided by financing activities	$1,900,000	$—	$4,637,522

Net increase (decrease) in cash	$(749,814)	$(2,073,313)	$2,906,279

Cash, unrestricted at beginning of period	912,672	2,985,985	79,706

Cash, unrestricted at end of period	$162,858	$912,672	$2,985,985

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(1)	Accounting Policies
(a)	General
Oceanic Exploration Company (Oceanic) was incorporated as a Delaware corporation in December 1968. With our subsidiaries, Oceanic International Properties Company (OIPC) and Petrotimor Companhia de Petróleos, S.A. (Petrotimor) collectively ‘the Company,’ the Company has historically engaged in the business of acquiring oil and gas concessions covering large blocks of acreage in selected locations around the world. The term ‘concession’ means exploration, development and production rights with respect to a specific area. Rights may be created by agreement with a government, governmental agency or corporation. After the Company buys those rights, the Company conducts exploration activities on that property, including seismic and other geophysical evaluation and exploratory drilling where appropriate. The Company did not conduct any exploration activities and it did not receive any revenue from oil and gas properties in 2008, 2007 and 2006. Oceanic is actively pursuing legal claims arising from the alleged misdeeds of certain ConocoPhillips companies that prevented the Company from competing for rights to explore for and produce oil and gas within the Timor Gap.
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
Together, these management services provided substantially all of the Company’s total revenue in 2008, 2007 and 2006.
(b)	Consolidation Rules
The consolidated financial statements include the accounts of Oceanic, the wholly-owned domestic subsidiary OIPC, and the 99%-owned foreign subsidiary Petrotimor. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Oceanic and NWO have executed that same tax-sharing agreement. To calculate its tax provision, Oceanic first estimates what its taxes would have been if NWO did not file a consolidated return with Oceanic. This specifically includes an estimate of Oceanic’s share of book-tax differences, which apply ratably to all NWO subsidiaries. The provision will include a tax benefit from losses to the extent of previous profits, but only to the extent such profits were included in the NWO consolidated return. To the extent a tax benefit for Oceanic losses has not been previously allowed, and Oceanic has profits in a future year, the benefit of the loss will be included in the provision to the extent the loss would provide a tax benefit to Oceanic on a stand-alone basis and to the extent that the prior year tax losses could be carried forward under Unites States tax rules.

Because it cannot be accurately determined when or if Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the years ended December 31, 2008, 2007 and 2006.
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
The Company recognizes revenues from oil and gas interests as such revenues are earned, pursuant to contracts that provide for such interests. The Company recognizes management service revenues pursuant to contracts under which it provides management services to related parties. Management service revenues are recognized as such revenues are earned, in accordance with the related contracts. Such contracts generally provide for a monthly fee, which is charged for the work performed. The fee is calculated annually.
(h)	Furniture, Fixtures and Equipment
Depreciation of furniture, fixtures and equipment is calculated primarily using the straight-line method over the useful lives of the assets. Computers and computer equipment are depreciated over five years, office equipment is depreciated over five years and office furniture over seven years. The cost of maintenance and repairs, which are not significant improvements, are expensed when incurred. There were no dispositions of furniture, fixtures or equipment in 2008.
The Company has adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In 2008, 2007 and 2006, no events or circumstances occurred that resulted in an impairment charge or warranted a revision of the remaining useful lives of any of these assets.
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
Currently, Oceanic is not conducting any oil and gas exploration or production activities. The Company did not receive any revenue from oil and gas properties in 2008, 2007 and 2006. Other than the potential recovery of damages from the Timor Gap litigation, the Company is not conducting any activities that would result in material oil and gas revenue in 2009.
(k)	Foreign Currency Transactions
Adjustments resulting from the process of translating foreign functional currency financial detail into U.S. dollars are included in current (losses)/earnings.
(l)	New Accounting Pronouncements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritized the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities, and gives the lowest priority (“Level 3”) to unobservable inputs. The adoption of SFAS No. 157 did not have a significant effect on the Company’s consolidated financial statements.
Also, effective January 1, 2008, the Company adopted Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value measurement by permitting items at fair value that are not currently required to be measured at fair value. We did not elect the fair value option for any of our financial assets or liabilities.
In December 2007, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141 (R)”), to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination. SFAS No. 141 (R) is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The adoption of the provisions of SFAS No. 141 (R) is not anticipated to materially impact the Company’s consolidated financial statements.
In December 2007, the FASB also released Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, including an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years after December 15, 2008. The adoption of the provisions of SFAS No. 160 is not anticipated to materially impact the Company’s consolidated financial statements.
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
Oceanic had a negative working capital of $(2,371,887) at December 31, 2008, including $162,858 in cash and short-term investments. This is a decrease from the positive working capital balance at December 31, 2007 of $109,033. The decrease in working capital of ($2,480,920) resulted, in part, from payment of $1,635,583 for litigation expenses plus general office expenses. Oceanic had positive working capital at December 31, 2006 of $1,798,951. Negative working capital occurs when current liabilities exceed current assets. The decrease in working capital from 2006 to 2007 of ($1,689,918) was also due to the payment of litigation expenses of $813,307 and general office expenses.
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
On March 7, 2007, the Company established a new line of credit with NWO, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. As of March 27, 2009, the Company has borrowed $2,400,000 under this line of credit and has accrued interest of $80,640 on the outstanding note balance.
At the projected level of cash expenditures, the Company may need sources of additional funding during 2009. The Company is evaluating other potential financing sources for long-term capital. At this time, the Company has no firm commitments for the provision of long-term capital. The status of Oceanic’s current litigation may substantially affect our need for and ability to raise capital.
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
In 1974, Petrotimor, a 99%-owned subsidiary of Oceanic, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million-acre area between East Timor and Australia in an area known as the ‘Timor Gap.’ At that time, Portugal was the internationally recognized sovereign over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976 Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.
On December 11, 1989, Australia and Indonesia, ignoring Petrotimor’s rights under its concession from Portugal, signed the Timor Gap Treaty, purporting to create a joint zone of cooperation, whereby these two countries could control the exploration and development of hydrocarbons in an area over which both countries claimed rights. A portion of this area, designated as Zone A, falls largely within the area where Petrotimor holds rights under its concession agreement with Portugal. The Treaty created a Joint Authority that purported to grant and enter into production sharing contracts with various companies who have carried out exploration and production activities in the joint zone of cooperation.
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
Commercial Opportunity in the Timor Gap. Oceanic submitted an application for an Expansion of Seabed Concession to the transitional government of East Timor in October 2001 requesting that Petrotimor’s 1974 concession be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. The Company believes, under international law, that East Timor is entitled to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations Convention on the Law of the Sea. Oceanic believes that by so doing, East Timor could acquire jurisdiction over hydrocarbon reserves containing approximately 12 trillion cubic feet of natural gas and associated condensate.
Neither the transitional government, nor any subsequent East Timor government, has recognized Petrotimor’s concession in the Timor Gap. The Company has never received any formal response acknowledging the application for an Expansion of Seabed Concession. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a ‘senior East Timor government official’ stating that the government does not recognize this concession. Oceanic has not been officially advised of the status of the application or if the current East Timor government is even considering it. A formal response may never be issued, or the Company could receive an unfavorable response. Unless there is a change in the current government policy in East Timor, it is unlikely that the Company will pursue the application further.
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
Australian Litigation. On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the ConocoPhillips Petroleum companies operating within the Timor Gap area. Oceanic and Petrotimor claimed that the Timor Gap Treaty and the related legislation of the Australian Parliament was void or invalid for a number of reasons. In 2003, the Federal Court of Australia issued decisions adverse to the Company, ruling that it lacked the jurisdiction to hear the claims made by Oceanic and Petrotimor. The Company’s appeal of those decisions was discontinued on February 5, 2004 when the Company determined that the most appropriate venue, under the circumstances, would be in the United States.
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The National Australia Bank Ltd. in Sydney, Australia provided the necessary guarantees. As of December 31, 2008, the Company had $307,363 ($445,002 in Australian dollars) on deposit with the Bank as collateral for the Guarantees. The Company believes that this deposit will be forfeited to pay for the defendants’ legal expenses. Accordingly, this balance has been fully reserved against those legal charges. The Company has been informed by its legal counsel that the opposing parties have agreed to accept $552,560 ($800,000 Australian dollars) for their costs. Accordingly, the Company has accrued an additional amount of $245,197 to cover the estimated full liability.
Pending Litigation.
On March 1, 2004, Oceanic and Petrotimor filed a complaint in the United States District Court for the District of Columbia (DC Federal Court). Oceanic and Petrotimor, as plaintiffs, brought this action to redress the harm caused by the defendants’ (collectively including ConocoPhillips, Inc. and designated subsidiaries, the Timor Sea Designated Authority for the Joint Petroleum Development Area, the Timor Gap Joint Authority for the Zone of Cooperation, PT Pertamina and BP Migas) theft, misappropriation and conversion of oil and gas resources within the Timor Gap.
The Company filed a Second Amended Complaint (Complaint) with the DC Federal Court on March 1, 2005. The Complaint reflected claims that the misdeeds of the defendants effectively prevented the Company from competing for rights to explore for and produce oil and gas within the Timor Gap.
The Complaint alleges certain violations of the following United States statutes: Racketeer Influenced Corrupt Organizations Act (RICO), the Lanham Act and the Robinson-Patman Act. The Complaint contains additional claims of unjust enrichment, unfair competition, and intentional interference with the contract and with prospective economic advantage. The Complaint seeks damages of at least $10.5 billion dollars, as well as punitive damages and costs. Based upon the RICO and anti-trust claims, Oceanic and Petrotimor also seek to recover treble damages, reasonable attorneys’ fees and statutory costs.

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
On April 5, 2007, a hearing was held before a presiding judge in the Texas Federal Court. In advance of said hearing, ConocoPhillips filed a motion for a stay of discovery and a motion for a judgment on the pleadings. On April 16, 2008, the Texas Federal Court issued an Opinion on Dismissal and an Interlocutory Order providing that Oceanic take nothing from defendants. On April 22, 2008, the Texas Federal Court entered a Final Judgment dismissing the case. On May 15, 2008, the Company filed a Notice of Appeal. On August 19, 2008, the Company filed its Opening Brief with the United States Court of Appeals for the Fifth Circuit (Court of Appeals). The defendants/appellees filed their Brief in response on October 6, 2008. The Company filed its Reply Brief on October 21, 2008. The parties will present oral arguments on their respective positions on March 30, 2009, after which they will await a decision by the Court of Appeals.
As stated in the Complaint, the Company has consistently proposed to locate liquefied natural gas facilities in East Timor which would significantly benefit the people of East Timor, yet the Company effectively has not been given an opportunity to compete for rights to explore for and produce oil and gas within the Timor Gap due to the alleged bribes and corruption. Under these circumstances, the Company believes there is substantially disputed evidence entitling it to the opportunity to prove its case at trial. The Company continues to believe that it has a persuasive case against the defendants based on the evidence.
The Company anticipates that the defendants will continue to deny the allegations of the Complaint and will otherwise vigorously defend against the Company’s claims. The Company understands that pursuing this lawsuit to its fullest extent in 2009 could take substantial time by Company personnel, and the Company could incur substantial expense. In the event that the United States Court of Appeals for the Fifth Circuit reverses the prior dismissal of the case and remands it for further proceedings, it is highly likely that additional resources and expenditures may be required in connection with this litigation. The Company believes that the financial opportunity justifies this substantial commitment of time and expense.
(5) Income Taxes
Income tax benefit (expense) consists of the following:

	2008	2007	2006
Current:
U.S. federal	$—	$—	$—
U.S. state	—	—	—

Total current income tax expense	—	—	—

Deferred:
U.S. federal	811,800	587,168	845,970
Increase in valuation allowance	(811,800)	(587,168)	(845,970)

Total deferred income tax expense	—	—	—

Total income tax expense	$—	$—	$—

The reconciliation between tax expense computed by multiplying pretax income by the U.S. federal statutory rate of 34% and the reported amount of income tax benefit (expense) is as follows:

	2008	2007	2006
Computed at the U.S. statutory rate	$811,040	$586,432	$845,591
Increase in the valuation allowance	(811,800)	(587,168)	(845,970)
Foreign exploration expenses not deducted for tax purposes	—	—	—
Adjustment of taxes provided in prior years and other, net	760	736	379

Income tax benefit (expense)	$—	$—	$—

At December 31, 2008, 2007 and 2006, significant components of deferred tax assets and liabilities (excluding foreign tax credits) are as follows:

	2008	2007	2006
Deferred tax assets (liabilities), net:
Net operating loss carryforwards	$1,290,108	$1,075,405	$776,006
Legal and consulting expenses capitalized for tax purposes	3,064,982	2,460,131	2,085,829
Oil and gas properties, principally due to differences in depreciation and depletion and impairment	152,511	152,511	152,511
Reserve for Australian litigation expenses	83,367	99,299	95,990
Other	51,626	43,488	133,290

Total	4,642,594	3,830,834	3,243,626

Valuation allowance	(4,642,594)	(3,830,834)	(3,243,626)

Net deferred taxes	$—	$—	$—

The deferred tax assets at December 31, 2008, for which a valuation allowance has been recorded, will be recognized when their realization is more likely than not. The Company’s available net operating loss carryforwards expire through 2028.
In June 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” Previously, the Company had accounted for contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is ‘more-likely-than-not’ that it will be sustained upon examination. For tax positions meeting the ‘more-likely-than-not’ threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. At the adoption date, the Company applied FIN 48 to all positions for which the statute of limitations remained open. Upon adoption of FIN 48, Oceanic recorded a valuation allowance for all deferred tax assets, such valuation allowance to be adjusted if realization of the deferred tax assets is subsequently determined to be more likely than not. See Note 10 with respect to a United Kingdom (UK) tax matter for which the Company recorded a liability in a prior year for the estimated total amount of such contingent liability, pursuant to Statement of Financial Accounting Standards No. 5. The only activity with respect to this matter in 2008 and 2007 was the recording of estimated interest expense of $23,629 and $26,089, respectively, and adjusting the principal and accrued interest balances for effects of the foreign currency adjustment.
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
(6) Related Party Transactions
Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel, a real estate company. Oceanic also provides management, professional and administrative services to Cordillera, a holding company. Oceanic’s management is responsible for the day-to-day management of real estate and other activities of Cordillera. Oceanic’s subsidiary, Petrotimor, provides exploration and consulting services to HIRL, a related company. These contracts have no contractual termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring 60 days’ termination notice. Our Chairman of the Board of Directors and Chief Executive Officer, James N. Blue, is affiliated with each of these corporations. Mr. Blue serves on the Board of Directors of both San Miguel and HIRL.
Management Fee Revenue

	2008		2007		2006
San Miguel Valley Corporation	$446,580	37%	$555,760	55%	$591,720	56%
Cordillera Corporation	735,600	60%	413,400	41%	438,060	41%
Harvard International Resources, Ltd.	33,870	3%	35,816	4%	33,685	3%

Total management fee revenue	$1,216,050		$1,004,976		$1,063,465

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense. This charge is calculated annually based on the prior year’s costs. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These expenses totaled $3,870 for 2008, $5,816 for 2007 and $3,685 for 2006. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Effective June 30, 2007, the Company entered into a Services Agreement with General Atomics (GA), a company controlled by Oceanic’s Chairman of the Board of Directors and Chief Executive Officer. This agreement specifies that Oceanic will pay GA for the services of Stephen M. Duncan to serve as President of the Company at a fixed rate of $7,500 per month. The agreement has no contractual termination date, but can be terminated with 30 days’ notice by either party. The Company recorded expenses of $90,000 and $45,000 in 2008 and 2007, respectively, for payments made to GA for Stephen M. Duncan’s services.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the Timor Gap situation. On September 1, 2002, the Company entered into a Services Agreement with Cordillera. This agreement, as amended, stated that Oceanic will compensate and reimburse Cordillera for Karsten Blue’s services at the rate of $1,467 per week, not to exceed $76,260 per year, and for any reasonable out-of-pocket business expenses incurred in connection with these activities. This contract ended on July 31, 2007 and was replaced with a new contract with GA. The new contract specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. The Company expensed $78,000 in 2008, $76,915 in 2007 and $76,337 in 2006 for Karsten Blue’s services.
Oceanic contributes amounts to a defined contribution pension plan and a Section 401(k) plan administered by Cordillera. The Company makes contributions to these plans in accordance with the plan documents. During the years ended December 31, 2008, 2007 and 2006, the Company recorded expenses of $133,327, $144,469 and $138,617, respectively, under the plans.
Oceanic leased approximately 4,990 square feet of office space in an office building located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111. Sorrento West Properties, Inc., a related company, owns the office building. The lease was amended in January 2008 to extend the rentable square footage to 5,191 square feet. All other terms of the lease remain unchanged. The lease has been extended to October 31, 2009 at a rate of $16.50 per square foot. The Company also subleases 940 square feet of space from Cordillera in the same building. This sublease has been extended to March 31, 2010 at an annual rate of $12.00 per square foot. Our facilities are adequate for our current needs.
Rent expense, including a prorated share of building operating expenses, for the years ended December 31, 2008, 2007 and 2006 was $85,552, $81,703 and $82,415, respectively. The existing lease ends on October 31, 2009, and the future rent payments to the end of the lease are $71,376.
Mr. James N. Blue is Chairman of the Board of Directors and Chief Executive Officer of Oceanic and also serves as Chairman of the Board of Directors and President of NWO Resources, Inc. NWO Resources, Inc. (NWO) owns approximately 89.2% of Oceanic common stock and is Oceanic’s largest shareholder. Mr. Blue is also Chairman of the Board of Directors, President and indirect beneficial owner of a majority of the common stock of Cordillera, the major stockholder of NWO.
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
On March 7, 2007, the Company established a new line of credit with NWO, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. As of December 31, 2008 the Company had borrowed $1,900,000 under this line of credit and had accrued interest of $46,022 on that outstanding balance.

(7) Supplemental Financial Data — Oil and Gas Producing Activities
The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, ‘Disclosure about Oil and Gas Producing Activities.’
Disclosures About Capitalized Costs and Costs Incurred
Currently, Oceanic is not conducting exploration activities other than litigation activities and the application to expand the Timor Gap concession. The Company is actively pursuing legal claims arising from the alleged misdeeds of certain ConocoPhillips companies that prevented Oceanic from competing for rights to explore for and produce oil and gas within the Timor Gap. Except for the East Timor properties referred to in Note 4, no currently held concessions have been developed into operational oil or gas fields. There are no capitalized costs related to oil and gas producing activities recorded on the financial records.
Costs recorded as exploration expense are primarily related to litigation activities and the application to expand the Timor Gap concession (see Note 4). For the years ended December 31, 2008, 2007 and 2006, Oceanic recorded exploration costs (primarily legal and consulting fees) as follows:

YEAR	AMOUNT
2006	$1,839,231
2007	1,125,575
2008	1,804,141

Total	$4,768,947

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
(9) Significant Customers
As of December 31, 2008, 2007 and 2006, Oceanic had accounts receivable only from related parties. Accordingly, there were no unrelated customers who were considered to be significant.
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
In addition, the Company may be involved from time to time in various claims and lawsuits incidental to its business. In the opinion of Oceanic’s management, no claims or lawsuits, not previously disclosed, exist at December 31, 2008 that will result in a material adverse effect on the financial position or operating results of the Company.

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
Report of Management
Management prepared, and is responsible for, the consolidated financial statements and the other information appearing in this report. The consolidated financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In preparing its consolidated financial statements, the Company includes amounts that are based on estimates and judgments that management believes are reasonable under the circumstances. The Company’s financial statements have been audited for the year ended December 31, 2008 by Ehrhardt Keefe Steiner Hottman PC, an independent registered public accounting firm appointed by the Board of Directors. In addition, the Company’s financial statements have been audited for the two-year period ended December 31, 2007 by Grant Thornton LLP, an independent registered public accounting firm appointed by the Board of Directors. Management has made available to Ehrhardt Keefe Steiner Hottman PC and Grant Thornton LLP all of the Company’s financial records and related data, as well as the minutes of directors’ meetings.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe the Company’s internal control over financial reporting was effective as of December 31, 2008.
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
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth the names and ages of the members of the Board of Directors and our executive officers, and sets forth the position with Oceanic held by each:

Name	Age	Position

James N. Blue	73	Director, Chairman of the Board and Chief Executive Officer
Stephen M. Duncan	67	Director and President
Charles N. Haas	71	Director
John L. Redmond	78	Director and Vice President, International Exploration
Gene E. Burke, M.D.	79	Director
Sidney H. Stires	79	Director
Janet A. Holle	57	Secretary/Vice President
Lori A. Brundage	45	Chief Financial Officer/Treasurer
Directors hold these positions until their respective successors are elected and qualified. The current directors, except for
Dr. John L. Redmond and Stephen M. Duncan were elected prior to 1982 and no meeting of the stockholders has been held since 1982. Dr. Redmond was appointed in 1994 by the remaining directors to fill a vacancy on the Board of Directors. There is no audit committee of the Board of Directors for 2008, so the entire Board of Directors is fulfilling that role. The Board of Directors is continuing to act as the audit committee for 2009.
James N. Blue. Mr. Blue has been a director and officer since 1981. He has also been Chairman of the Board of Directors of General Atomic Technologies Corporation in San Diego, California, President and a director of NWO Resources, Inc. and Chairman of the Board of Directors and President of Cordillera Corporation for more than the last five years.
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
Charles N. Haas. Mr. Haas has been a director since 1981 and was an officer from 1981 until retiring as President of the Company in May 2007. Mr. Haas has also been a director of Cordillera Corporation for more than the last five years and served as Vice President until his retirement in May 2007. Mr. Haas has also been a director of San Miguel Valley Corporation for more than the last five years and served as President until his retirement in May 2007.
John L. Redmond. Dr. Redmond has been a director since 1994. He has been Vice President, International Exploration, since 1990.
Gene E. Burke, M.D. Dr. Burke has been a director since 1972. He has been a physician in sole practice in Houston, Texas for more than the last five years. Dr. Burke retired from his practice in 2005.
Sidney H. Stires. Mr. Stires has been a director since 1980. During that time Mr. Stires was the President of Stires & Co., Inc., an investment banking company in New York, NY. Mr. Stires retired in 2002.
Janet A. Holle. Ms. Holle has been an officer since 1987.
Lori Brundage. Ms. Brundage was appointed as Chief Financial Officer/Treasurer of the Company effective August 1, 2008. She previously held this position from March 1996 through April 2000. Prior to August 2008, she worked as Manager of Special Projects for an aviation company affiliated with Cordillera Corporation.

Directors Dr. Gene Burke and Mr. Sidney H. Stires are independent with respect to Oceanic, its operations and related parties, as independence is defined for Nasdaq companies. We do not believe that any of our independent directors qualify as audit committee financial experts. Management believes that the limited nature of our current business activities does not require the additional oversight of an audit committee financial expert at this time. The lack of an audit committee financial expert may hinder the ability of the independent directors to detect any weaknesses in our financial controls or procedures or any improper financial activities. The Board of Directors is continuing to act as the audit committee for 2009.
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
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to it, the Company believes that all such filing requirements were complied with by its directors and officers.
ITEM 11. EXECUTIVE COMPENSATION
Oceanic has no employment contracts at this time. There are no equity or bonus compensation plans in place for directors, officers or employees. The Company had no outstanding equity awards at year-end. Oceanic has no compensation committee. Salaried officers received a 5% salary increase in 2008. James N. Blue and Charles N. Haas or Stephen M. Duncan participated in all deliberations concerning executive officer compensation in 2008, 2007 and 2006.

The following information summarizes compensation paid to James N. Blue, Chief Executive Officer, Stephen M. Duncan, President, Janet A. Holle, Vice President/Secretary, Lori Brundage, CFO/Treasurer and Courtney Cowgill, former CFO/Treasurer.
SUMMARY COMPENSATION TABLE

				All Other
	Fiscal	Salary		Compensation		Total
Name and Principal Position	Year	($)		($)		($)
James N. Blue,	2008	60,000	[1]			60,000
Chairman of the Board and CEO	2007	60,000	[1]			60,000
	2006	60,000	[1]			60,000
Stephen M. Duncan,	2008	90,000	[2]			90,000
President	2007	47,000	[2]			47,000
Janet A. Holle,	2008	107,031	[3]	13,130	[6]	120,161
Vice President/Secretary	2007	102,372	[3]	12,562	[6]	114,934
	2006	99,026	[3]	12,158	[6]	111,184
Lori Brundage,	2008	34,774	[4]	4,173	[6]	38,947
CFO/Treasurer
Courtney Cowgill,	2008	70,515	[5]	4,230	[6]	74,745
former CFO/Treasurer	2007	131,896	[5]	17,788	[6]	149,684
	2006	128,460	[5]	17,368	[6]	145,828

[1]	Monthly officer’s fee of $5,000.

[2]	2008 includes monthly payments of $7,500 to General Atomics for professional services. 2007 includes four months of directors’ fees from March to July 2007 totaling $2,000 and payments to General Atomics for six months of professional services totaling $45,000. Mr. Duncan is not an employee of the Company and is not included in the Cordillera and Affiliated Companies Money Purchase Pension Plan and 401(k) Plan.

[3]	A majority of the salary and other compensation paid to Ms. Holle has been reimbursed based on cost sharing arrangements with other companies. See Item 13, ‘Certain Relationships and Related Transactions-Management Agreements.’

[4]	Ms. Brundage commenced employment in August 2008.

[5]	Ms. Cowgill commenced employment in May 2003 and resigned from Oceanic in June 2008.

[6]	Oceanic is a participant in the Cordillera and Affiliated Companies Money Purchase Pension Plan and 401(k) Plan, covering all qualified employees of Oceanic. The pension plan is a non-contributory defined contribution plan. Oceanic’s contributions to this plan are based on 6% of total compensation not exceeding the limit established annually for the Federal Insurance Contribution Act (FICA) and 11.7% of compensation in excess of this limit. Vesting begins after two years of service at a rate of 20% annually with full vesting subsequent to six years of service or upon retirement, death or permanent disability. The 401(k) plan provides for discretionary employee contributions of up to 12% of annual pre-tax earnings, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code. Oceanic is required to match contributions to the extent of 6% of annual employee compensation. An employee can participate in these plans the first full year of service after their start date.
Members of the Board of Directors who are not employees of Oceanic or any of its affiliates receive directors’ fees of $500 per month. Members of the Board of Directors who are employees do not receive directors’ fees. Mr. Blue receives a monthly fee of $5,000 for services as an officer of Oceanic.
The following summarizes compensation paid in 2008 to directors who are not executive officers:
DIRECTORS’ COMPENSATION TABLE FOR 2008

		Directors	All Other
	Fiscal	Fees	Compensation	Total
Name and Principal Position	Year	($)	($)	($)
Dr. Gene Burke, Director	2008	6,000		6,000
Dr. Jack Redmond	2008	6,000	24,535	30,535
Mr. Sidney H. Stires	2008	6,000		6,000
Mr. Charles N. Haas	2008	6,000		6,000
Members of the Board of Directors who are not employees of Oceanic or any of its affiliates received directors’ fees of $500 per month.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
As of December 31, 2008, there were issued and outstanding 59,688,881 shares of common stock, which is Oceanic’s only outstanding class of voting securities. Holders of common stock are entitled to one vote per share on each matter upon which stockholders may be entitled to vote.
The following table sets forth information regarding shares of common stock beneficially owned as of March 30, 2009 by (i) each person known by us to beneficially own 5% or more of the outstanding common stock, (ii) by each director, (iii) by each person named in the summary compensation table and (iv) by all officers and directors as a group.

Names and Addresses of Officers,	Amount of	Nature of Beneficial	Percentage of
Directors and Principal Stockholders	Common Stock	Ownership	Class
NWO Resources, Inc.[1]	53,214,829	Shared voting and	89.2%
c/o Samuel C. Randazzo		investment power
21 E. State Street, Suite 1700
Columbus, OH 43215

Cordillera Corporation[1]	605	Shared voting and	Less than 1%
7800 E. Dorado Place, Suite 250		investment power
Englewood, CO 80111

James N. Blue[1,3,5]	None	[1]	N/A
7800 E. Dorado Place, Suite 250
Englewood, CO 80111

Charles N. Haas[2,3]	None	[2,3]	N/A
7800 E. Dorado Place, Suite 250
Englewood, CO 80111

Sidney H. Stires[3]	359,966	[4]	Less than 1%
7800 E. Dorado Place, Suite 250 Englewood, CO 80111

Gene E. Burke, M.D.[3]	507	By spouse	N/A
7800 E. Dorado Place, Suite 250 Englewood, CO 80111

John L. Redmond[3]	None		N/A
7800 E. Dorado Place, Suite 250 Englewood, CO 80111

Stephen M. Duncan[5]	None		N/A
7800 E. Dorado Place, Suite 250 Englewood, CO 80111

Janet A. Holle[5]	None		N/A
7800 E. Dorado Place, Suite 250 Englewood, CO 80111

Lori A. Brundage[5]	None		N/A
7800 E. Dorado Place, Suite 250 Englewood, CO 80111
All directors and officers as a group (8 persons)	360,473	[2,3,4]	Less than 1%

[1]	Mr. Blue is Chairman of the Board of Directors and President of Cordillera Corporation, the major stockholder of NWO Resources, Inc., which owns 89.2% of our stock. Through affiliates, Mr. Blue indirectly beneficially holds a majority of the common stock of Cordillera Corporation, which owns an additional .001% of Oceanic’s stock. Mr. Blue is Chairman of the Board of Directors and President of NWO Resources, Inc.

[2]	Mr. Haas is a director of Cordillera Corporation and San Miguel Valley Corporation.

[3]	Director of Oceanic.

[4]	Of these shares, 322,110 shares are owned by Mr. Stires’ wife’s trust. 15,031 shares are held by Mr. Stires as a UGMA custodian for his minor grandchildren and 22,825 shares are owned by Mr. Stires.

[5]	Officer of Oceanic.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE
Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel Valley Corporation (San Miguel), a real estate company. Oceanic also provides management, professional and administrative services to Cordillera Corporation (Cordillera), a holding company. Oceanic’s management is responsible for the day-to-day management of real estate and other activities of Cordillera. Oceanic’s subsidiary, Petrotimor, provides exploration and consulting services to Harvard International Resources, Ltd. (HIRL), a related company. These contracts have no contractual termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring 60 days’ termination notice. Oceanic’s Chairman of the Board of Directors and Chief Executive Officer is affiliated with each of these corporations.
Management Fee Revenue

	2008		2007		2006
San Miguel Valley Corporation	$446,580	37%	$555,760	55%	$591,720	56%
Cordillera Corporation	735,600	60%	413,400	41%	438,060	41%
Harvard International Resources, Ltd.	33,870	3%	35,816	4%	33,685	3%

Total management fee revenue	$1,216,050		$1,004,976		$1,063,465

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense. This charge is calculated annually. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These expenses totaled $3,870 for 2008, $5,816 for 2007 and $3,685 for 2006. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Effective June 30, 2007, the Company entered into a Services Agreement with General Atomics (GA), a company controlled by Oceanic’s Chairman of the Board of Directors and Chief Executive Officer. This agreement specifies that Oceanic will pay GA for the services of Stephen M. Duncan to serve as President of the Company at a fixed rate of $7,500 per month. The agreement has no contractual termination date, but can be terminated with 30 days’ notice by either party. The Company recorded expenses of $90,000 and $45,000 in 2008 and 2007, respectively, for payments made to GA for Stephen M. Duncan’s services.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the Timor Gap situation. On September 1, 2002, the Company entered into a Services Agreement with Cordillera. This contract, as amended, stated that Oceanic will compensate and reimburse Cordillera for Karsten Blue’s services at the rate of $1,467 per week, not to exceed $76,260 per year, and for any reasonable out-of-pocket business expenses incurred in connection with these activities. This contract ended on July 31, 2007 and was replaced with a new contract with GA. The new contract specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. The Company expensed $78,000 in 2008, $76,915 in 2007 and $76,337 in 2006 for Karsten Blue’s services.
Oceanic contributes amounts to a defined contribution pension plan and a 401(k) plan administered by Cordillera. The Company makes contributions to these plans in accordance with the plan documents. During the years ended December 31, 2008, 2007 and 2006, the Company recorded expenses of $133,327, $144,469 and $138,617, respectively, under the plans.
Oceanic leased approximately 4,990 square feet of office space in an office building located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111. Sorrento West Properties, Inc., a related company, owns the office building. The lease was amended in January 2008 to extend the rentable square footage to 5,191 square feet. All other terms of the lease remain unchanged. The lease has been extended to October 31, 2009 at a rate of $16.50 per square foot. The Company also subleases 940 square feet of space from Cordillera in the same building. This sublease has been extended to March 31, 2010 at an annual cost of $12.00 per square foot. Our facilities are adequate for our current needs.
Rent expense, including a prorated share of building operating expenses, for the years ended December 31, 2008, 2007 and 2006 was $85,552, $81,703 and $82,415, respectively. The existing lease ends on October 31, 2009, and the future rent payments to the end of the lease are $71,376.
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

On March 7, 2007, the Company established a new line of credit with NWO, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. As of December 31, 2008, the Company had borrowed $1,900,000 under this line of credit and has accrued interest of $46,022 on the outstanding balance.
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
Director Independence
Directors Dr. Gene Burke and Mr. Sidney H. Stires are independent with respect to Oceanic, its operations and related parties, as independence is defined for Nasdaq companies. The Company does not believe that any of its independent directors qualify as audit committee financial experts. The Company believes that the limited nature of the its current business activities does not require the additional oversight of an audit committee financial expert at this time. The lack of an audit committee financial expert may hinder the ability of the independent directors to detect any weaknesses in the Company’s financial controls or procedures or any improper financial activities of the Company.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered to Oceanic by Ehrhardt Keefe Steiner & Hottman PC and/or Grant Thornton LLP for the years ended December 31, 2008 and 2007, respectively, were:

	2008	2007
Audit services	$54,879	$46,000
Tax fees	0	0
All other fees	0	0

Total	$54,879	$46,000

Ehrhardt Keefe Steiner Hottman PC billed or will bill Oceanic approximately $43,000, in the aggregate, for professional services rendered by Ehrhardt Keefe Steiner Hottman PC for the audit of Oceanic’s annual financial statements for the fiscal year ended December 31, 2008, the reviews of the interim financial statements included in the Company’s Forms 10-Q filed during the year ended December 31, 2008 and services provided for related quarterly filings with the SEC during 2008. The 2007 and 2006 federal and state income tax returns were not prepared by Ehrhardt Keefe Steiner Hottman PC nor Grant Thornton LLP, but were prepared in 2008 and 2007 by a local Colorado CPA firm for $4,975 and $3,695, respectively.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits filed herewith are listed below and if not located in another previously filed registration statement or report, are attached to this registration statement at the pages set out below. The ‘Exhibit Number’ below refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit	Location
3.1	Certificate of Incorporation (including all amendments)	Exhibit 3 of the Report on Form 10-K for the year ended September 30, 1980 (SEC File No. 000-06540).

3.2	Bylaws (including all amendments)	Exhibit 3.1 of Form 8 (Amendment No. 1 to 10-K Report) dated June 1, 1982 (SEC File No. 000-06540).

3.3	Form of Amended and Restated Certificate of Incorporation	Exhibit 3.3 of Amendment No. 1 to Form SB-2 filed October 3, 2002.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.4 for the 10-QSB for quarter ended June 30, 2006.

10.1	Memorandum of Agreement dated June 30, 1976 between Oceanic Exploration Company and Denison Mines Limited	Exhibit 9.2 of the report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540).

10.2	Letter Agreement dated July 28, 1976 amending Agreement of June 30, 1976	Exhibit 9.3 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540).

10.3	Amendment dated August 27, 1976 to Agreement of June 30, 1976	Exhibit 9.4 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540).

10.4	Management Agreement with Cordillera Corporation dated January 1, 2000	Exhibit 10.2 of the Report of Form 10-QSB for the quarter ended March 31, 2000.

10.5	Management Agreement with San Miguel Valley Corporation dated January 1, 2000	Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended March 31, 2000.

10.10	Office Building Lease with Sorrento West Properties, Inc. dated September 1, 2000	Exhibit 10 of the Report on Form 10-QSB for the quarter ended September 30, 2000.

10.11	Amendment to Office Building Lease	Exhibit 10.11 of the Report on Form 10-KSB for the year ended December 31, 2005.

10.14	Concession Contract between the Portuguese Government (by the Minister for Overseas) and Petrotimor Companhia de Petróleos, S.A. dated December 11, 1974	Exhibit 10.14 of Form SB-2 filed August 19, 2002.

10.16	Farm-out Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.4 of the Report on Form 10-KSB for the year ended March 31, 1995.

10.17	Letter Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.5 of the Report on Form 10-KSB for the year ended March 31, 1995.

10.18	Letter of Indemnification with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.6 of the Report on Form 10-KSB for the year ended March 31, 1995.

10.20	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan amended and restated as of January 1, 2001	Exhibit 10.20 of Amendment No. 1 to Form SB-2 filed October 3, 2002.

10.21	Cordillera and Affiliated Companies Money Purchase Pension Plan amended and restated as of January 1, 2001	Exhibit 10.21 of Amendment No. 1 to Form SB-2 filed October 3, 2002.

Exhibit Number	Name of Exhibit	Location
10.22	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.22 of Amendment No. 1 to Form SB-2 filed October 3, 2002.

10.23	Cordillera and Affiliated Companies Money Purchase Pension Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.23 of Amendment No. 1 to Form SB-2 filed October 3, 2002.

10.24	Services Agreement between Oceanic Exploration Company and Cordillera Corporation dated September 1, 2002	Exhibit 10.24 of Amendment No. 1 to Form SB-2 filed October 3, 2002.

10.26	Consulting Agreement between Petrotimor Companhia de Petróleos, S.A. and Harvard International Resources, Ltd. dated October 1, 2003	Exhibit 10.26 of the report on Form 10-KSB for the year ended December 31, 2003.

10.27	Business Consultant Agreement between Petrotimor Companhia de Petróleos, S.A. and Dr. John L. Redmond dated October 1, 2003	Exhibit 10.27 of the report on Form 10-KSB for the year ended December 31, 2003.

10.28	Income Tax Accounting Agreement between NWO Resources and Oceanic Exploration Company dated October 1, 2003	Exhibit 10.28 of the report on Form 10-KSB for the year ended December 31, 2003.

10.32	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 7, 2007	Exhibit 10.32 of the report on Form 10-KSB for the year ended December 31, 2006.

10.33	Services Agreement Between Oceanic Exploration Company and General Atomics for Stephen M. Duncan	Exhibit 10.33 of the report on Form 10-QSB for the quarter ended June 30, 2007.

10.34	Services Agreement Between Oceanic Exploration Company and General Atomics for Karsten Blue	Exhibit 10.34 of the report on Form 10-QSB for the quarter ended June 30, 2007.

10.35	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated February 28, 2008	Exhibit 10.35 of the report on Form 10-KSB for the year ended December 31, 2007.

10.36	Amendment to Office Lease for Additional Square Footage	Exhibit 10.36 of the report on Form 10-KSB for the year ended December 31, 2007.

10.37	Services Agreement with General Atomics for Legal Services	Exhibit 10.37 of the report on Form 10-Q for the quarter ended March 31, 2008.

10.38	Sublease Agreement with Cordillera Corporation	Exhibit 10.38 of the report on Form 10-Q for the quarter ended March 31, 2008.

10.39	Third Amendment to Office Building Lease	Exhibit 10.39 of the report on Form 10-Q for the quarter ended September 30, 2008.

10.40	Amendment to Sublease Agreement	Exhibit 10.40 of the report on Form 10-Q for the quarter ended September 30, 2008.

10.41	Extension of Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 11, 2009

31.1	Section 302: Certification of President

31.2	Section 302: Certification of Chief Financial Officer

32	Section 906: Certification of President and Chief Financial Officer

99.1	Code of Ethics for Directors, Management and Employees	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.

99.2	Securities Trading Policy/Timely Reporting of Events	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANIC EXPLORATION COMPANY

By:	/s/ Stephen M. Duncan
Stephen M. Duncan, President

Dated:	March 31, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

1. By the principal executive officer.

/s/ Stephen M. Duncan Stephen M. Duncan	President and Director	March 31, 2009 Date

2. By the principal financial officer and principal accounting officer.

/s/ Lori A. Brundage Lori A. Brundage	Treasurer and Chief Financial Officer	March 31, 2009 Date

3. By a majority of the Board of Directors.

/s/ James N. Blue James N. Blue	Chairman of the Board of Directors and Chief Executive Officer	March 31, 2009 Date

/s/ Stephen M. Duncan Stephen M. Duncan	President and Director	March 31, 2009 Date

/s/ Charles N. Haas Charles N. Haas	Director	March 31, 2009 Date

/s/ John L. Redmond John L. Redmond	Director and Vice President — International Exploration	March 31, 2009 Date

/s/ Sidney H. Stires Sidney H. Stires	Director	March 31, 2009 Date

/s/ Gene E. Burke Gene E. Burke, M.D.	Director	March 31, 2009 Date

EXHIBIT INDEX

Exhibit Number	Name of Exhibit
10.41	Extension of Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 11, 2009

31.1	Section 302: Certification of President

31.2	Section 302: Certification of Chief Financial Officer

32	Section 906: Certification of President and Chief Financial Officer