Form 10-Q
period 2009-03-31
OCEANIC EXPLORATION CO
filed 2009-05-15
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (303) 220-8330
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of the registrant’s common stock outstanding as of May 15, 2009 was 59,688,881 shares.

PART 1 — FINANCIAL INFORMATION
OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Cash	$270,715	$162,858
Due from affiliates	24,250	13,191
Prepaid expenses and other	35,134	40,567

Total current assets	330,099	216,616

Oil and gas property interests (note 6)	—	—

Furniture, fixtures and equipment	73,390	73,390
Less accumulated depreciation	(51,967)	(50,516)

	21,423	22,874

Total assets	$351,522	$239,490

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$36,834	$33,337
Accrued expenses	327,501	363,947
Accrued expenses — security for legal costs (note 2)	238,483	245,197
Note payable, related party — NWO Resources, Inc., including accrued interest (note 4)	2,481,058	1,946,022

Total current liabilities	3,083,876	2,588,503

United Kingdom taxes payable, including accrued interest (note 7)	617,603	624,433
Other non-current liabilities	6,169	6,963

Total non-current liabilities	623,772	631,396

Commitments and contingencies (notes 2, 3, 5 and 7)	—	—

Total liabilities	3,707,648	3,219,899

Stockholders’ (deficit) equity
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 100,000,000 shares; 59,688,881 shares issued and outstanding	3,730,555	3,730,555
Capital in excess of par value	8,165,609	8,165,609
Accumulated deficit	(15,252,290)	(14,876,573)

Total stockholders’ (deficit)	(3,356,126)	(2,980,409)

Total liabilities and stockholders’ (deficit)	$351,522	$239,490

See accompanying notes to the condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenue:
Management revenue — related parties	$301,500	$266,955

Costs and expenses:
Exploration expenses (note 2)	216,858	432,319
Amortization and depreciation	1,451	1,222
General and administrative	428,505	484,391

	646,814	917,932

Operating loss	(345,314)	(650,977)

Other income (expense):
Interest income and realized gains	5,214	12,730
Interest expense and financing costs (note 4)	(39,923)	(6,832)
Foreign currency gains (losses)	4,306	22,843

	(30,403)	28,741

Loss before income taxes	(375,717)	(622,236)

Income tax expense (note 5)	—	—

Net loss	$(375,717)	$(622,236)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	59,688,881	59,688,881
See accompanying notes to the condensed consolidated financial statements

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(375,717)	$(622,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,451	1,222
Accrued interest payable to NWO Resources, Inc.	35,036	—
Changes in operating assets and liabilities:
Increase in due from affiliates	(11,059)	(8)
Decrease (increase) in prepaid expenses and other assets	5,433	(1,000)
Increase in accounts payable	3,497	18,607
(Decrease) increase in accrued expenses	(36,446)	13,517
(Decrease) increase in security for legal costs	(6,714)	6,930
(Decrease) increase in United Kingdom taxes payable, including accrued interest payable	(6,830)	5,577
Decrease in other non-current liabilities	(794)	(713)

Net cash used in operating activities	(392,143)	(578,104)

Cash used in investing activities:
Purchase of fixed assets	—	(9,141)

Cash flows from financing activities:
Proceeds from issuance of note payable, related party — NWO Resources, Inc.	500,000	—

Net increase (decrease) in cash	107,857	(587,245)

Cash at beginning of period	162,858	912,672

Cash at end of period	$270,715	$325,427

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
March 31, 2009
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated balance sheet as of December 31, 2008 that has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although Oceanic Exploration Company (Oceanic) believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal recurring accruals have been made which are necessary for the fair presentation of the periods included. Interim results are not necessarily indicative of results for a full year. The information included herein should be read in conjunction with the financial statements and notes thereto included in the December 31, 2008 Form 10-K.
Oceanic operates as one business segment. All of Oceanic’s revenue is derived from management contracts with related parties. Oceanic’s oil and gas exploration activities have generally consisted of exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of, and any revenue from, a discovery. For various reasons, Oceanic has not participated in exploration and development of any of its concessions since 1994.
As of March 31, 2009 and December 31, 2008, Oceanic had accounts receivable only from related parties. Accordingly, there were no unrelated customers who were considered to be significant.
(2) EXPLORATION EXPENSES
In 1974, Petrotimor Companhia de Petróleos, S.A. (Pertotimor), a 99% owned subsidiary of Oceanic, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million-acre area between East Timor and Australia known as the ‘Timor Gap.’ At that time, Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976, Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.
Commercial Opportunity in East Timor. Oceanic submitted an application for an Expansion of Seabed Concession to the transitional government of East Timor in October 2001 requesting that Petrotimor’s 1974 concession area be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. Oceanic believes that, under international law, East Timor is entitled to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations Convention on the Law of the Sea. Oceanic believes that by so doing, East Timor could acquire jurisdiction over hydrocarbon reserves containing approximately 12 trillion cubic feet of natural gas and associated condensate.
Neither the transitional government, nor any subsequent East Timor government, has recognized Petrotimor’s concession in East Timor. Oceanic has never received any formal response acknowledging the application for an Expansion of Seabed Concession. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a ‘senior East Timor government official’ as stating that the government does not recognize this concession. Oceanic has not been officially advised of the status of the application or if the current East Timor government is even considering it. A formal response may never be issued, or Oceanic could receive an unfavorable response.
If the East Timor government were to recognize the concession and grant the application, it would expand the 1974 Petrotimor concession to correspond with the offshore area over which East Timor is entitled to claim sovereign rights under international law. Oceanic sponsored a seminar in East Timor in 2001 for the purpose of explaining appropriate maritime boundaries under applicable international law and the resulting benefits to East Timor if such boundaries were to be enforced.
In August 2001, Oceanic and Petrotimor commenced litigation in the Federal Court of Australia (Australian Federal Court) regarding the Timor Gap concession. On February 3, 2003, the Australian Federal Court issued decisions in which it declared that it lacked jurisdiction to hear Oceanic’s claims. As part of the Australian litigation, Oceanic was required to provide bank guarantees as security for the defendants’ litigation costs. The Australian and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the guarantees. On March 18, 2009, Oceanic reached a tentative settlement in the amount of AUS$800,000 that it must pay for these litigation costs. Of this amount, AUS$550,000 (including the deposit with the ANZ Bank of AUS$451,000) was paid in April 2009. The remaining AUS$250,000 is accrued as of March 31, 2009 and will be paid when arrangements have been finalized.

During the three months ended March 31, 2009 and 2008, Oceanic incurred expenses of $216,858 and $432,319, respectively, mostly related to legal, consulting and commercial activities associated with oil and gas interests in the Timor Gap. These expenses have been recorded as exploration expenses in the accompanying statements.
Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, Oceanic continues to evaluate potential exploration and production activities elsewhere in the world. Oceanic did not receive any revenue from oil and gas properties in 2008 and it is not currently conducting any activities that would result in material oil and gas revenue in 2009.
(3) PENDING LITIGATION
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
Oceanic filed a Second Amended Complaint (the Complaint) with the DC Federal Court on March 1, 2005. The Complaint reflected claims that the misdeeds of the defendants effectively prevented Oceanic from competing for rights to explore for and produce oil and gas within the Timor Gap.
On September 21, 2006, the DC Federal Court dismissed certain defendants and certain of Oceanic’s claims and ordered that the remaining defendants file an Answer or other Responsive Pleading to the Complaint.
On February 5, 2007, the DC Federal Court granted the motion of the remaining defendants, ConocoPhillips, Inc. and ConocoPhillips Company (ConocoPhillips), to transfer the case to the United States District Court for the Southern District of Texas (Texas Federal Court).
The defendants subsequently filed a motion for judgment on the pleadings. On April 16, 2008, the Texas Federal Court issued an Opinion on Dismissal and an Interlocutory Order providing that Oceanic take nothing from defendants. On April 22, 2008, the Texas Federal Court entered a Final Judgment dismissing the case. On May 15, 2008, Oceanic filed a Notice of Appeal. On August 19, 2008, Oceanic filed their Opening Brief with the United States Court of Appeals for the Fifth Circuit (Court of Appeals). The defendants/appellees filed their Brief in response on October 6, 2008. Oceanic filed their Reply Brief on October 21, 2008. The parties presented oral arguments on their respective positions on March 30, 2009, and are currently awaiting a decision by the Court of Appeals. Oceanic anticipates that if its appeal is successful, the defendants/appellees will continue to deny the allegations of the Complaint and will otherwise vigorously defend against Oceanic’s claims. Oceanic understands that pursuing this lawsuit to its fullest extent could take substantial time by Oceanic personnel, and Oceanic could incur substantial expense. However, Oceanic believes that the possibility of a favorable judgment justifies this substantial commitment of time and expense.
(4) NOTE PAYABLE — RELATED PARTY
On March 7, 2007, Oceanic established a new line of credit evidenced by a promissory note with NWO Resources, Inc. (NWO), in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. As of March 31, 2009 and May 15, 2009, $2,400,000 and $2,500,000, respectively, were outstanding under this line of credit, with additional accrued interest of $81,058 and $100,683, respectively.
At the projected level of cash expenditures, Oceanic will need sources of additional funding. Oceanic is considering a rights offering or other equity offering to repay the line of credit and provide working capital. On May 13, 2009, Oceanic filed a Registration Statement relating to a potential future rights offering. The securities described in the Registration Statement will only be offered by prospectus. However, Oceanic’s ability to raise capital may be affected by the litigation described above, and there is no assurance that the Registration Statement will become effective or that the rights offering will commence or be successfully completed. Oceanic believes that the cash on hand at May 15, 2009, and cash generated from 2009 revenues, plus draws from the line of credit and proceeds from a rights offering, if successful, will be sufficient to fund operations beyond December 31, 2009.

(5) INCOME TAXES
Oceanic and NWO maintain a tax-sharing agreement with the same provisions applicable to all subsidiaries included in NWO’s consolidated return. To calculate its tax provision, Oceanic first estimates what its taxes would have been if NWO did not file a consolidated return with Oceanic. This specifically includes an estimate of Oceanic’s share of book-tax differences, which apply ratably to all NWO subsidiaries. The provision will include a tax benefit from losses to the extent of previous profits, but only to the extent such profits were included in the NWO consolidated return. To the extent a tax benefit for Oceanic’s losses has not been previously allowed, and Oceanic has profits in a future year, the benefit of the loss will be included in the provision to the extent the loss would provide a tax benefit to Oceanic on a stand-alone basis and to the extent that the prior year tax losses could be carried forward under United States tax rules.
In evaluating the realizability of the net deferred tax assets, Oceanic takes into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that Oceanic will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset. Because it cannot be accurately determined when or if Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the three months ended March 31, 2009 and 2008.
(6) OIL AND GAS INTERESTS
Oceanic holds various interests in concessions or leases for oil and gas exploration around the world as described in the December 31, 2008 Form 10-K. Costs for these oil and gas property interests have been charged to expense in prior years so no amounts are reflected on the balance sheet. Although Oceanic is not currently conducting any direct exploration activities, it continues to evaluate potential exploration and production activities elsewhere in the world.
(7) COMMITMENTS AND CONTINGENCIES
Prior to 1985, Oceanic had subsidiaries operating in the United Kingdom (UK). During 1985, the subsidiaries disposed of an interest in a license. Oceanic has been advised that there may be taxable capital gains resulting from the transaction. A review of UK tax law indicated that there did not appear to be a statute of limitations with respect to tax liability and collection of taxes. Oceanic has accrued the estimated capital gains tax liability and continues to accrue interest on that liability. Oceanic believes that the UK tax authorities are unlikely to collect any taxable UK capital gains tax in the U.S. Oceanic has no current plans on resuming future operations in the UK.
In addition, Oceanic may be involved from time to time in various claims and lawsuits incidental to its business. In the opinion of Oceanic’s management, no claims or lawsuits, not previously disclosed, exist at March 31, 2009 that will result in a material adverse effect on the financial position or operating results of Oceanic.
(8) TRANSACTIONS WITH RELATED PARTIES
Oceanic provides bookkeeping, administrative and day-to-day management services to San Miguel Valley Corporation (San Miguel), a real estate company. Oceanic also provides management, professional and administrative services to Cordillera Corporation (Cordillera), a holding company. Oceanic’s management is responsible for the day-to-day management of real estate and other activities of Cordillera. Oceanic’s subsidiary, Petrotimor, provides exploration and consulting services to Harvard International Resources, Ltd. (HIRL), a related company. These contracts have no contractual termination date, but management cannot be certain that some or all of these contracts will continue in the future. Most of the management contracts contain clauses requiring 60-days termination notice. Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, James N. Blue, is affiliated with each of these corporations.
Management Fee Revenue
For the three months ended March 31,
(Unaudited)

	2009		2008
San Miguel Valley Corporation	$132,000	44%	$133,290	50%
Cordillera Corporation	162,000	54%	124,500	47%
Harvard International Resources, Ltd.	7,500	2%	9,165	3%

Total management fee revenue	$301,500		$266,955

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expenses. This charge is calculated annually based on the prior year’s costs. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These expenses totaled $0 and $1,665 for the three months ended March 31, 2009 and 2008, respectively. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Effective June 30, 2007, Oceanic entered into a Services Agreement with General Atomics (GA), a company controlled by Oceanic’s Chairman of the Board of Directors and Chief Executive Officer. This agreement specifies that Oceanic will pay GA for the services of Stephen M. Duncan to serve as President of Oceanic at a fixed rate of $7,500 per month. The agreement has no contractual termination date, but can be terminated with 30-days notice by either party. Oceanic recorded expenses of $22,500 for each of the three-month periods ended March 31, 2009 and 2008, for payments made to GA for Stephen M. Duncan’s services.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the Timor Gap matters. On July 31, 2007, Oceanic entered into a Services Agreement with GA. The agreement specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. Oceanic expensed $19,500 for each of the three month periods ended March 31, 2009 and 2008, for Karsten Blue’s services.
Oceanic leases approximately 5,191 square feet of office space in an office building located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111. Sorrento West Properties, Inc., a related company, owns the office building. The lease has been extended to October 31, 2009 at a rate of $16.50 per square foot. Oceanic also subleases 940 square feet of space from Cordillera in the same building. This sublease has been extended to March 31, 2010 at an annual rate of $12.00 per square foot. Oceanic’s facilities are adequate for their current needs. Rent expense, including a prorated share of building operating expenses, for the three months ended March 31, 2009 and 2008 was $23,282 and $21,858, respectively.
On March 7, 2007, Oceanic established a line of credit evidenced by a promissory note with NWO, in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. As of March 31, 2009 and May 15, 2009, Oceanic had borrowed $2,400,000 and $2,500,000, respectively, under this line of credit with accrued interest of $81,058 and $100,683, respectively, on this outstanding balance.
(9) NEW ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2008, Oceanic adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (Level 1) to unadjusted quoted prices in active markets for identical assets and liabilities, and gives the lowest priority (Level 3) to unobservable inputs. The adoption of SFAS No. 157 did not have a significant effect on Oceanic’s consolidated financial statements.
Also, effective January 1, 2008, Oceanic adopted Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 15). SFAS No. 159 expands the use of fair value measurement by permitting items at fair value that are not currently required to be measured at fair value. Oceanic did not elect the fair value option for any of its financial assets or liabilities.
In December 2007, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS No. 141 (R)), to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination. SFAS No. 141 (R) is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. Oceanic adopted SFAS 141(R) on January 1, 2009 and it did not have any impact on its financial position, results of operations or cash flows.
Other accounting standards that have been recently issued by the FASB or other standards-setting bodies do not apply to Oceanic’s operations or financial statements. Other accounting standards proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Oceanic’s consolidated financial statements upon adoption.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Any statements that are contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Readers can identify these statements by words such as ‘may,’ ‘will,’ ‘expect,’ ‘anticipate,’ ‘estimate,’ ‘continue’ or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information and are based on certain assumptions and analyses made by Oceanic in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected costs of litigation, the outcome of litigation, the potential impact of government regulations and rulings, fluctuations in the economic environment and other such matters, many of which are beyond the control of Oceanic. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.
The following discussion and analysis should be read in conjunction with Oceanic’s condensed consolidated financial statements and notes thereto for the respective periods ended December 31, 2008 and March 31, 2009 and 2008.
(1) CRITICAL ACCOUNTING POLICIES
The discussion and analysis of financial condition and results of operations is based on Oceanic’s condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, management evaluates the estimates including those related to the realizability of income tax assets and the provision for loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of Oceanic’s condensed consolidated financial statements.
To record income tax expense, Oceanic is required to estimate income taxes in each of the jurisdictions in which it operates. This involves estimating actual current tax exposure together with assessing temporary differences that result in deferred tax assets and liabilities and expected future tax rates. Oceanic records a valuation allowance to reduce the deferred tax assets to an amount that management believes is more likely than not to be realized. Management considers future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If management subsequently determines that Oceanic will realize more or less of the net deferred tax assets in the future, such adjustment would be recorded as an increase or reduction of income tax expense in the period such determination is made.
In evaluating the need to provide for contingent liabilities, Oceanic takes into account a number of factors, including the expected likelihood of an unfavorable outcome in its lawsuit, and the ability to reasonably estimate the financial impact of an unfavorable outcome and management’s intentions with respect to the contingency.
(2) LIQUIDITY AND CAPITAL RESOURCES
Oceanic has historically addressed long-term liquidity needs for oil and gas exploration and development through the use of farm-out agreements. Under such agreements, Oceanic sells a portion of its ownership interest in the concession to an outside party who is then responsible for the exploration activities. This is a strategy that management intends to continue in the event it becomes feasible to begin further exploration in any of the areas where Oceanic currently holds concessions.
Cash Flow. Cash used in operating activities was $392,143 for the first three months of 2009 compared to $578,104 in the first three months of 2008. During the three months ended March 31, 2009 and 2008, Oceanic made actual cash payments of $60,418 and $82,867, respectively, mostly related to litigation and professional activities associated with oil and gas interests in the Timor Gap. An additional $193,642 of expenses were accrued and remained unpaid as of March 31, 2009. These costs are included in exploration expense. Exploration expenses have decreased in 2009 compared to the same period in 2008, primarily because of the decrease in litigation-related expenses as Oceanic awaits a decision by the court. Until the lawsuit is finally resolved, litigation charges recorded as exploration expenses will continue to be high and will use most of Oceanic’s cash resources. Cash flows from financing activities are the borrowings from the note payable to NWO Resources, Inc. (NWO) totaling $2,400,000 as of March 31, 2009. The first three months of 2009 ended with a net increase in total cash of $107,857, including cash received under the line of credit with NWO of $500,000.

Oceanic had $270,715 in cash and cash equivalents at March 31, 2009 compared with $162,858 at December 31, 2008. At March 31, 2009, Oceanic had an account receivable from affiliates of $24,250, which Oceanic anticipates will be paid in full. Oceanic had a negative working capital of $(2,753,777) at March 31, 2009 compared to a negative working capital of $(2,371,887) at December 31, 2008. Negative working capital occurs when current liabilities exceed cash and current assets. This decrease of $(381,890) in working capital from December 31, 2008 to March 31, 2009 was primarily a result of litigation expenses associated with the lawsuit.
On March 7, 2007, Oceanic established a new line of credit evidenced by a promissory note with NWO in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. As of March 31, 2009 and May 15, 2009, $2,400,000 and $2,500,000, respectively, were outstanding under this line of credit, with additional accrued interest of $81,058 and $100,683, respectively.
At the projected level of cash expenditures, Oceanic will need sources of additional funding. Oceanic is considering a rights offering or other equity offering to repay the line of credit and provide working capital. On May 13, 2009, Oceanic filed a Registration Statement relating to a potential future rights offering. The securities described in the Registration Statement will only be offered by prospectus. However, Oceanic’s ability to raise capital may be affected by the litigation described above, and there is no assurance that the Registration Statement will become effective or that the rights offering will commence or be successfully completed. Oceanic believes that the cash on hand at May 15, 2009, and cash generated from 2009 revenues, plus draws from the line of credit and proceeds from a rights offering, if successful, will be sufficient to fund operations beyond December 31, 2009.
Revenue. Oceanic provides management services to various entities with which its Chairman of the Board of Directors and Chief Executive Officer is affiliated. Services provided are:
•	Management, administrative and bookkeeping services to San Miguel Valley Corporation (San Miguel),
•	Management, administrative and professional services to Cordillera Corporation (Cordillera), and
•	Consulting services, including monitoring exploration and production activities on a worldwide basis to identify potential investment opportunities for Harvard International Resources Ltd. (HIRL).
Together, these management services provided all of Oceanic’s total revenue for the three months ended March 31, 2009 and 2008.
Management Fee Revenue
For the three months ended March 31,
(Unaudited)

	2009		2008
San Miguel Valley Corporation	$132,000	44%	$133,290	50%
Cordillera Corporation	162,000	54%	124,500	47%
Harvard International Resources, Ltd.	7,500	2%	9,165	3%

Total management fee revenue	$301,500		$266,955

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expenses. This charge is calculated annually based on the prior year’s costs. All expenses are billed at cost. The purpose of the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
(3) RESULTS OF OPERATIONS
Revenue. Management fee revenue for the three months ended March 31, 2009 increased $34,545 or 13% compared to the three months ended March 31, 2008. Monthly fees for the first three months of 2009 increased for Cordillera by $37,500, decreased for San Miguel by $1,290 and decreased for HIRL by $1,665 for the same time period. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.
Although Oceanic is currently not directly involved in any other oil and gas exploration or production activities, Oceanic continues to evaluate potential exploration and production activities elsewhere in the world. Oceanic did not receive any revenue from oil and gas properties in 2008, and it is not currently conducting any activities that would result in oil and gas revenue in 2009.

Exploration Expenses. Oceanic continues to incur ongoing legal and professional fees associated with its ongoing lawsuit. During the three months ended March 31, 2009 and 2008, Oceanic incurred total litigation expenses recorded as exploration expenses of $216,858 and $432,319, respectively.
In August 2001, Oceanic and Petrotimor commenced litigation in the Federal Court of Australia (Australian Federal Court) regarding the Timor Gap concession. On February 3, 2003, the Australian Federal Court issued decisions in which it declared that it lacked jurisdiction to hear Oceanic’s claims. As part of the Australian litigation, Oceanic was required to provide bank guarantees as security for the defendants’ litigation costs. The Australian and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the guarantees. On March 18, 2009, Oceanic reached a tentative settlement in the amount of AUS$800,000 that it must pay for these litigation costs. Of this amount, AUS$550,000 (including the deposit with the ANZ Bank of AUS$451,000), was paid in April 2009. The remaining AUS$250,000 has been accrued as of March 31, 2009 and will be paid when arrangements have been finalized.
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
Oceanic filed a Second Amended Complaint (the Complaint) with the DC Federal Court on March 1, 2005. The Complaint reflected claims that the misdeeds of the defendants effectively prevented Oceanic from competing for rights to explore for and produce oil and gas within the Timor Gap.
On September 21, 2006, the DC Federal Court dismissed certain defendants and certain of Oceanic’s claims and ordered that the remaining defendants file an Answer or other Responsive Pleading to the Complaint.
On February 5, 2007, the DC Federal Court granted the motion of the remaining defendants ConocoPhillips, Inc. and ConocoPhillips Company (ConocoPhillips) to transfer the case to the United States District Court for the Southern District of Texas (Texas Federal Court).
The defendants subsequently filed a motion for judgment on the pleadings. On April 16, 2008, the Texas Federal Court issued an Opinion on Dismissal and an Interlocutory Order providing that Oceanic take nothing from defendants. On April 22, 2008, the Texas Federal Court entered a Final Judgment dismissing the case. On May 15, 2008, Oceanic filed a Notice of Appeal. On August 19, 2008, Oceanic filed their Opening Brief with the United States Court of Appeals for the Fifth Circuit (Court of Appeals). The defendants/appellees filed their Brief in response on October 6, 2008. Oceanic filed their Reply Brief on October 21, 2008. The parties presented oral arguments on their respective positions on March 30, 2009, and are currently awaiting a decision by the Court of Appeals. Oceanic anticipates that if its appeal is successful, the defendants/appellees will continue to deny the allegations of the Complaint and will otherwise vigorously defend against Oceanic’s claims. Oceanic understands that pursuing this lawsuit to its fullest extent could take substantial time by Oceanic personnel, and Oceanic could incur substantial expense. However, Oceanic believes that the possibility of a favorable judgment justifies this substantial commitment of time and expense.
General and Administrative Expenses. Total general and administrative costs and expenses for the three months ended March 31, 2009 decreased by $55,886 or 12% from the same period in 2008. The largest changes between the two years were:
•	Salaries, payroll taxes and related personnel expenses have decreased by $47,465 due to fewer employees and replacement of a full-time employee with a part-time employee.
•	Storage fees have decreased $2,480 due to lower storage costs for seismic data.
•	Domestic travel expenses have decreased by $2,830 due to less travel in the first three months of 2009 as compared to the same period for 2008.
Other Income and Expense. Interest income for the three months ended March 31, 2009 is $5,214, which is $7,516 lower than the amount for the same period last year. This is because Oceanic did not have as much available cash to invest in the first three months of 2009 as compared to the same period for 2008. In the three months ended March 31, 2008, Oceanic earned interest on the remaining proceeds from the 2006 rights offering. In addition, investment of the trust account with the ANZ Bank was at a lower interest rate than in previous years.
Interest expense at March 31, 2009 of $39,923 compared to $6,832 for the same period in 2008, is primarily interest accrued on the line of credit payable to NWO. The outstanding balance of this obligation was $2,400,000 and $0 at March 31, 2009 and 2008, respectively.

Non-cash net foreign exchange gains of $4,306 at March 31, 2009 versus $22,843 at March 31, 2008, resulted from the fluctuations in exchange rates in 2009 and 2008 between the U.S. dollar, the British pound, the Euro and the Australian dollar.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report (the Evaluation Date), the President and Chief Financial Officer carried out an evaluation, which included inquiries made to certain other of Oceanic employees, of the effectiveness of Oceanic’s design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Financial Officer concluded that, as of the Evaluation Date, Oceanic’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that Oceanic files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and (ii) accumulated and communicated to the management of Oceanic to allow timely decisions regarding disclosure.
Changes in Internal Controls
There have been no changes in Oceanic’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.
Report of Management
Management prepared, and is responsible for, the condensed consolidated financial statements and the other information appearing in this report. The condensed consolidated financial statements present fairly Oceanic’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In preparing its condensed consolidated financial statements, Oceanic includes amounts that are based on estimates and judgments that management believes are reasonable under the circumstances.
Assessment of Internal Control Over Financial Reporting
Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Oceanic’s internal control system was designed to provide reasonable assurance to Oceanic’s management and directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of Oceanic’s internal control over financial reporting as of March 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Oceanic believes its internal controls over financial reporting was effective as of March 31, 2009.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceeding developments in 2008 were reported in the December 31, 2008 Form 10-K. See the ‘Pending Litigation’ section in Footnotes (2) and (3) and in Management’s Discussion and Analysis (3) above for activity through May 15, 2009.
ITEM 1A. RISK FACTORS
The Annual Report on Form 10-K listed certain risk factors which should be carefully considered in addition to the other information included in the periodic reports. The following risk factors have materially changed since the date of the Annual Report. Each of these risk factors could adversely affect Oceanic’s business, operating results and financial condition, as well as adversely affect the value of an investment in its common stock.

(1) MATERIAL NET LOSSES
Oceanic has suffered recurring material net losses and losses from operations during the most recent interim period and in recent fiscal years. Net losses for the three months ended March 31, 2009 and 2008 were $(375,717) and $(622,236), respectively. Oceanic’s stockholders’ equity decreased from a negative ($2,980,409) at December 31, 2008 to a negative $(3,356,127) as of March 31, 2009. If Oceanic continues to incur significant legal expenses related to its ongoing lawsuit, Oceanic expects significant losses to continue.
(2) NEED FOR ADDITIONAL FINANCING
Oceanic will need additional financing. During the first three months of 2009, Oceanic used $392,143 more cash than it generated from operations and ended the first quarter with a negative stockholders’ equity of $(3,356,127). Oceanic’s current operations are financed with a line of credit evidenced by a promissory note with NWO Resources, Inc. (NWO). However, Oceanic is considering a rights offering or other equity offering to repay the line of credit, provide working capital and fund on-going litigation costs. On May 13, 2009, Oceanic filed a Registration Statement relating to a potential future rights offering. The securities described in the Registration Statement will only be offered by prospectus. However, Oceanic’s ability to raise capital may be affected by the litigation described above, and there is no assurance that the Registration Statement will become effective or that the rights offering will commence or be successfully completed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS OF SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits filed herewith are listed below and attached to this report. The ‘Exhibit Number’ refers to the Exhibit Table in Item 601 of Regulation S-K.

Exhibit Number	Name of Exhibit
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Rule 13a-14(b) Certification of Officers
SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company
Date: May 15, 2009	/s/ Stephen M. Duncan
Stephen M. Duncan — President

Date: May 15, 2009	/s/ Lori A. Brundage
Lori A. Brundage — Chief Financial Officer