Form 10-K/A
period 2008-12-31
OCEANIC EXPLORATION CO
filed 2009-06-12
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
7800 East Dorado Place, Suite 250
Englewood, CO 80111
(Address of principal executive offices)
Registrant’s telephone number, including area code: (303) 220-8330
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0625 Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “non-accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The registrant had 59,688,881 shares of common stock outstanding at March 31, 2009.
Documents incorporated by reference:
None

Explanatory Note	3

Part III

Item 15. Exhibits and Reports on Form 8-K	3

Signatures	6

Exhibit 31.1
Exhibit 31.2
Exhibit 32

EXPLANATORY NOTE
This Form 10-K/A is being filed to amend and restate certifications by Oceanic’s principal executive officer and principal financial officer filed as exhibits under Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009 by Oceanic Exploration Company.
For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Exhibits 31.1 and 31.2 of the December 31, 2008 10-K have been amended and restated in their entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original December 31, 2008 10-K.
PART III
ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits filed herewith are listed below and if not located in another previously filed registration statement or report, are attached to this registration statement at the pages set out below. The ‘Exhibit Number’ below refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number	Name of Exhibit	Location
3.1	Certificate of Incorporation (including all amendments)	Exhibit 3 of the Report on Form 10-K for the year ended September 30, 1980 (SEC File No. 000-06540).
3.2	Bylaws (including all amendments)	Exhibit 3.1 of Form 8 (Amendment No. 1 to 10-K Report) dated June 1, 1982 (SEC File No. 000-06540).
3.3	Form of Amended and Restated Certificate of Incorporation	Exhibit 3.3 of Amendment No. 1 to Form SB-2 filed October 3, 2002.
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.4 for the 10-QSB for quarter ended June 30, 2006.
10.1	Memorandum of Agreement dated June 30, 1976 between Oceanic Exploration Company and Denison Mines Limited	Exhibit 9.2 of the report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540).
10.2	Letter Agreement dated July 28, 1976 amending Agreement of June 30, 1976	Exhibit 9.3 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540).
10.3	Amendment dated August 27, 1976 to Agreement of June 30, 1976	Exhibit 9.4 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540).
10.4	Management Agreement with Cordillera Corporation dated January 1, 2000	Exhibit 10.2 of the Report of Form 10-QSB for the quarter ended March 31, 2000.
10.5	Management Agreement with San Miguel Valley Corporation dated January 1, 2000	Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended March 31, 2000.
10.10	Office Building Lease with Sorrento West Properties, Inc. dated September 1, 2000	Exhibit 10 of the Report on Form 10-QSB for the quarter ended September 30, 2000.
10.11	Amendment to Office Building Lease	Exhibit 10.11 of the Report on Form 10-KSB for the year ended December 31, 2005.
10.14	Concession Contract between the Portuguese Government (by the Minister for Overseas) and Petrotimor Companhia de Petróleos, S.A. dated December 11, 1974	Exhibit 10.14 of Form SB-2 filed August 19, 2002.
10.16	Farm-out Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.4 of the Report on Form 10-KSB for the year ended March 31, 1995.

Exhibit Number	Name of Exhibit	Location
10.17	Letter Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.5 of the Report on Form 10-KSB for the year ended March 31, 1995.
10.18	Letter of Indemnification with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.6 of the Report on Form 10-KSB for the year ended March 31, 1995.
10.20	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan amended and restated as of January 1, 2001	Exhibit 10.20 of Amendment No. 1 to Form SB-2 filed October 3, 2002.
10.21	Cordillera and Affiliated Companies Money Purchase Pension Plan amended and restated as of January 1, 2001	Exhibit 10.21 of Amendment No. 1 to Form SB-2 filed October 3, 2002.
10.22	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.22 of Amendment No. 1 to Form SB-2 filed October 3, 2002.
10.23	Cordillera and Affiliated Companies Money Purchase Pension Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.23 of Amendment No. 1 to Form SB-2 filed October 3, 2002.
10.24	Services Agreement between Oceanic Exploration Company and Cordillera Corporation dated September 1, 2002	Exhibit 10.24 of Amendment No. 1 to Form SB-2 filed October 3, 2002.
10.26	Consulting Agreement between Petrotimor Companhia de Petróleos, S.A. and Harvard International Resources, Ltd. dated October 1, 2003	Exhibit 10.26 of the report on Form 10-KSB for the year ended December 31, 2003.
10.27	Business Consultant Agreement between Petrotimor Companhia de Petróleos, S.A. and Dr. John L. Redmond dated October 1, 2003	Exhibit 10.27 of the report on Form 10-KSB for the year ended December 31, 2003.
10.28	Income Tax Accounting Agreement between NWO Resources and Oceanic Exploration Company dated October 1, 2003	Exhibit 10.28 of the report on Form 10-KSB for the year ended December 31, 2003.
10.32	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 7, 2007	Exhibit 10.32 of the report on Form 10-KSB for the year ended December 31, 2006.
10.33	Services Agreement Between Oceanic Exploration Company and General Atomics for Stephen M. Duncan	Exhibit 10.33 of the report on Form 10-QSB for the quarter ended June 30, 2007.
10.34	Services Agreement Between Oceanic Exploration Company and General Atomics for Karsten Blue	Exhibit 10.34 of the report on Form 10-QSB for the quarter ended June 30, 2007.
10.35	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated February 28, 2008	Exhibit 10.35 of the report on Form 10-KSB for the year ended December 31, 2007.
10.36	Amendment to Office Lease for Additional Square Footage	Exhibit 10.36 of the report on Form 10-KSB for the year ended December 31, 2007.
10.37	Services Agreement with General Atomics for Legal Services	Exhibit 10.37 of the report on Form 10-Q for the quarter ended March 31, 2008.
10.38	Sublease Agreement with Cordillera Corporation	Exhibit 10.38 of the report on Form 10-Q for the quarter ended March 31, 2008.
10.39	Third Amendment to Office Building Lease	Exhibit 10.39 of the report on Form 10-Q for the quarter ended September 30, 2008.

Exhibit Number	Name of Exhibit	Location
10.40	Amendment to Sublease Agreement	Exhibit 10.40 of the report on Form 10-Q for the quarter ended September 30, 2008.
10.41	Extension of Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 11, 2009	Exhibit 10.41 of the report on Form 10-K for the year ended December 31, 2008.
31.1	Section 302: Certification of President
31.2	Section 302: Certification of Chief Financial Officer
32	Section 906: Certification of President and Chief Financial Officer
99.1	Code of Ethics for Directors, Management and Employees	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.
99.2	Securities Trading Policy/Timely Reporting of Events	Exhibit 99.1 of the Report on Form 10-KSB for the year ended December 31, 2003.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANIC EXPLORATION COMPANY
By:	/s/ Stephen M. Duncan
Stephen M. Duncan, President

Dated: June 12, 2009

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 31.1	Certification of the President
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32	Certification of the President and Chief Financial Officer