Form 10-Q/A
period 2009-03-31
OCEANIC EXPLORATION CO
filed 2009-06-12
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of the registrant’s common stock outstanding as of May 15, 2009 was 59,688,881 shares.

EXPLANATORY NOTE	3

Part II — OTHER INFORMATION	3

Item 6 EXHIBITS AND REPORTS ON FORM 8-K	3

SIGNATURES	3

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

EXPLANATORY NOTE
This form 10-Q/A is being filed to amend and restate the certifications by Oceanic’s principal executive officer and principal financial officer filed as exhibits under Part II of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which was filed with the Securities and Exchange Commission on May 15, 2009 by Oceanic Exploration Company.
For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Exchange Act, Exhibits 31.1 and 31.2 of the March 31, 2009 10-Q have been amended and restated in their entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original March 31, 2009 10-Q.
PART II
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

Oceanic Exploration Company
Date: June 12, 2009	/s/ Stephen M. Duncan
Stephen M. Duncan — President

Date: June 12, 2009	/s/ Lori A. Brundage
Lori A. Brundage — Chief Financial Officer