Form 10-Q
period 2009-06-30
OCEANIC EXPLORATION CO
filed 2009-08-13
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐       No ☑
The total number of shares of the registrant’s common stock outstanding as of August 13, 2009 was 59,688,881 shares.

PART 1 — FINANCIAL INFORMATION
OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)	(audited)
Cash	$85,043	$162,858
Due from affiliates	47,422	13,191
Prepaid expenses and other	77,454	40,567

Total current assets	209,919	216,616

Oil and gas property interests (note 6)	—	—

Furniture, fixtures and equipment	73,390	73,390
Less accumulated depreciation	(53,418)	(50,516)

	19,972	22,874

Total assets	$229,891	$239,490

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$66,846	$33,337
Accrued expenses	231,856	363,947
Accrued expenses — security for legal costs (note 2)	201,193	245,197
Note payable, related party — NWO Resources, Inc., including accrued interest (note 4)	2,821,575	1,946,022

Total current liabilities	3,321,470	2,588,503

United Kingdom taxes payable, including accrued interest (note 7)	723,196	624,433
Other non-current liabilities	5,358	6,963

Total non-current liabilities	728,554	631,396

Commitments and contingencies (notes 2, 3, 5 and 7)	—	—

Total liabilities	4,050,024	3,219,899

Stockholders’ (deficit) equity
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 100,000,000 shares; 59,688,881 shares issued and outstanding	3,730,555	3,730,555
Capital in excess of par value	8,165,609	8,165,609
Accumulated deficit	(15,716,297)	(14,876,573)

Total stockholders’ (deficit)	(3,820,133)	(2,980,409)

Total liabilities and stockholders’ (deficit)	$229,891	$239,490

See accompanying notes to the condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Management revenue — related parties	$227,474	$384,909	$528,974	$651,864

Costs and expenses:
Exploration expenses (note 2)	196,713	584,412	413,571	1,016,731
Amortization and depreciation	1,450	1,451	2,901	2,673
General and administrative	373,294	447,618	801,799	932,009

	571,457	1,033,481	1,218,271	1,951,413

Operating loss	(343,983)	(648,572)	(689,297)	(1,299,549)

Other income (expense):
Interest income and realized gains	292	5,573	5,506	18,303
Interest expense and financing costs (note 4)	(46,140)	(9,381)	(86,063)	(16,213)
Foreign currency gains (losses)	(74,176)	18,447	(69,870)	41,290

	(120,024)	14,639	(150,427)	43,380

Loss before income taxes	(464,007)	(633,933)	(839,724)	(1,256,169)

Income tax expense (note 5)	—	—	—	—

Net loss	$(464,007)	$(633,933)	$(839,724)	$(1,256,169)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	59,688,881	59,688,881	59,688,881	59,688,881
See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(839,724)	$(1,256,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,902	2,673
Accrued interest payable to NWO Resources, Inc.	75,553	2,567
Changes in operating assets and liabilities:
Increase in due from affiliates	(34,231)	(154,617)
Increase in prepaid expenses and other assets	(36,887)	(8,000)
Increase (decrease) in accounts payable	33,509	(17,078)
(Decrease) increase in accrued expenses	(132,091)	64,579
(Decrease) increase in security for legal costs	(44,004)	16,148
Increase in United Kingdom taxes payable, including accrued interest payable	98,763	12,206
Decrease in other non-current liabilities	(1,605)	(1,367)

Net cash used in operating activities	(877,815)	(1,339,058)

Cash used in investing activities:
Purchase of fixed assets	—	(9,141)

Cash flows from financing activities:

Proceeds from issuance of note payable, related party — NWO Resources, Inc.	800,000	600,000

Net decrease in cash	(77,815)	(748,199)

Cash at beginning of period	162,858	912,672

Cash at end of period	$85,043	$164,473

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009
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
As of June 30, 2009 and December 31, 2008, Oceanic had accounts receivable only from related parties. Accordingly, there were no unrelated customers who were considered to be significant.
(2)	EXPLORATION EXPENSES
In 1974, Petrotimor Companhia de Petróleos, S.A. (Petrotimor), a 99% owned subsidiary of Oceanic, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million-acre area between East Timor and Australia known as the ‘Timor Gap.’ At that time, Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976, Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.
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

In August 2001, Oceanic and Petrotimor commenced litigation in the Federal Court of Australia (Australian Federal Court) regarding the Timor Gap concession. On February 3, 2003, the Australian Federal Court issued decisions in which it declared that it lacked jurisdiction to hear Oceanic’s claims. As part of the Australian litigation, Oceanic was required to provide bank guarantees as security for the defendants’ litigation costs. The Australian and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the guarantees. As of June 30, 2008, Oceanic had $412,921 ($429,455 in Australian dollars) on deposit with the ANZ Bank as collateral for the guarantees. On March 18, 2009, Oceanic reached a tentative settlement in the amount of AUS$800,000 that it must pay for these litigation costs. Of this amount, AUS$550,000 (including the deposit with the ANZ Bank of AUS$451,000), was paid on April 16, 2009. The remaining AUS$250,000 has been accrued and will be paid when arrangements have been finalized.
During the six months ended June 30, 2009 and 2008, Oceanic incurred expenses of $396,784 and $989,418 respectively, mostly related to legal, consulting and commercial activities associated with oil and gas interests in the Timor Gap. These expenses have been recorded as exploration expenses in the accompanying statements.
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
The defendants subsequently filed a motion for judgment on the pleadings. On April 16, 2008, the Texas Federal District Court issued its Opinion on Dismissal stating that Oceanic’s claims fail because “it does not plead facts that, if true, would show that its loss was proximately caused by the bribery.” The District Court further held that “To recover, Oceanic must show what would have happened absent the bribe to a high degree of probability. It can not.” Accordingly, the Texas Federal Court granted defendants’ Rule 12(c) motion for judgment on the pleadings. A final judgment was entered on April 22, 2008. Oceanic’s timely notice of appeal was filed on or about May 19, 2008. On August 19, 2008, Oceanic/Appellants filed their opening Brief with the United States Court of Appeals for the Fifth Circuit asserting multiple grounds of error by the District Court. These included the arguments (1) that the District Court erred in applying a heightened pleading standard in judging the sufficiency of Oceanic’s proximate cause allegations, (2) that the District Court did not accept Oceanic’s well-pleaded allegations as true and failed to draw reasonable inference in Oceanic’s favor, (3) that the case should be reversed, remanded, and assigned to a different judge, and (4) that the District Court erred in dismissing ConocoPhillips subsidiaries for lack of personal jurisdiction. The defendants/appellees filed their Brief in response on October 6, 2008. Appellants filed their Reply Brief on October 21, 2008. The parties presented oral arguments on their respective positions on March 30, 2009, and are currently awaiting a decision by the Court of Appeals. Oceanic anticipates that if its appeal is successful, the defendants/appellees will continue to deny the allegations of the Complaint and will otherwise vigorously defend against Oceanic’s claims. Oceanic understands that pursuing this lawsuit to its fullest extent could take substantial time by Oceanic personnel, and Oceanic could incur substantial expense. However, Oceanic believes that the possibility of a favorable judgment justifies this substantial commitment of time and expense.
(4)	NOTE PAYABLE — RELATED PARTY
ConocoPhillips
On March 7, 2007, Oceanic established a new line of credit evidenced by a promissory note with NWO Resources, Inc. (NWO), in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. As of June 30, 2009 and August 13, 2009, $2,700,000 and $2,900,000, respectively, were outstanding under this line of credit with additional accrued interest of $121,575 and $142,951, respectively.

At the current level of cash expenditures, Oceanic will need sources of additional funding. Oceanic is considering a rights offering or other equity offering to repay the line of credit and provide working capital. On May 13, 2009, Oceanic filed a Registration Statement relating to a potential future rights offering. The securities described in the Registration Statement will only be offered by prospectus. However, Oceanic’s ability to raise capital may be affected by the litigation described above and other factors, and there is no assurance that the Registration Statement will become effective or that the rights offering will commence or be successfully completed. Oceanic believes that the cash on hand at August 13, 2009, and the cash generated from 2009 revenues, plus draws from the line of credit and proceeds from a rights offering, if successful, will be sufficient to fund operations beyond December 31, 2009.
(5)	INCOME TAXES
Oceanic and NWO maintain a tax-sharing agreement with the same provisions applicable to all subsidiaries included in NWO’s consolidated return. To calculate its tax provision, Oceanic first estimates what its taxes would have been if NWO did not file a consolidated tax return with Oceanic. This specifically includes an estimate of Oceanic’s share of book-tax differences, which apply ratably to all NWO subsidiaries. The provision will include a tax benefit from losses to the extent of previous profits, but only to the extent such profits were included in the NWO consolidated return. To the extent a tax benefit for Oceanic’s loss has not been previously allowed, and Oceanic has profits in a future year, the benefit of the loss will be included in the provision to the extent the loss would provide a tax benefit to Oceanic on a stand-alone basis and to the extent that the prior year tax losses could be carried forward under United States tax rules.
In evaluating the realizability of the net deferred tax assets, Oceanic takes into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that Oceanic will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset. Because it cannot be accurately determined when or if Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating losses incurred during the six months ended June 30, 2009 and 2008.
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
In addition, Oceanic may be involved from time to time in various claims and lawsuits incidental to its business. In the opinion of Oceanic’s management, no claims or lawsuits, not previously disclosed, exist at June 30, 2009 that will result in a material adverse effect on the financial position or operating results of Oceanic.
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

Management Fee Revenue
For the six months ended June 30,
(Unaudited)

	2009		2008
San Miguel Valley Corporation	$296,035	56%	$222,572	34%
Cordillera Corporation	217,759	41%	410,572	63%
Harvard International Resources, Ltd.	15,180	3%	18,720	3%

Total management fee revenue	$528,974		$651,864

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expenses. This charge is calculated annually based on the prior year’s costs. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These expenses totaled $180 and $3,720 for the six months ended June 30, 2009 and 2008, respectively. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Effective June 30, 2007, Oceanic entered into a services agreement with General Atomics (GA), a company controlled by Oceanic’s Chairman of the Board of Directors and Chief Executive Officer. This agreement specifies that Oceanic will pay GA for the services of Stephen M. Duncan to serve as President of Oceanic at a fixed rate of $7,500 per month. The agreement has no contractual termination date, but can be terminated with 30 days notice by either party. Oceanic recorded expenses of $45,000 for each of the six-month periods ended June 30, 2009 and 2008, for payments made to GA for Stephen M. Duncan’s services.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the Timor Gap matters. On July 31, 2007, Oceanic entered into a services agreement with GA. The agreement specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. Oceanic expensed $39,000 for each of the six-month periods ended June 30, 2009 and 2008, for Karsten Blue’s services.
Oceanic leases approximately 5,191 square feet of office space in an office building located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111. Sorrento West Properties, Inc., a related company, owns the office building. The lease has been extended to October 31, 2009 at a rate of $16.50 per square foot. Oceanic also subleases 940 square feet of space from Cordillera in the same building. This sublease has been extended to March 31, 2010 at an annual rate of $12.00 per square foot. Oceanic’s facilities are adequate for their current needs. Rent expense, including a prorated share of building operating expenses, for the six months ended June 30, 2009 and 2008 were $46,045 and $43,209, respectively.
On March 7, 2007, Oceanic established a line of credit, evidenced by a promissory note with NWO, in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. As of June 30, 2009 and August 13, 2009, Oceanic had borrowed $2,700,000 and $2,900,000, respectively, under this line of credit with accrued interest of $121,575 and $142,951, respectively, on these outstanding balances.
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
Also, effective January 1, 2008, Oceanic adopted Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 expands the use of fair value measurement by permitting items at fair value that are not currently required to be measured at fair value. Oceanic did not elect the fair value option for any of its financial assets or liabilities.

In December 2007, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (SFAS No. 141 (R)), to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination. SFAS No. 141 (R) is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. Oceanic adopted SFAS 141 (R) on January 1, 2009 and it did not have any impact on its financial position, results of operations or cash flows.
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
In May 2009, the FASB issued SFAS No. 165 Subsequent Events (“SFAS 165”), which defines further disclosure requirements for events which occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for Oceanic beginning on April 1, 2009. In accordance with SFAS 165, Oceanic’s management has evaluated events subsequent to June 30, 2009 through August 13, 2009 which is the issuance date of this report. There has been no material event noted in this period which would either impact the results reflected in this report or Oceanic’s results going forward.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Oceanic will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending September 30, 2009. This will not have a material impact on Oceanic’s consolidated financial statements.

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
The following discussion and analysis should be read in conjunction with Oceanic’s condensed consolidated financial statements and notes thereto for the respective periods ended December 31, 2008 and June 30, 2009 and 2008.
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
Cash Flow. Cash used in operating activities was $877,815 for the first six months of 2009 compared to $1,339,058 in the first six months of 2008. During the six months ended June 30, 2009 and 2008, Oceanic made actual cash payments of $315,559 and $624,017, respectively, mostly related to litigation and professional activities associated with oil and gas interests in the Timor Gap. An additional $98,012 of expenses were accrued and remained unpaid as of June 30, 2009. These costs are included in exploration expense. Exploration expenses have decreased in 2009 compared to the same period in 2008, primarily because of the decrease in litigation-related expenses as Oceanic awaits a decision by the court. Until the lawsuit is finally resolved, litigation charges recorded as exploration expenses will continue to be high and will use most of Oceanic’s cash resources. Cash flows from financing activities are the borrowings from the note payable to NWO Resources, Inc. (NWO) totaling $2,700,000 as of June 30, 2009. The first six months of 2009 ended with a net decrease in total cash of $77,815, including cash received under the line of credit with NWO of $800,000.
Oceanic had $85,043 in cash and cash equivalents at June 30, 2009 compared with $162,858 at December 31, 2008. At June 30, 2009, Oceanic had accounts receivable from affiliates of $47,422, which Oceanic anticipates will be paid in full. Oceanic had a negative working capital of ($3,111,551) at June 30, 2009 compared to a negative working capital of $(2,371,887) at December 31, 2008. Negative working capital occurs when current liabilities exceed cash and current assets. This decrease of $739,664 in working capital from December 31, 2008 to June 30, 2009 was primarily the result of drawing on the NWO line of credit to pay for litigation related expenses and general and administrative expenses.
On March 7, 2007, Oceanic established a new line of credit evidenced by a promissory note with NWO in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. As of June 30, 2009, and August 13, 2009, $2,700,000 and $2,900,000, respectively, were outstanding under this line of credit, with additional accrued interest of $121,575 and $142,951, respectively.
At the current level of cash expenditures, Oceanic will need sources of additional funding at some point in the future. Oceanic is considering a rights offering or other equity offering to repay the line of credit and provide working capital. On May 13, 2009, Oceanic filed a Registration Statement relating to a potential future rights offering. The securities described in the Registration Statement will only be offered by prospectus. However, Oceanic’s ability to raise capital may be affected by the litigation described above, and there is no assurance that the Registration Statement will become effective or that the rights offering will commence or be successfully completed. Oceanic believes that the cash on hand at August 13, 2009, and cash generated from 2009 revenues, plus draws from the line of credit and proceeds from a rights offering, if successful, will be sufficient to fund operations beyond December 31, 2009.
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
Together, these management services provided all of Oceanic’s total revenue for the six months ended June 30, 2009 and 2008.

Management Fee Revenue
For the six months ended June 30,
(Unaudited)

	2009		2008
San Miguel Valley Corporation	$296,035	56%	$222,572	34%
Cordillera Corporation	217,759	41%	410,572	63%
Harvard International Resources, Ltd.	15,180	3%	18,720	3%

Total management fee revenue	$528,974		$651,864

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
Revenue. Management fee revenue for the six months ended June 30, 2009, decreased $122,890 or 19% compared to the six months ended June 30, 2008. Monthly management fee income for the first six months of 2009 decreased for Cordillera by $192,813, increased for San Miguel by $73,463 and decreased for HIRL by $3,540 for the same time period. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.
Although Oceanic is currently not directly involved in any other oil and gas exploration or production activities, Oceanic continues to evaluate potential exploration and production activities elsewhere in the world. Oceanic did not receive any revenue from oil and gas properties in 2008, and it is not currently conducting any activities that would result in oil and gas revenue in 2009.
Exploration Expenses. Oceanic continues to incur ongoing legal and professional fees associated with its ongoing lawsuit. During the six months ended June 30, 2009 and 2008, Oceanic incurred total litigation expenses recorded as exploration expenses of $413,571 and $1,016,731, respectively.
In August 2001, Oceanic and Petrotimor commenced litigation in the Federal Court of Australia (Australian Federal Court) regarding the Timor Gap concession. On February 3, 2003, the Australian Federal Court issued decisions in which it declared that it lacked jurisdiction to hear Oceanic’s claims. As part of the Australian litigation, Oceanic was required to provide bank guarantees as security for the defendants’ litigation costs. The Australian and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the guarantees. On March 18, 2009, Oceanic reached a tentative settlement in the amount of AUS$800,000 that it must pay for these litigation costs. Of this amount, AUS$550,000 (including the deposit with the ANZ Bank of AUS$451,000), was paid on April 16, 2009. The remaining AUS$250,000 has been accrued and will be paid when arrangements have been finalized.
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

The defendants subsequently filed a motion for judgment on the pleadings. On April 16, 2008, the Texas Federal District Court issued its Opinion on Dismissal stating that Oceanic’s claims fail because “it does not plead facts that, if true, would show that its loss was proximately caused by the bribery.” The District Court further held that “To recover, Oceanic must show what would have happened absent the bribe to a high degree of probability. It can not.” Accordingly, the Texas Federal Court granted defendants’ Rule 12(c) motion for judgment on the pleadings. A final judgment was entered on April 22, 2008. Oceanic’s timely notice of appeal was filed on or about May 19, 2008. On August 19, 2008, Oceanic/Appellants filed their opening Brief with the United States Court of Appeals for the Fifth Circuit asserting multiple grounds of error by the District Court. These included the arguments (1) that the District Court erred in applying a heightened pleading standard in judging the sufficiency of Oceanic’s proximate cause allegations, (2) that the District Court did not accept Oceanic’s well-pleaded allegations as true and failed to draw reasonable inference in Oceanic’s favor, (3) that the case should be reversed, remanded, and assigned to a different judge, and (4) that the District Court erred in dismissing ConocoPhillips subsidiaries for lack of personal jurisdiction. The defendants/appellees filed their Brief in response on October 6, 2008. Appellants filed their Reply Brief on October 21, 2008. The parties presented oral arguments on their respective positions on March 30, 2009, and are currently awaiting a decision by the Court of Appeals. Oceanic anticipates that if its appeal is successful, the defendants/appellees will continue to deny the allegations of the Complaint and will otherwise vigorously defend against Oceanic’s claims. Oceanic understands that pursuing this lawsuit to its fullest extent could take substantial time by Oceanic personnel, and Oceanic could incur substantial expense. However, Oceanic believes that the possibility of a favorable judgment justifies this substantial commitment of time and expense.
General and Administrative Expenses. Total general and administrative costs and expenses for the six months ended June 30, 2009 decreased by $130,210 or 14% from the same period in 2008. The largest changes between the two years were:
•	Salaries and employee benefits decreased $106,855 due to fewer employees and the CFO position changing from full-time to part-time in August 2008.

•	General legal fee expense has decreased by $9,402 due to less time required for review of public filings and press releases in 2009.
Other Income and Expense. Interest income for the six months ended June 30, 2009 is $5,506, which is $12,797 lower than the amount for the same period last year. This is because Oceanic did not have as much available cash to invest in the first six months of 2009 as compared to the same period for 2008. Interest income for 2008 includes interest on the remaining proceeds from the 2006 rights offering. In addition, the rate of interest earned on the investment of the trust account with the ANZ Bank was higher in 2008 than in 2009.
Interest expense at June 30, 2009 of $86,063 compared to $16,213 for the same period in 2008, is primarily interest accrued on the line of credit payable to NWO. The outstanding principal balance of this obligation was $2,700,000 and $600,000 at June 30, 2009 and 2008, respectively.
Non-cash net foreign exchange losses of $69,870 at June 30, 2009 versus gains of $41,290 at June 30, 2008, resulted from the weakening of the U.S. dollar as against the British pound, the Euro and the Australian dollar for the first six months of 2008 compared to the first six months of 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report (the Evaluation Date), the President and Chief Financial Officer carried out an evaluation, which included inquiries made to certain other Oceanic employees, of the effectiveness of Oceanic’s design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Financial Officer concluded that, as of the Evaluation Date, Oceanic’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that Oceanic files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and (ii) accumulated and communicated to the management of Oceanic to allow timely decisions regarding disclosure.
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
Management assessed the effectiveness of Oceanic’s internal control over financial reporting as of June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Oceanic believes its internal controls over financial reporting were effective as of June 30, 2009.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Legal proceeding developments in 2008 were reported in the December 31, 2008 Form 10-K. See the ‘Pending Litigation’ section in Footnotes (2) and (3) and in Management’s Discussion and Analysis (3) above for activity through August 13, 2009.

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
Oceanic has suffered recurring material net losses and losses from operations during the most recent interim period and in recent fiscal years. Net losses for the six months ended June 30, 2009 and 2008 were ($839,724) and ($1,256,169), respectively. Oceanic’s stockholders’ equity decreased from a negative ($2,980,409) at December 31, 2008 to a negative ($3,820,133) as of June 30, 2009. If Oceanic continues to incur significant legal expenses related to its ongoing lawsuit, Oceanic expects significant losses to continue.
(2)	NEED FOR ADDITIONAL FINANCING
Oceanic will need additional financing. During the first six months of 2009, Oceanic used $77,815 more cash than it generated from operating and financing activities and ended the second quarter with a negative stockholders’ equity of ($3,820,133). Oceanic’s current operations are financed with a line of credit evidenced by a promissory note with NWO Resources, Inc. (NWO). However, Oceanic is considering a rights offering or other equity offering to repay the line of credit and provide working capital. On May 13, 2009, Oceanic filed a Registration Statement relating to a potential future rights offering. The securities described in the Registration Statement will only be offered by prospectus. However, Oceanic’s ability to raise capital may be affected by the litigation described above, and there is no assurance that the Registration Statement will become effective or that the rights offering will commence or be successfully completed. Even if the rights offering is successfully completed, the funds from the rights offering may not be sufficient to both fund operations and fully pursue the claims Oceanic has made in the U.S. Timor Gap Litigation. Since Oceanic commenced the litigation in the DC Federal Court on March 1, 2004, its litigation-related expenses have averaged $145,000 per month. Actual litigation expenses, however, can vary substantially from month to month. If the Court of Appeals rules in our favor on the issues currently pending before it, we expect that intense pre-trial discovery will commence immediately. That will include such activities as the depositions of key witnesses, the request for and production of material documents, the drafting and response to written interrogatories, etc. In that circumstance, our litigation expenses are likely to exceed $200,000 per month and perhaps, much more, depending on the pre-trial discovery actions taken by ConocoPhillips. If the Court of Appeals rules against Oceanic, its litigation expenses for the next few months are likely to be comparatively less as it considers its future litigation options.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS OF SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
Oceanic notes with sadness the passing on June 28, 2009 of its long time officer and director, Charles N. Haas. Mr. Haas served as an officer of Oceanic from 1981 until retiring as President in May 2007 and served as a director of Oceanic from 1981 until resigning on June 1, 2009.

ITEM 6.	EXHIBITS
(a)	Exhibits filed herewith are listed below and attached to this report. The ‘Exhibit Number’ refers to the Exhibit Table in Item 601 of Regulation S-K.

Exhibit Number	Name of Exhibit
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Rule 13a-14(b) Certification of Officers

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company
Date: August 13, 2009	/s/ Stephen M. Duncan
Stephen M. Duncan -- President

Date: August 13, 2009	/s/ Lori A. Brundage
Lori A. Brundage -- Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Exhibit

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Officers