Form 10-Q
period 2009-09-30
OCEANIC EXPLORATION CO
filed 2009-11-13
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of the registrant’s common stock outstanding as of November 13, 2009 was 59,688,881 shares.

PART I — FINANCIAL INFORMATION
OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Cash	$72,333	$162,858
Due from affiliates	14,371	13,191
Prepaid expenses and other	18,485	40,567

Total current assets	105,189	216,616

Oil and gas property interests (note 6)	—	—

Furniture, fixtures and equipment	73,390	73,390
Less accumulated depreciation	(54,819)	(50,516)

	18,571	22,874

Total assets	$123,760	$239,490

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$35,843	$33,337
Accrued expenses	196,383	363,947
Accrued expenses — security for legal costs (note 2)	—	245,197
Note payable, related party — NWO Resources, Inc., including accrued interest (note 4)	3,417,815	1,946,022

Total current liabilities	3,650,041	2,588,503

United Kingdom taxes payable, including accrued interest (note 7)	702,215	624,433
Other non-current liabilities	4,524	6,963

Total non-current liabilities	706,739	631,396

Commitments and contingencies (notes 2, 3, 5 and 7)	—	—

Total liabilities	4,356,780	3,219,899

Stockholders’ (deficit) equity
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 100,000,000 shares; 59,688,881 shares issued and outstanding	3,730,555	3,730,555
Capital in excess of par value	8,165,609	8,165,609
Accumulated deficit	(16,129,184)	(14,876,573)

Total stockholders’ (deficit)	(4,233,020)	(2,980,409)

Total liabilities and stockholders’ (deficit)	$123,760	$239,490

See accompanying notes to the condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Management revenue — related parties	$211,561	$282,168	$740,535	$934,032

Costs and expenses:
Exploration expenses (note 2)	167,105	548,688	580,676	1,565,419
Amortization and depreciation	1,401	1,451	4,303	4,124
General and administrative	433,270	405,470	1,235,068	1,337,479

	601,776	955,609	1,820,047	2,907,022

Operating loss	(390,215)	(673,441)	(1,079,512)	(1,972,990)

Other income (expense):
Interest income and realized gains	338	6,883	5,844	25,186
Interest expense and financing costs (note 4)	(51,650)	(23,196)	(137,713)	(39,409)
Foreign currency gains (losses)	28,640	9,214	(41,230)	50,504

	(22,672)	(7,099)	(173,099)	36,281

Loss before income taxes	(412,887)	(680,540)	(1,252,611)	(1,936,709)

Income tax expense (note 5)	—	—	—	—

Net loss	$(412,887)	$(680,540)	$(1,252,611)	$(1,936,709)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	59,688,881	59,688,881	59,688,881	59,688,881
See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,252,611)	$(1,936,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	4,303	4,124
Accrued interest payable to NWO Resources, Inc.	121,793	19,542
Changes in operating assets and liabilities:
Increase in due from affiliates	(1,180)	(57,278)
Decrease (increase) in prepaid expenses and other assets	22,082	(8,002)
Increase (decrease) in accounts payable	2,506	(23,870)
(Decrease) increase in accrued expenses	(167,564)	274,027
Decrease in security for legal costs	(245,197)	(35,480)
Increase (decrease) in United Kingdom taxes payable, including accrued interest payable	77,782	(57,468)
Decrease in other non-current liabilities	(2,439)	(2,189)

Net cash used in operating activities	(1,440,525)	(1,823,303)

Cash used in investing activities:
Purchase of fixed assets	—	(9,141)

Cash flows from financing activities:

Proceeds from issuance of note payable, related party — NWO Resources, Inc.	1,350,000	1,300,000

Net decrease in cash	(90,525)	(532,444)

Cash at beginning of period	162,858	912,672

Cash at end of period	$72,333	$380,228

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009
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
As of September 30, 2009 and December 31, 2008, Oceanic had accounts receivable only from related parties. Accordingly, there were no unrelated customers who were considered to be significant.
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

In August 2001, Oceanic and Petrotimor commenced litigation in the Federal Court of Australia (Australian Federal Court) regarding the Timor Gap concession. On February 3, 2003, the Australian Federal Court issued decisions in which it declared that it lacked jurisdiction to hear Oceanic’s claims. As part of the Australian litigation, Oceanic was required to provide bank guarantees as security for the defendants’ litigation costs. The Australian and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the guarantees. As of September 30, 2008, Oceanic had $359,219 ($437,506 in Australian dollars) on deposit with the ANZ Bank as collateral for the guarantees. On March 18, 2009, Oceanic reached a settlement in the amount of AUS$800,000 that it must pay for these litigation costs. AUS$550,000 (including the deposit with the ANZ Bank of AUS$451,000), was paid on April 16, 2009. The remaining AUS$250,000 was paid on September 22, 2009 satisfying the full amount of the liability.
During the nine months ended September 30, 2009 and 2008, Oceanic incurred expenses of $559,330 and $1,514,697 respectively, mostly related to legal, consulting and commercial activities associated with oil and gas interests in the Timor Gap. These expenses have been recorded as exploration expenses in the accompanying statements.
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
The defendants subsequently filed a motion for judgment on the pleadings. On April 16, 2008, the Texas Federal District Court issued its Opinion on Dismissal stating that Oceanic’s claims fail because “it does not plead facts that, if true, would show that its loss was proximately caused by the bribery.” The District Court further held that “To recover, Oceanic must show what would have happened absent the bribe to a high degree of probability. It can not.” Accordingly, the Texas Federal Court granted defendants’ Rule 12( c ) motion for judgment on the pleadings. A final judgment was entered on April 22, 2008. Oceanic’s timely notice of appeal was filed on or about May 19, 2008. On August 19, 2008, Oceanic/Appellants filed their opening Brief with the United States Court of Appeals for the Fifth Circuit asserting multiple grounds of error by the District Court. These included the arguments (1) that the District Court erred in applying a heightened pleading standard in judging the sufficiency of Oceanic’s proximate cause allegations, (2) that the District Court did not accept Oceanic’s well-pleaded allegations as true and failed to draw reasonable inference in Oceanic’s favor, (3) that the case should be reversed, remanded, and assigned to a different judge, and (4) that the District Court erred in dismissing ConocoPhillips subsidiaries for lack of personal jurisdiction. The defendants/appellees filed their Brief in response on October 6, 2008. Appellants filed their Reply Brief on October 21, 2008. The parties presented oral arguments on their respective positions on March 30, 2009. On November 6, 2009, the United States Court of Appeals affirmed the final judgment of the District Court. Oceanic is reviewing its options in light of the recent court decision.
(4) NOTE PAYABLE – RELATED PARTY
On March 7, 2007, Oceanic established a new line of credit evidenced by a promissory note with NWO Resources, Inc. (NWO), in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. As of September 30, 2009 and November 13, 2009, $3,250,000 and $3,350,000, respectively, were outstanding under this line of credit with additional accrued interest of $167,815 and $192,254, respectively.

At the current level of cash expenditures, Oceanic will need sources of additional funding. Oceanic had considered a rights offering or other equity offering to repay the line of credit and provide working capital. However, on November 5, 2009, the Oceanic Board determined that a rights offering was not in Oceanic’s best interest at this time. Oceanic has requested withdrawal of the Registration Statement it filed on May 13, 2009 relating to a potential future rights offering. As of September 30, 2009, Oceanic expensed $85,794 of previously capitalized costs as a result of this decision. Oceanic currently intends to use the funds available under its line of credit to fund current operations. Oceanic believes that the cash on hand at November 13, 2009, and the cash generated from 2009 revenues, plus draws from the line of credit will be sufficient to fund operations beyond December 31, 2009. Oceanic will need to obtain an increase in its line of credit or to obtain alternative sources of financing in order to continue operations after the maximum amount is drawn on the current line of credit.
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
In evaluating the realizability of the net deferred tax assets, Oceanic takes into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that Oceanic will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset. Because it cannot be accurately determined when or if Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating losses incurred during the nine months ended September 30, 2009 and 2008.
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
In addition, Oceanic may be involved from time to time in various claims and lawsuits incidental to its business. In the opinion of Oceanic’s management, no claims or lawsuits, not previously disclosed, exist at September 30, 2009 that will result in a material adverse effect on the financial position or operating results of Oceanic.
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

Management Fee Revenue
For the nine months ended September 30,
(Unaudited)

	2009		2008
San Miguel Valley Corporation	$396,000	54%	$334,576	36%
Cordillera Corporation	321,300	43%	573,086	61%
Harvard International Resources, Ltd.	23,235	3%	26,370	3%

Total management fee revenue	$740,535		$934,032

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expenses. This charge is calculated annually based on the prior year’s costs. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These expenses totaled $735 and $3,870 for the nine months ended September 30, 2009 and 2008, respectively. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Effective June 30, 2007, Oceanic entered into a services agreement with General Atomics (GA), a company controlled by Oceanic’s Chairman of the Board of Directors and Chief Executive Officer. This agreement specifies that Oceanic will pay GA for the services of Stephen M. Duncan to serve as President of Oceanic at a fixed rate of $7,500 per month. The agreement has no contractual termination date, but can be terminated with 30 days notice by either party. Oceanic recorded expenses of $67,500 for each of the nine-month periods ended September 30, 2009 and 2008, for payments made to GA for Stephen M. Duncan’s services.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the Timor Gap matters. On July 31, 2007, Oceanic entered into a services agreement with GA. The agreement specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. Oceanic expensed $58,500 for each of the nine-month periods ended September 30, 2009 and 2008, for Karsten Blue’s services.
Oceanic leases approximately 5,191 square feet of office space in an office building located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111. Sorrento West Properties, Inc., a related company, owns the office building. The lease has been extended to October 31, 2010 at the current rate of $16.50 per square foot adjusted for the annual CPI increase effective November 1, 2009. Oceanic also subleases 940 square feet of space from Cordillera in the same building. This sublease has been extended to March 31, 2010 at an annual rate of $12.00 per square foot. Oceanic’s facilities are adequate for their current needs. Rent expense, including a prorated share of building operating expenses, for the nine months ended September 30, 2009 and 2008 were $68,807 and $65,159, respectively.
On March 7, 2007, Oceanic established a line of credit, evidenced by a promissory note with NWO, in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. As of September 30, 2009 and November 13, 2009, Oceanic had borrowed $3,250,000 and $3,350,000, respectively, under this line of credit with accrued interest of $167,815 and $192,254, respectively, on these outstanding balances.
(9) NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Oceanic adopted this new guidance on January 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. Oceanic adopted these remaining provisions on January 1, 2009. The adoption of this accounting guidance did not have a material impact on Oceanic’s consolidated financial statements.

In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. The guidance was effective on January 1, 2009, and Oceanic will apply this new guidance prospectively to all business combinations subsequent to the effective date.
In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. Oceanic’s management has evaluated events subsequent to September 30, 2009 through November 13, 2009 which is the issuance date of this report. There have been no material events noted in this period which would either impact the results reflected in this report or Oceanic’s results going forward.
In June, 2009, the FASB established the FASB Accounting Standards Codification (ASC or Codification), officially released on July 1, 2009, as the sole source of authoritative generally accepted accounting principles used by nongovernmental entities in the preparation of financial statements. The Codification is meant to simplify the authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for Oceanic beginning July 1, 2009. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.
Accounting Standards Updates not effective until after September 30, 2009 are not expected to have a significant effect on Oceanic’s consolidated financial position or results of operations.

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
The following discussion and analysis should be read in conjunction with Oceanic’s condensed consolidated financial statements and notes thereto for the respective periods ended December 31, 2008 and September 30, 2009 and 2008.
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
Cash Flow. Cash used in operating activities was $1,440,525 for the first nine months of 2009 compared to $1,823,303 in the first nine months of 2008. During the nine months ended September 30, 2009 and 2008, Oceanic made actual cash payments of $541,537 and $972,133, respectively, mostly related to litigation and professional activities associated with oil and gas interests in the Timor Gap. An additional $39,139 of expenses were accrued and remained unpaid as of September 30, 2009. These costs are included in exploration expense. Exploration expenses have decreased in 2009 compared to the same period in 2008, primarily because of the decrease in litigation-related expenses. Until the lawsuit is finally resolved, litigation charges recorded as exploration expenses will continue to be high and will use most of Oceanic’s cash resources. Cash flows from financing activities are the borrowings from the note payable to NWO Resources, Inc. (NWO) totaling $3,250,000 as of September 30, 2009. The first nine months of 2009 ended with a net decrease in total cash of $90,525, including cash received under the line of credit with NWO of $1,350,000.
Oceanic had $72,333 in cash and cash equivalents at September 30, 2009 compared with $162,858 at December 31, 2008. At September 30, 2009, Oceanic had accounts receivable from affiliates of $14,371, which Oceanic anticipates will be paid in full. Oceanic had a negative working capital of ($3,544,852) at September 30, 2009 compared to a negative working capital of $(2,371,887) at December 31, 2008. Negative working capital occurs when current liabilities exceed cash and current assets. This decrease of $1,172,965 in working capital from December 31, 2008 to September 30, 2009 was primarily the result of drawing on the NWO line of credit to pay for litigation related expenses and general and administrative expenses.
On March 7, 2007, Oceanic established a new line of credit evidenced by a promissory note with NWO in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. As of September 30, 2009, and November 13, 2009, $3,250,000 and $3,350,000, respectively, were outstanding under this line of credit, with additional accrued interest of $167,815 and $192,254, respectively.
At the current level of cash expenditures, Oceanic will need sources of additional funding. Oceanic had considered a rights offering or other equity offering to repay the line of credit and provide working capital. However, on November 5, 2009, the Oceanic Board determined that a rights offering was not in Oceanic’s best interest at this time. Oceanic has requested withdrawal of the Registration Statement it filed on May 13, 2009 relating to a potential future rights offering. As of September 30, 2009, Oceanic expensed $85,794 of previously capitalized costs as a result of this decision. Oceanic currently intends to use the funds available under its line of credit to fund current operations. Oceanic believes that the cash on hand at November 13, 2009, and the cash generated from 2009 revenues, plus draws from the line of credit will be sufficient to fund operations beyond December 31, 2009. Oceanic will need to obtain an increase in its line of credit or to obtain alternative sources of financing in order to continue operations after the maximum amount is drawn on the current line of credit.
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
Together, these management services provided all of Oceanic’s total revenue for the nine months ended September 30, 2009 and 2008.
Management Fee Revenue
For the nine months ended September 30,
(Unaudited)

	2009		2008
San Miguel Valley Corporation	$396,000	54%	$334,576	36%
Cordillera Corporation	321,300	43%	573,086	61%
Harvard International Resources, Ltd.	23,235	3%	26,370	3%

Total management fee revenue	$740,535		$934,032

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
(3) RESULTS OF OPERATIONS
Revenue. Management fee revenue for the nine months ended September 30, 2009, decreased $193,497 or 21% compared to the nine months ended September 30, 2008. Monthly management fee income for the first nine months of 2009 decreased for Cordillera by $251,786, increased for San Miguel by $61,424 and decreased for HIRL by $3,135 for the same time period. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.
Although Oceanic is currently not directly involved in any other oil and gas exploration or production activities, Oceanic continues to evaluate potential exploration and production activities elsewhere in the world. Oceanic did not receive any revenue from oil and gas properties in 2008, and it is not currently conducting any activities that would result in oil and gas revenue in 2009.
Exploration Expenses. Oceanic continues to incur ongoing legal and professional fees associated with its ongoing lawsuit. During the nine months ended September 30, 2009 and 2008, Oceanic incurred total litigation expenses recorded as exploration expenses of $559,330 and $1,514,697, respectively.
In August 2001, Oceanic and Petrotimor commenced litigation in the Federal Court of Australia (Australian Federal Court) regarding the Timor Gap concession. On February 3, 2003, the Australian Federal Court issued decisions in which it declared that it lacked jurisdiction to hear Oceanic’s claims. As part of the Australian litigation, Oceanic was required to provide bank guarantees as security for the defendants’ litigation costs. The Australian and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the guarantees. On March 18, 2009, Oceanic reached a settlement in the amount of AUS$800,000 that it must pay for these litigation costs. AUS$550,000 (including the deposit with the ANZ Bank of AUS$451,000), was paid on April 16, 2009. The remaining AUS$250,000 was paid on September 22, 2009, satisfying the full amount of the liability.
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
The defendants subsequently filed a motion for judgment on the pleadings. On April 16, 2008, the Texas Federal District Court issued its Opinion on Dismissal stating that Oceanic’s claims fail because “it does not plead facts that, if true, would show that its loss was proximately caused by the bribery.” The District Court further held that “To recover, Oceanic must show what would have happened absent the bribe to a high degree of probability. It can not.” Accordingly, the Texas Federal Court granted defendants’ Rule 12( c ) motion for judgment on the pleadings. A final judgment was entered on April 22, 2008. Oceanic’s timely notice of appeal was filed on or about May 19, 2008. On August 19, 2008, Oceanic/Appellants filed their opening Brief with the United States Court of Appeals for the Fifth Circuit asserting multiple grounds of error by the District Court. These included the arguments (1) that the District Court erred in applying a heightened pleading standard in judging the sufficiency of Oceanic’s proximate cause allegations, (2) that the District Court did not accept Oceanic’s well-pleaded allegations as true and failed to draw reasonable inference in Oceanic’s favor, (3) that the case should be reversed, remanded, and assigned to a different judge, and (4) that the District Court erred in dismissing ConocoPhillips subsidiaries for lack of personal jurisdiction. The defendants/appellees filed their Brief in response on October 6, 2008. Appellants filed their Reply Brief on October 21, 2008. The parties presented oral arguments on their respective positions on March 30, 2009. On November 6, 2009, the United States Court of Appeals affirmed the final judgment of the District Court. Oceanic is reviewing its options in light of the recent court decision.
General and Administrative Expenses. Total general and administrative costs and expenses for the nine months ended September 30, 2009 decreased by $102,411 or 8% from the same period in 2008. The largest changes between the two years were:
•	Salaries and employee benefits decreased $152,816 due to fewer employees and the CFO position changing from full-time to part-time in August 2008.
•	General legal fee expense has increased by $41,178 due to legal fees previously capitalized for Oceanic’s potential future rights offering being written off subsequent to the Board’s decision to withdraw Oceanic’s Registration Statement.
•	Auditing and Accounting fee expense has increased by $15,502 due to accounting fees previously capitalized for Oceanic’s potential future rights offering being written off subsequent to the Board’s decision to withdraw Oceanic’s Registration Statement.
Other Income and Expense. Interest income for the nine months ended September 30, 2009 is $5,844, which is $19,342 lower than the amount for the same period last year. This is because Oceanic did not have as much available cash to invest in the first nine months of 2009 as compared to the same period for 2008. Interest income for 2008 includes interest on the remaining proceeds from the 2006 rights offering. In addition, the rate of interest earned on the investment of the trust account with the ANZ Bank was higher in 2008 than in 2009.
Interest expense at September 30, 2009 of $137,713 compared to $39,409 for the same period in 2008, is primarily interest accrued on the line of credit payable to NWO. The outstanding principal balance of this obligation was $3,250,000 and $1,300,000 at September 30, 2009 and 2008, respectively.
Non-cash net foreign exchange losses of $41,230 at September 30, 2009 versus gains of $50,504 at September 30, 2008, resulted from the weakening of the U.S. dollar as against the British pound, the Euro and the Australian dollar for the first nine months of 2009 compared to the first nine months of 2008.

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
Management assessed the effectiveness of Oceanic’s internal control over financial reporting as of September 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Oceanic believes its internal controls over financial reporting were effective as of September 30, 2009.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Legal proceeding developments in 2008 were reported in the December 31, 2008 Form 10-K. See the ‘Pending Litigation’ section in Footnotes (2) and (3) and in Management’s Discussion and Analysis (3) above for activity through November 13, 2009.

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
(1) MATERIAL NET LOSSES
Oceanic has suffered recurring material net losses and losses from operations during the most recent interim period and in recent fiscal years. Net losses for the nine months ended September 30, 2009 and 2008 were ($1,252,611) and ($1,936,709), respectively. Oceanic’s stockholders’ equity decreased from a negative ($2,980,409) at December 31, 2008 to a negative ($4,233,020) as of September 30, 2009. If Oceanic continues to incur significant legal expenses related to its ongoing lawsuit, Oceanic expects significant losses to continue.

(2) NEED FOR ADDITIONAL FINANCING
Oceanic will need additional financing. During the first nine months of 2009, Oceanic used $90,525 more cash than it generated from operating and financing activities and ended the third quarter with a negative stockholders’ equity of ($4,233,020). Oceanic’s current operations are financed with a line of credit evidenced by a promissory note with NWO Resources, Inc. (NWO). However, Oceanic had considered a rights offering or other equity offering to repay the line of credit and provide working capital. However, on November 5, 2009, the Oceanic Board determined that a rights offering was not in Oceanic’s best interest at this time. Oceanic has requested withdrawal of the Registration Statement it filed on May 13, 2009 relating to a potential future rights offering. As of September 30, 2009, Oceanic expensed $85,794 of previously capitalized costs as a result of this decision. Oceanic intends to use the funds available under its line of credit to fund current operations.

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

Oceanic Exploration Company
Date: November 13, 2009	/s/ Stephen M. Duncan
Stephen M. Duncan — President

Date: November 13, 2009	/s/ Lori A. Brundage
Lori A. Brundage — Chief Financial Officer