Form 10-K
period 2009-12-31
OCEANIC EXPLORATION CO
filed 2010-03-30
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0625 Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “non-accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The registrant had 59,688,881 shares of common stock outstanding at March 30, 2010.
Documents incorporated by reference:
None

PART I
Unless otherwise indicated, “the Company,” “we,” “our,” “us” and “Oceanic” are used in this report to refer to the businesses of Oceanic Exploration Company and its consolidated subsidiaries. Items 1 and 2, Business and Properties, contain forward-looking statements including, without limitation, statements relating to Oceanic’s plans, strategies, objectives, expectations, and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “forecasts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “should,” “goal,” “may,” “anticipates,” “estimates” and similar expressions identify forward-looking statements. Oceanic does not undertake to update, revise or correct any of the forward-looking information.

ITEM 1.	BUSINESS
CORPORATE STRUCTURE
Oceanic Exploration Company (Oceanic) was incorporated as a Delaware corporation in December 1968. With our subsidiaries, Oceanic International Properties Corporation (OIPC) and Petrotimor Companhia de Petróleos, S.A. (Petrotimor), Oceanic has historically engaged in the business of acquiring oil and gas concessions covering large blocks of acreage in selected locations around the world. The term ‘concession’ means exploration, development and production rights with respect to a specific area. Rights may be created by agreement with a government, governmental agency or corporation. After Oceanic obtains those rights, we conduct exploration activities on that property, including seismic and other geophysical evaluation and exploratory drilling where appropriate. Oceanic did not conduct any exploration activities and did not receive any significant revenue from oil and gas properties in 2009. Oceanic is actively pursuing legal claims arising from the alleged misdeeds of certain ConocoPhillips companies that prevented Oceanic from competing for rights to explore for and produce oil and gas within the ‘Timor Gap’ which is located between East Timor and Australia. Oceanic was also granted an oil and gas concession in 1974 in the Timor Gap. That concession is disputed and has not yet been recognized by the government of East Timor.
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
Together, these management services provided substantially all of Oceanic’s revenue in 2009.
As of December 31, 2009, Oceanic had eight employees in Colorado who provide general and administrative services to the oil and gas operations and/or management services to San Miguel and Cordillera. The corporate offices are located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111 and the telephone number is (303) 220-8330.
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

(a) Litigation
On March 1, 2004, Oceanic and Petrotimor filed suit in the United States seeking to recover damages relating to the disputed Timor Gap concession (the U.S. Timor Gap litigation). See Item 3, ‘Pending Litigation.’ On March 1, 2005, Oceanic filed an amended complaint reflecting claims that the misdeeds of the defendants effectively prevented Oceanic from competing for rights to explore for and produce oil and gas within the Timor Gap. Preparation and prosecution of the lawsuit have been the primary cause of major expenditures for 2009 and we anticipate this lawsuit may continue to be our primary cause of expenditures for 2010. A substantial portion of Oceanic’s resources expended in 2009 has been in connection with this litigation. See Item 3, ‘Pending Litigation.’
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
Management Fee Revenue

	2009		2008
San Miguel Valley Corporation	$528,000	54%	$446,580	37%
Cordillera Corporation	428,400	43%	735,600	60%
Harvard International Resources, Ltd.	31,035	3%	33,870	3%

Total management fee revenue	$987,435		$1,216,050

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense. This charge is calculated annually. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These other expenses totaled $1,035 for 2009, and $3,870 for 2008. The purpose of the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Effective June 30, 2007, Oceanic entered into a Services Agreement with General Atomics (GA), a company controlled by Oceanic’s Chairman of the Board of Directors and Chief Executive Officer. This agreement specifies that Oceanic will pay GA for the services of Stephen M. Duncan to serve as President of Oceanic at a fixed rate of $7,500 per month. The agreement has no contractual termination date, but can be terminated with 30 days’ notice by either party. Oceanic recorded expenses of $90,000 in both 2009 and 2008, for payments made to GA for Stephen M. Duncan’s services.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to Timor Gap matters. On August 1, 2007, Oceanic entered into a Services Agreement with GA. This contract specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. Oceanic expensed $78,000 in each of 2009 and 2008 for Karsten Blue’s services.
(c) Oil and Gas
Currently, Oceanic is not conducting any oil and gas exploration or production activities. Oceanic has not received any significant revenue from oil and gas properties since 2000. Other than the potential recovery of damages from the U.S. Timor Gap litigation, Oceanic is currently not conducting any activities that would result in material oil and gas revenue in 2010. See Item 3, ‘Legal Proceedings.’
When exploration or production activities occur, Oceanic conducts operations either directly or through subsidiaries. Historically, when a discovery of oil or gas occurs, Oceanic pursued the development of reserves and the production of oil or gas to the extent considered economically feasible by farming out, or selling, a portion of our interest in the discovery to finance development. Property interests are located in the North Aegean Sea, offshore Greece, in the East China Sea and in the Timor Gap. Since 1994, Oceanic has not been able to participate in exploration and development in any of these areas for various reasons.

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
Oceanic usually obtains concessions directly from a government or governmental agency. Oceanic then typically enters into arrangements with other participants whereby it receives cash payments and has its share of exploration expenditures paid (either before or after being expended) in whole or in part by other participants.
Historically, sales of partial interests in Oceanic’s concessions have been part of Oceanic’s normal course of business and have provided funds for the acquisition of further concessions and for exploration of existing concessions.
In order to maintain Oceanic’s concessions in good standing, Oceanic is usually required to expend substantial sums for exploration and, in many instances, for surface rentals or other cash payments. Additionally, the development of any discoveries made upon concessions in which Oceanic holds an interest generally involves the expenditure of substantial sums of money. Oceanic has, in the past, been able to satisfy required expenditures on its concessions. Oceanic cannot be certain that its resources in the future will be sufficient to satisfy expenditures it is required to make in its business.
GOVERNMENTAL APPROVALS AND REGULATIONS
Other than obtaining the concessions from foreign and U.S. governments for oil and gas exploration, no material governmental approvals are required for Oceanic’s business. Oceanic has filed for East Timor governmental approval of the expansion of its East Timor concession. See Item 2, ‘Description of Property under Commercial Opportunity in the Timor Gap’ for additional details. Currently, no development is occurring on any of Oceanic’s oil and gas concessions. Historically, Oceanic has entered into participation agreements with other entities who conduct exploration and drilling activities. Such other entities obtain any governmental approvals and comply with any governmental regulations required to conduct such activities. Currently, neither Oceanic nor any of its participation partners are conducting any development activity on any of our properties.
Oceanic is not affected by any governmental approvals or regulations pertaining to the activities carried out as part of Oceanic’s management agreements.

ITEM 1A.	RISK FACTORS
The following risk factors should be carefully considered in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.
(a) Material Net Losses
Oceanic has suffered recurring material net losses and losses from operations during the most recent interim period and in recent fiscal years. Net losses for the years ended December 31, 2009 and 2008 were ($1,753,370) and ($2,263,483), respectively. Our stockholders’ equity decreased from $(2,980,409) at December 31, 2008 to ($4,733,779) as of December 31, 2009. As long as we are incurring significant expenses for the Timor Gap litigation, Oceanic expects significant losses to continue in 2010.
(b) Need for Additional Financing
Oceanic may need additional financing. During 2009 Oceanic used $93,207 more cash than we generated and ended the year with a deficit in stockholders’ equity of ($4,733,779). Our current operations are being financed with a line of credit from NWO Resources, Inc. In the long term, we will need additional financing to repay the NWO line of credit and to fund operations. At the present time, we have no agreement or commitment to obtain such financing, and Oceanic may not be able to obtain financing on terms favorable to the current shareholders.

(c) Revenue from Related Parties
Our only significant revenue in fiscal years 2009 and 2008 was from management services to related parties. Oceanic provides management and other services to San Miguel, Cordillera and HIRL. The contracts with each company do not provide for an end date but most do contain a clause requiring 60 days’ termination notice. Each of these companies is a related party. There is no assurance that the management services agreements will continue in the future. There is no independent competition for the management services activities, but each of the related parties to which Oceanic provides services could elect to hire or have its own employees provide those services.
(d) Oil and Gas Operations
Currently, Oceanic has no oil and gas operations or revenues, but has increasing costs charged to exploration expenses which are primarily legal and professional expenses related to the U.S. Timor Gap litigation. Oceanic has not generated any material revenues from oil and gas operations for the past eight fiscal years, and there is no assurance that oil and gas revenue will be generated in the future. Currently, Oceanic is actively pursuing legal claims arising from the alleged misdeeds of certain ConocoPhillips companies that prevented Oceanic from competing for rights to explore for and produce oil and gas within the Timor Gap. During the years ended December 31, 2009 and 2008, Oceanic paid expenses of $667,708 and $1,635,583, respectively, specifically pursuing these claims. We expect that expenses relating to the claims will continue to be significant until our litigation is resolved.
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

Oceanic also has a promissory note establishing a line of credit with NWO, our principal stockholder, which was established on February 28, 2008 with a limit of $4,000,000 and increased to $6,000,000 on February 11, 2010. The terms were not negotiated at arm’s length.
We lease our office building in Englewood, Colorado from a company indirectly owned and controlled by our Chairman of the Board of Directors and Chief Executive Officer. See ‘Certain Relationships and Related Transactions’ for further information about these conflicts.
(g) Penny Stock Rules
Oceanic’s common stock is penny stock as defined by the Exchange Act. Broker-dealer practices in connection with transactions in ‘penny stocks’ are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and ‘accredited investors’ must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The inability of institutional investors to trade Oceanic’s common stock and the additional burdens imposed upon stockbrokers by these requirements discourages stockbrokers from effecting transactions in our common stock, which may limit the market liquidity and the ability of investors to trade our common stock. The lack of volume and transactions in Oceanic’s stock may reduce the overall market value of the common stock.
(h) Dividends
Oceanic uses all available funds for working capital purposes and has never paid a dividend. Oceanic does not anticipate paying dividends at the present time and is currently legally precluded from doing so. Any future payment of dividends by us is subject to the discretion of the Board of Directors.
(i) Significant Competition
The oil and gas industry is competitive, and Oceanic must compete with many long-established companies having far greater resources and operating experience. Furthermore, the demand for financing of oil and gas, mineral exploration and development programs is highly competitive and Oceanic competes for such financing with other larger exploration and development companies. The defendants in the U.S. Timor Gap litigation have far greater resources than we have at the current time. We may not be able to fund the litigation to conclusion or settle the litigation on terms favorable to us; however, we intend to make every effort to do so. If Oceanic is awarded any oil and gas rights in the Timor Gap, or if such rights were otherwise recognized, then Oceanic believes that it would be able to obtain any necessary financing. We do not currently have any commitments for such financing.
(j) U.S. Timor Gap Litigation
No government of East Timor has recognized the concession, which was granted to our 99%-owned subsidiary, Petrotimor Companhia de Petróleos, SA (Petrotimor) in December 1974 when East Timor was under Portugal’s administrative control. Regardless of the outcome of the U.S. Timor Gap litigation, this concession may never be recognized by the government of East Timor. See Item 2, ‘Commercial Opportunity in the Timor Gap’ for additional details.
We may be unsuccessful with respect to the U.S. Timor Gap litigation and pursuit of commercial opportunities in the Timor Gap. On April 22, 2008 the United States District Court for the Southern District of Texas (District Court) entered a Final Judgment dismissing the case. We appealed the dismissal to the United States Court of Appeals for the Fifth Circuit (U.S. Court of Appeals). The U.S. Court of Appeals affirmed the final judgment of the District Court. On March 3, 2010, Oceanic filed a Petition for a Writ of certiorari with the United States Supreme Court. See ‘Pending Litigation’ under Item 3, ‘Legal Proceedings.’

Oceanic understands that pursuing this lawsuit to its fullest extent in 2010 could take substantial time by Oceanic personnel, and Oceanic could incur substantial expense. In the event that the United States Supreme Court grants the Petition for a Writ of Certiorari, it is highly likely that additional resources and expenditures may be required in connection with this litigation. Oceanic cannot be certain that its resources in the future will be sufficient to satisfy expenditures it may be required to make in its business.
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
Oceanic holds various interests in concessions or leases for oil and gas exploration that are described below. As reflected in the accompanying financial statements, the value of Oceanic’s remaining oil and gas properties has been fully expensed, depleted or reserved.
Currently, Oceanic is not conducting any exploration activities other than pursuing legal claims arising from the alleged misdeeds of certain ConocoPhillips companies that prevented Oceanic from competing for rights to explore for and produce oil and gas within the Timor Gap. Except for the Prinos Oil Field described below, no currently-held concessions have been developed into operational oil or gas fields by Oceanic or its partners.
Greece
Prior to March 1999, Oceanic owned a 15% net profits interest in an oil and gas concession in areas totaling approximately 430,000 acres in the North Aegean Sea, offshore Greece. Included in this were ‘development areas’ for the Prinos Oil Field covering 23,390 gross acres and for the Kavala Gas Field covering 11,787 gross acres defined by the Greek government and given ‘development status.’ The term of each development license is 26 years, with an automatic 10-year renewal. Oceanic has a contractual right to a 15% interest in the remaining exploration area adjoining Prinos and South Kavala covering 153,316 acres and an exploration area east of Thasos Island covering an additional 243,367 acres.
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
The termination of the Prinos Oil Field license does not affect the extensive exploration area east of Thasos Island where no exploration is currently permitted due to territorial disputes between Greece and Turkey. It is impossible for Oceanic to determine at this time when exploration activities might be commenced in that area. If the territorial disputes are resolved, there is uncertainty as to the term of concession because the concession is controlled by Denison, and we have limited access to information regarding the concession. Should the territorial dispute be resolved, and should the consortium drill and successfully develop any additional prospects, Oceanic would be entitled to once again receive the 15% net profits interest, applicable to the working interest of Denison. Denison has not advised Oceanic as to whether they have any intention of drilling. There is no assurance that Oceanic will receive the net profits interest from these properties in the future. Management does not know when the sovereignty issues will be resolved, but they may not be resolved in the foreseeable future. Oceanic intends to retain its interest for any remaining life of the concession, and cannot predict when or if further activity with respect to the concession may occur.
In 2007, Greece and Turkey opened the first natural gas pipeline between the two countries. Greece and Turkey are still divided over territorial disputes in Cyprus and the Aegean Sea, where the concession is located. Oceanic is unable to assess, at this time, the potential impact that this may have on the concession.

Republic of China (Taiwan)
Oceanic holds a 22.23% working interest in a concession located north of Taiwan in the East China Sea, covering 3,706,560 gross acres. The exploration license for this concession had a nominal term extending to 1979, requiring exploration activity and minimum expenditures. Preparations for initial exploratory drilling were suspended in 1977 under a claim of force majeure, pending resolution of a territorial dispute among the Republic of China (Taiwan), the Government of Japan and the People’s Republic of China. An application has been made to the CPC Corporation, Taiwan for a continuation of the force majeure status for 2009. No approval has been received as of the date of this report. However, Oceanic is currently in discussions with CPC Corporation, Taiwan as part of an effort to clarify the situation. There is no assurance that CPC Corporation, Taiwan will agree that Oceanic’s performance obligations under the concession agreement is suspended by force majeure, either for 2009 or any future periods. If CPC Corporation, Taiwan should decide that it will no longer suspend the performance obligations, the exploration phase of the concession agreement would resume, subject to the threat of future cancellation in the event no commercial discovery is made, unless the parties are able to agree upon a modification to the concession.
During 1990, Oceanic entered into a farm-out agreement with Enterprise Oil Exploration Limited, a United Kingdom company, and NMX Resources (Overseas) Limited, a Bermuda company. This conveyed two-thirds of the original 66.67% interest in the Taiwan concession. Oceanic received $1,471,156 representing two-thirds of past expenditures in the area pursuant to the farm-out agreement.
Due to the uncertainty of sovereignty in the area, no immediate development expenditures, as required under the terms of the concession agreement, are anticipated. If the force majeure is lifted, Oceanic intends to pursue exploration activities related to its obligations under the agreement. Oceanic’s ability to pursue these activities will depend in part on the availability of financing and the willingness of the co-owners of the concessions to proceed.
In fiscal year 1994, Oceanic reported that the People’s Republic of China was indicating its intention to open up adjacent concession areas for bidding and that a resolution to the sovereignty issues might result. Management does not know when the sovereignty issues will be resolved, but expects that they may not be resolved in the foreseeable future. Oceanic intends to hold the concession for the life of the concession and cannot predict when further activity with respect to the concession may occur.
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
Neither the transitional government, nor any subsequent East Timor government, has recognized Petrotimor’s concession in the Timor Gap. Oceanic has never received any formal response acknowledging the application for an Expansion of Seabed Concession. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a ‘senior East Timor government official’ stating that the government does not recognize this concession. Oceanic has not been officially advised of the status of the application or if the current East Timor government is even considering it. A formal response may never be issued, or Oceanic could receive an unfavorable response. Unless there is a change in the current government policy in East Timor, it is unlikely that Oceanic will pursue the application further.
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
Other Property
Oceanic leased approximately 4,990 square feet of office space in an office building located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111. Sorrento West Properties, Inc., a related company, owns the office building. The lease was amended in January 2008 to extend the rentable square footage to 5,191 square feet. All other terms of the lease remain unchanged. The lease has been extended to October 31, 2010 at a rate of $17.14 per square foot. Oceanic also subleases 940 square feet of space from Cordillera in the same building. This sublease has been extended on a month to month basis at the same annual cost of $12.00 per square foot. See Item 13, ‘Certain Relationships and Related Transactions.’ Our facilities are adequate for our current needs.

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
On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the ConocoPhillips Petroleum companies operating within the Timor Gap. Oceanic and Petrotimor claimed that the Timor Gap Treaty and the related legislation of the Australian Parliament were void or invalid for a number of reasons. In 2003, the Federal Court of Australia issued decisions adverse to Oceanic, ruling that it lacked the jurisdiction to hear the claims made by Oceanic and Petrotimor. Oceanic’s appeal of those decisions was discontinued on February 5, 2004 when Oceanic determined that the most appropriate venue, under the circumstances, would be in the United States.
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The National Australia Bank Ltd. in Sydney, Australia provided the necessary guarantees. As of December 31, 2008, Oceanic had $307,363 ($445,002 in Australian dollars) on deposit with the Bank as collateral for the Guarantees. On March 18, 2009, Oceanic reached an agreement to pay AUS$800,000 for the defendant’s legal expenses. AUS$550,000 (including the deposit with the ANZ Bank of AUS$451,000), was paid on April 16, 2009. The remaining AUS$250,000 was paid on September 22, 2009 satisfying the full amount of the liability.
Litigation by Former Employee
On June 7, 2004, a former employee filed a complaint against Oceanic and Petrotimor in the District Court for the City and County of Denver (Denver Court) alleging breach of contract and other related claims in connection with the Timor Gap concession. Oceanic filed a motion to dismiss which was ruled upon by the Denver Court on February 22, 2005. The order dismissed the plaintiff’s complaint as non-justiciable at the present time. The Denver Court determined that the former employee’s claims were not ripe, and therefore the Denver Court lacked subject matter jurisdiction.
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
Oceanic filed a Second Amended Complaint (Complaint) with the DC Federal Court on March 1, 2005. The Complaint reflected claims that the misdeeds of the defendants effectively prevented Oceanic from competing for rights to explore for and produce oil and gas within the Timor Gap.
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
On April 5, 2007, a hearing was held before a presiding judge in the Texas Federal Court. In advance of said hearing, ConocoPhillips filed a motion for a stay of discovery and a motion for a judgment on the pleadings. On April 16, 2008, the Texas Federal Court issued an Opinion on Dismissal and an Interlocutory Order providing that Oceanic take nothing from defendants. On April 22, 2008, the Texas Federal Court entered a Final Judgment dismissing the case. On May 15, 2008, Oceanic filed a notice of appeal asserting multiple grounds of error, both procedurally and on the merits. Briefs on their respective positions were subsequently filed by the parties with the United States Court of Appeals for the Fifth Circuit. Oral arguments were made to the Court of Appeals on March 30, 2009. On November 6, 2009, a per curiam opinion was issued by the Court of Appeals affirming the earlier ruling of the Texas Federal Court. On November 20, 2009, Oceanic filed a Petition for En Banc Rehearing with the Court of Appeals. On December 3, 2009, the Court of Appeals issued a per curiam order denying the Petition. On March 3, 2010, Oceanic filed a Petition for a Writ of Certiorari with the United States Supreme Court seeking a Supreme Court review of the Court of Appeals Order.
As stated in the Complaint, Oceanic has consistently proposed to locate liquefied natural gas facilities in East Timor which would significantly benefit the people of East Timor, yet Oceanic effectively has not been given an opportunity to compete for rights to explore for and produce oil and gas within the Timor Gap due to the alleged bribes and corruption. Under these circumstances, Oceanic believes there is substantially disputed evidence entitling it to the opportunity to prove its case at trial. Oceanic continues to believe that it has a persuasive case against the defendants based on the evidence.
Oceanic anticipates that the defendants will continue to deny the allegations of the Complaint and will otherwise vigorously defend against Oceanic’s claims. Oceanic understands that if it is permitted to pursue this lawsuit in 2010, the effort could take substantial time by Oceanic personnel, and Oceanic could incur substantial expense.

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
As reported by the OTC Bulletin Board, the range of bid prices in Oceanic’s common stock over the fiscal years ended December 31, 2009 and 2008 (which are not necessarily representative of actual transactions) is set forth below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2009		2008
Three Months Ended	High	Low	High	Low
March 31.06		.01	.10	.05

June 30.06		.01	.125	.05

September 30.05		.02	.07	.02

December 31.04		.02	.04	.015
Oceanic uses all available funds for working capital purposes and has never paid a dividend. It does not anticipate paying dividends in the future. As of March 25, 2010 the number of record holders of our common stock was 393.
Preferred Stock
Oceanic’s authorized capital stock also includes 600,000 shares of preferred stock, par value $10.00 per share. Our Board of Directors, without further action by the stockholders, is authorized to issue shares of preferred stock in one or more series and to determine the voting rights, preferences as to dividends, and the liquidation, conversion, redemption and other rights of each series. The issuance of a series with voting and conversion rights may adversely affect the voting power of the holders of common stock. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Oceanic without further action by shareholders. Currently, Oceanic has no plan to issue any shares of preferred stock.
Transfer Agent
Oceanic’s transfer agent is Bank of New York Mellon Corporation, 210 University Boulevard, Suite 200, Denver, CO 80206.

ITEM 6.	SELECTED FINANCIAL DATA

DESCRIPTION	2009	2008
Management revenue — related parties	$987,435	1,216,050
Net loss	$(1,753,370)	(2,263,483)
Basic loss per common share	$(.03)	(.04)
Weighted average number of shares outstanding	59,688,881	59,688,881
Total assets	$135,775	239,490
Total stockholders’ (deficit) or equity	$(4,733,779)	(2,980,409)
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

Critical Accounting Policies
Oceanic’s discussion and analysis of financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, we evaluate our estimates including those related to the realizability of deferred income tax assets and provisions for contingent liabilities. Oceanic bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Oceanic believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.
Income Taxes
In evaluating the realizability of the net deferred tax assets, Oceanic takes into account a number of factors, primarily relating to Oceanic’s ability to generate taxable income. Where it is determined that it is likely that Oceanic is unable to realize deferred tax assets, a valuation allowance is established against that portion of the deferred tax asset.
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
Because it cannot be accurately determined when or if Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the years ended December 31, 2009 and 2008.
New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles,” which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles (GAAP). Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all non-SEC accounting and reporting standards. Pursuant to the provisions of FASB ASC 105, Oceanic has updated the references to GAAP in its financial statements issued for the year ended December 31, 2009. The adoption of FASB ASC 105 did not impact Oceanic’s financial position or results of operations.
In December 2007, the FASB issued ASC 805-10-65, “Business Combinations (revised 2007).” ASC 805-10-65 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10-65 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after December 15, 2008. Oceanic adopted ASC 805-10-65 on January 1, 2009 and it did not have any impact on its financial position, results of operations or cash flows.
Effective January 1, 2008, Oceanic adopted ASC 820, “Fair Value Measurements”, as required for its financial assets and financial liabilities. ASC 820 establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. In February 2008, the FASB issued ASC 820-10-15 “Effective Date of ASC 820-10-05.” ASC 820-10-15 delayed the effective date of ASC 820-10-05 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Oceanic adopted the provisions of ASC 820-10-15 on January 1, 2009 and it did not have any impact on its financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855-10-05 “Subsequent Events.” ASC 855-10-05 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. Oceanic adopted the provisions of ASC 855-10-05 for the interim period ended June 30, 2009. This report reflects all material events noted in the subsequent period that would have impacted the results reported herein or in Oceanic’s results going forward. The adoption of ASC 855-10-05 had no impact on Oceanic’s consolidated financial position, results of operations or cash flows.
Accounting Standards Updates not effective until after December 31, 2009 are not expected to have a significant effect on Oceanic’s consolidated financial position or results of operations.
Contingent Liabilities
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
Cash Flow
Cash used in operating activities during the years ended December 31, 2009 and 2008 was $1,443,207 and $2,640,673, respectively. Ongoing litigation expenses have been substantial. During the years ended December 31, 2009 and 2008, Oceanic paid expenses of $667,708 and $1,635,583, respectively, related to the U.S. Timor Gap litigation expenses and other expenses of its subsidiary, Petrotimor. These expenses are included in exploration expenses. These costs continued to be high in 2009 because of ongoing litigation; however, litigation costs were lower than in 2008 as Oceanic was awaiting the outcome of its oral arguments presented in March for most of the year. Litigation costs attributable to the U.S. Timor Gap litigation will continue to be charged to exploration expenses in 2010. If Oceanic is permitted to pursue this lawsuit in 2010, it is expected that these expenses and cash requirements will increase.
Oceanic had a negative net working capital of $(4,039,732) at December 31, 2009, including $69,651 in cash and short-term investments. This compares with a negative net working capital at December 31, 2008 of $(2,371,887). The decrease in working capital of $(1,667,845) from 2008 to 2009 resulted, in part, from payment of $667,708 of expenses specifically related to the U.S. Timor Gap litigation plus general office expenses.
On March 7, 2007, Oceanic established a new line of credit with NWO, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. On February 11, 2010, it was determined that the circumstances justifying the additional $2,000,000 commitment were met and the line of credit was increased to $6,000,000 with repayment due on or before March 31, 2011. As of March 30, 2010, Oceanic has borrowed $4,000,000 plus accrued interest of $275,845 under this line of credit.

At the projected level of cash expenditures, Oceanic will need sources of additional funding in 2010. Oceanic believes that the cash on hand at December 31, 2009, plus cash generated from 2010 revenues and the proceeds from this line-of-credit will be sufficient to fund operations beyond December 31, 2010. Oceanic is evaluating other potential financing sources for long-term capital. At this time, Oceanic has no firm commitments for the provision of long-term capital. The status of Oceanic’s current litigation may substantially affect our need for and ability to raise capital.
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
Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense. This charge is calculated annually based upon the prior year’s costs. All expenses are billed at cost. The purpose of the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved. Together, these management services provided virtually all of Oceanic’s revenue for the years ended December 31, 2009 and 2008.
Management Fee Revenue

	2009		2008
San Miguel Valley Corporation	$528,000	54%	$446,580	37%
Cordillera Corporation	428,400	43%	735,600	60%
Harvard International Resources, Ltd.	31,035	3%	33,870	3%

Total management fee revenue	$987,435		$1,216,050

Revenue earned from management fees decreased by $228,615 from 2009 to 2008. This variance is due to a decrease in the personnel costs on which the management fee is based. The consulting revenue from HIRL remained the same at $2,500 per month. Any charges above this relate to actual research and bills being charged to HIRL by Petrotimor.
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
Oceanic has an extensive library of seismic data. In September 2009, Oceanic sold copies of a small portion of its seismic data for $23,751. The revenue from this sale is included in other income.
Results of Operations
The decrease in management fees revenue of $228,615 for the year ended December 31, 2009 compared to the year ended December 31, 2008 was due to a decrease in monthly management fees from Cordillera offset by a small increase in monthly management fees from San Miguel. These changes from year to year are directly proportional to the time required for the management services and administrative duties required by these companies.
The sale of seismic data from Oceanic’s library occurred in September 2009. Oceanic received $23,751 for this sale. Revenue from seismic data sales is unusual for Oceanic and therefore, this sale is reflected in other income rather than operating revenue.
Total costs and expenses for the year ended December 31, 2009 decreased $1,056,807 or 29% in total, compared to costs and expenses for the year ended December 31, 2008. Ongoing expenses pertaining to Petrotimor, charged to exploration expense, totaled $874,647 during the year ended December 31, 2009. This compares to $1,779,648 during the year ended December 31, 2008. This is a decrease of $905,001 or 51%. The majority of this change is due to a decrease in legal fees incurred during 2009 versus 2008. It is expected that the litigation expenses may increase in 2010 depending on the result of certain judicial decisions.

On May 13, 2009, Oceanic filed a Registration Statement relating to a potential future rights offering to repay the line of credit and provide working capital. On November 5, 2009, the Oceanic Board determined that a rights offering was not in Oceanic’s best interest at that time and authorized withdrawal of the Registration Statement. During the third and fourth quarters of 2009, Oceanic recognized $88,065 of expenses relating to its potential rights offering, including amounts which had been capitalized in prior quarters.
Amortization and depreciation expense for the year ended December 31, 2009 increased by $105 from December 31, 2008.
Total general and administrative costs for the year ended December 31, 2009 decreased by $153,241 or 9%, from the year ended December 31, 2008. The majority of this decrease is due to Oceanic having eight employees in 2009 versus nine employees in 2008.
Other income and expense for the year decreased from net other income of $109,806 as of December 31, 2008 to a net expense of $208,273 as of December 31, 2009. This decrease of $318,079 is due to a net decrease in interest income and other income, an increase in interest expense and foreign currency losses incurred in 2009. The major reason for the decrease in interest income of $24,724 is due to the funds in the Australian investment account having been used to fulfill the liability for which they were deposited. The income received from the sale of seismic data in 2009 was not enough to offset this decrease in interest income. The increase in interest expense is due to an increase in the note payable to NWO from $1,900,000 at December 31, 2008 to $3,500,000 at December 31, 2009. Last, foreign currency losses were incurred in 2009 versus net foreign currency gains in 2008. The major cause of this is the accrual for the United Kingdom tax liability. Oceanic experienced a significant foreign exchange gain in 2008 as the US dollar gained strength against the British pound; however, the US dollar weakened in 2009, resulting in a loss.
At December 31, 2009, Oceanic had a stockholders’ deficit of $(4,733,779) partially resulting from the 2009 net loss of $(1,753,370). Oceanic also had a stockholders’ deficit of $(2,980,409) at December 31, 2008. As of December 31, 2009 and 2008, Oceanic’s liabilities exceeded the book value of its assets, net of allowances and reserves, by these respective amounts. Negative equity in 2009 and 2008 resulted from funds which were used for the litigation relating to the Timor Gap. These are expenses and do not create assets with book value. The deficit in stockholders’ equity can be expected to increase to the extent that future litigation costs are financed through the NWO line of credit or other debt instruments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR OCEANIC EXPLORATION COMPANY

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2009 and 2008
(With Report of Independent Registered Public Accounting Firm Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Oceanic Exploration Company and Subsidiaries
We have audited the accompanying consolidated balance sheet of Oceanic Exploration Company (a Delaware corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oceanic Exploration Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
Ehrhardt Keefe Steiner & Hottman PC
March 30, 2010
Denver, Colorado

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
ASSETS
Cash, unrestricted	$69,651	$162,858
Due from affiliates	16,693	13,191
Prepaid expenses and other	32,236	40,567

Total current assets	118,580	216,616

Oil and gas property interests (note 6)	—	—

Furniture, fixtures and equipment	73,390	73,390
Less accumulated depreciation	(56,195)	(50,516)

	17,195	22,874

Total assets	$135,775	$239,490

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$240,693	$33,337
Accrued expenses	197,935	363,947
Accrued expenses — security for legal costs (note 3)	—	245,197
NWO Resources, Inc. notes payable, including accrued interest (notes 2 and 5)	3,719,684	1,946,022

Total current liabilities	4,158,312	2,588,503

United Kingdom taxes payable, including accrued interest	707,573	624,433
Other non-current liabilities	3,669	6,963

Total non-current liabilities	711,242	631,396

Commitments and contingencies (notes 2, 3, 4 and 9)	—	—

Total liabilities	4,869,554	3,219,899

Stockholders’ deficit
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 100,000,000 shares; 59,688,881 shares issued and outstanding	3,730,555	3,730,555
Capital in excess of par value	8,165,609	8,165,609
Retained deficit	(16,629,943)	(14,876,573)

Total stockholders’ deficit	(4,733,779)	(2,980,409)

Total liabilities and stockholders’ deficit	$135,775	$239,490

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2009 and 2008

	2009	2008
Revenue:
Management revenue — related parties	$987,435	$1,216,050

Costs and expenses:
Exploration expenses (notes 3 and 6)	900,470	1,804,141
Amortization and depreciation	5,679	5,574
General and administrative	1,626,383	1,779,624

	2,532,532	3,589,339

Operating loss	(1,545,097)	(2,373,289)

Other income (expense):
Interest income and other income	29,289	30,667
Interest expense and financing costs	(194,973)	(70,889)
Foreign currency gains (losses)	(42,589)	150,028

	(208,273)	109,806

Loss before income taxes	(1,753,370)	(2,263,483)

Income tax expense (notes 4 and 6)	—	—

Net loss	$(1,753,370)	$(2,263,483)

Basic and diluted loss per common share	$(.03)	$(.04)

Weighted average number of common shares outstanding	59,688,881	59,688,881
See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ (Deficit) Equity
Years ended December 31, 2009 and 2008

	2009	2008
Common stock:
Balance, beginning of year	$3,730,555	$3,730,555
Common stock issued	—	—

Balance, end of year	$3,730,555	$3,730,555

Capital in excess of par value:
Balance, beginning of year	$8,165,609	$8,165,609
Additional paid in capital	—	—

Balance, end of year	$8,165,609	$8,165,609

Retained deficit:
Balance, beginning of year	$(14,876,573)	$(12,613,090)
Net loss	(1,753,370)	(2,263,483)

Balance, end of year	$(16,629,943)	$(14,876,573)

Total stockholders’ (deficit) equity	$(4,733,779)	$(2,980,409)

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(1,753,370)	$(2,263,483)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	5,679	5,574
Accrued interest payable to NWO Resources, Inc.	423,662	46,022
Changes in operating assets and liabilities
Increase in due from affiliates	(3,502)	(2,734)
Decrease (increase) in prepaid expenses and other assets	8,331	(33,082)
Increase in accounts payable	207,356	422
Decrease in accrued expenses	(166,012)	(132,662)
Decrease in security for legal costs	(245,197)	(46,860)
Increase (decrease) in United Kingdom taxes payable, including accrued interest payable	83,140	(210,914)
Decrease in other noncurrent liabilities	(3,294)	(2,956)

Net cash used in operating activities	(1,443,207)	(2,640,673)

Cash used in investing activities:
Purchase of fixed assets	—	(9,141)

Net cash used in investing activities	—	(9,141)

Cash flows from financing activities:
Increase in NWO Resources, Inc. note payable	1,350,000	1,900,000

Net cash provided by financing activities	1,350,000	1,900,000

Net increase (decrease) in cash	(93,207)	(749,814)

Cash, unrestricted at beginning of period	162,858	912,672

Cash, unrestricted at end of period	$69,651	$162,858

See accompanying notes to consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(1) Accounting Policies
(a)	General
Oceanic Exploration Company (Oceanic) was incorporated as a Delaware corporation in December 1968. With our subsidiaries, Oceanic International Properties Corporation (OIPC) and Petrotimor Companhia de Petróleos, S.A. (Petrotimor) collectively ‘Oceanic,’ Oceanic has historically engaged in the business of acquiring oil and gas concessions covering large blocks of acreage in selected locations around the world. The term ‘concession’ means exploration, development and production rights with respect to a specific area. Rights may be created by agreement with a government, governmental agency or corporation. After Oceanic buys those rights, Oceanic conducts exploration activities on that property, including seismic and other geophysical evaluation and exploratory drilling where appropriate. Oceanic did not conduct any exploration activities and it did not receive any revenue from oil and gas properties in 2009 and 2008. Oceanic is actively pursuing legal claims arising from the alleged misdeeds of certain ConocoPhillips companies that prevented Oceanic from competing for rights to explore for and produce oil and gas within the Timor Gap.
Oceanic also provides management services to various entities with which Oceanic’s Chairman of the Board of Directors and Chief Executive Officer is affiliated. Oceanic provides:
•	Management, administrative and bookkeeping services to San Miguel Valley Corporation (San Miguel),
•	Management, administrative and professional services to Cordillera Corporation (Cordillera), and
•	Consulting services, including monitoring exploration and production activities on a worldwide basis to identify potential investment opportunities for Harvard International Resources Ltd. (HIRL).
Together, these management services provided substantially all of Oceanic’s total revenue in 2009 and 2008.
(b)	Consolidation Rules
The consolidated financial statements include the accounts of Oceanic, the wholly-owned domestic subsidiary OIPC, and the 99%-owned foreign subsidiary Petrotimor. All significant intercompany balances and transactions have been eliminated in consolidation.
(c)	Income Taxes
In evaluating the realizability of the net deferred tax assets, Oceanic takes into account a number of factors, primarily relating to Oceanic’s ability to generate taxable income. Where it is determined that it is likely that Oceanic is unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset.
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

Because it cannot be accurately determined when or if Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating loss incurred during the years ended December 31, 2009 and 2008.
(d)	Contingent Liabilities
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Oceanic reviewed these estimates, including those related to the recoverability and useful lives of assets as well as liabilities for income taxes. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.
(g)	Revenue Recognition
Oceanic recognizes revenues from oil and gas interests or sales of seismic data as such revenues are earned, pursuant to contracts that provide for such interests. Oceanic recognizes management service revenues pursuant to contracts under which it provides management services to related parties. Management service revenues are recognized as such revenues are earned, in accordance with the related contracts. Such contracts generally provide for a monthly fee, which is charged for the work performed. The fee is calculated annually.
(h)	Furniture, Fixtures and Equipment
Depreciation of furniture, fixtures and equipment is calculated primarily using the straight-line method over the useful lives of the assets. Computers and computer equipment are depreciated over five years, office equipment is depreciated over five years and office furniture over seven years. In 2009 and 2008, no events or circumstances occurred that resulted in an impairment charge or warranted a revision of the remaining useful lives of any of these assets. The cost of maintenance and repairs, which are not significant improvements, are expensed when incurred.
(i)	Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, Oceanic considers all highly liquid investments purchased with original maturity date of three months or less to be cash equivalents.
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
Currently, Oceanic is not conducting any oil and gas exploration or production activities. Oceanic did not receive any significant revenue from oil and gas properties in 2009 or 2008. Other than the potential recovery of damages from the U. S. Timor Gap litigation, Oceanic is not conducting any activities that would result in material oil and gas revenue.
(k)	Foreign Currency Transactions
Adjustments resulting from the process of translating foreign functional currency financial detail into U.S. dollars are included in current (losses)/earnings.
(l)	New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles,” which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles (GAAP). Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all non-SEC accounting and reporting standards. Pursuant to the provisions of FASB ASC 105, Oceanic has updated the references to GAAP in its financial statements issued for the year ended December 31, 2009. The adoption of FASB ASC 105 did not impact Oceanic’s financial position or results of operations.
In December 2007, the FASB issued ASC 805-10-65, “Business Combinations (revised 2007).” ASC 805-10-65 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10-65 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after December 15, 2008. Oceanic adopted ASC 805-10-65 on January 1, 2009 and it did not have any impact on its financial position, results of operations or cash flows.
Effective January 1, 2008, Oceanic adopted ASC 820, “Fair Value Measurements”, as required for its financial assets and financial liabilities. ASC 820 establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. In February 2008, the FASB issued ASC 820-10-15 “Effective Date of ASC 820-10-05.” ASC 820-10-15 delayed the effective date of ASC 820-10-05 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Oceanic adopted the provisions of ASC 820-10-15 on January 1, 2009 and it did not have any impact on its financial position, results of operations or cash flows.
In May 2009, the FASB issued ASC 855-10-05 “Subsequent Events”. ASC 855-10-05 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. Oceanic adopted the provisions of ASC 855-10-05 for the interim period ended June 30, 2009. This report reflects all material events noted in the subsequent period that would have impacted the results reported herein or in Oceanic’s results going forward. The adoption of ASC 855-10-05 had no impact on Oceanic’s consolidated financial position, results of operations or cash flows.
Accounting Standards Updates not effective until after December 31, 2009 are not expected to have a significant effect on Oceanic’s consolidated financial position or results of operations.

(2) Cash Requirements
Oceanic had negative net working capital of $(4,039,732) at December 31, 2009, including $69,651 in cash and short-term investments. This compares with negative net working capital at December 31, 2008 of $(2,371,887). The decrease in net working capital of ($1,667,845) from 2008 to 2009 resulted, in part, from payment of $667,708 of expenses specifically related to the U.S. Timor Gap litigation plus additional draws on the line of credit. Negative working capital occurs when current liabilities exceed current assets.
On March 7, 2007, Oceanic established a new line of credit with NWO, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. On February 11, 2010, it was determined that the circumstances justifying the additional $2,000,000 commitment were met and the line of credit was increased to $6,000,000 with repayment due on or before March 31, 2011. As of March 30, 2010 Oceanic has borrowed $4,000,000 under this line of credit and has accrued interest of $275,845 on the outstanding note balance.
On May 13, 2009, Oceanic filed a Registration Statement relating to a potential future rights offering to repay the line of credit and provide working capital. On November 5, 2009, the Oceanic Board determined that a rights offering was not in Oceanic’s best interest at that time and authorized withdrawal of the Registration Statement. During the third and fourth quarters of 2009, Oceanic recognized $88,065 of expenses relating to its potential rights offering, including amounts which had been capitalized in prior quarters.
At the projected level of cash expenditures, Oceanic is expected to need sources of additional funding during 2010. Oceanic is evaluating other potential financing sources for long-term capital. At this time, Oceanic has no firm commitments for the provision of long-term capital. The status of Oceanic’s current litigation may substantially affect our need for and ability to raise capital.
(3) Exploration Expenses
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

Commercial Opportunity in the Timor Gap. Oceanic submitted an application for an Expansion of Seabed Concession to the transitional government of East Timor in October 2001 requesting that Petrotimor’s 1974 concession be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. Oceanic believes that, under international law, that East Timor is entitled to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations Convention on the Law of the Sea. Oceanic believes that by so doing, East Timor could acquire jurisdiction over hydrocarbon reserves containing approximately 12 trillion cubic feet of natural gas and associated condensate based upon the Petroz N. L. and Woodside information.
Neither the transitional government, nor any subsequent East Timor government, has recognized Petrotimor’s concession in the Timor Gap. Oceanic has never received any formal response acknowledging the application for an Expansion of Seabed Concession. An article carried on the Dow Jones Newswires on September 26, 2002 quotes a ‘senior East Timor government official’ stating that the government does not recognize this concession. Oceanic has not been officially advised of the status of the application or if the current East Timor government is even considering it. A formal response may never be issued, or Oceanic could receive an unfavorable response. Unless there is a change in the current government policy in East Timor, it is unlikely that Oceanic will pursue the application further.
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
Australian Litigation. On August 21, 2001, Oceanic and Petrotimor issued a Statement of Claim (as amended) out of the Federal Court of Australia against the Commonwealth of Australia, the Joint Authority established under the Timor Gap Treaty and the ConocoPhillips Petroleum companies operating within the Timor Gap area. Oceanic and Petrotimor claimed that the Timor Gap Treaty and the related legislation of the Australian Parliament were void or invalid for a number of reasons. In 2003, the Federal Court of Australia issued decisions adverse to Oceanic, ruling that it lacked the jurisdiction to hear the claims made by Oceanic and Petrotimor. Oceanic’s appeal of those decisions was discontinued on February 5, 2004 when Oceanic determined that the most appropriate venue, under the circumstances, would be in the United States.
As part of the Australian litigation, Oceanic was required to provide Bank Guarantees as security for costs. The National Australia Bank Ltd. in Sydney, Australia provided the necessary guarantees. As of December 31, 2008, Oceanic had $307,363 ($445,002 in Australian dollars) on deposit with the Bank as collateral for the Guarantees. On March 18, 2009, Oceanic reached an agreement to pay AUS$800,000 for the defendant’s legal expenses. AUS$550,000 (including the deposit with the ANZ Bank of AUS$451,000), was paid on April 16, 2009. The remaining AUS$250,000 was paid on September 22, 2009 satisfying the full amount of the liability.
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
Oceanic filed a Second Amended Complaint (Complaint) with the DC Federal Court on March 1, 2005. The Complaint reflected claims that the misdeeds of the defendants effectively prevented Oceanic from competing for rights to explore for and produce oil and gas within the Timor Gap.
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

On April 5, 2007, a hearing was held before a presiding judge in the Texas Federal Court. In advance of said hearing, ConocoPhillips filed a motion for a stay of discovery and a motion for a judgment on the pleadings. On April 16, 2008, the Texas Federal Court issued an Opinion on Dismissal and an Interlocutory Order providing that Oceanic take nothing from defendants. On April 22, 2008, the Texas Federal Court entered a Final Judgment dismissing the case. On May 15, 2008, Oceanic filed a notice of appeal asserting multiple grounds of error, both procedurally and on the merits. Briefs on their respective positions were subsequently filed by the parties with the United States Court of Appeals for the Fifth Circuit. Oral arguments were made to the Court of Appeals on March 30, 2009. On November 6, 2009, a per curiam opinion was issued by the Court of Appeals affirming the earlier ruling of the Texas Federal Court. On November 20, 2009, Oceanic filed a Petition for En Banc Rehearing with the Court of Appeals. On December 3, 2009, the Court of Appeals issued a per curiam order denying the Petition. On March 3, 2010, Oceanic filed a Petition for a Writ of Certiorari with the United States Supreme Court seeking a Supreme Court review of the Court of Appeals Order.
As stated in the Complaint, Oceanic has consistently proposed to locate liquefied natural gas facilities in East Timor which would significantly benefit the people of East Timor, yet Oceanic effectively has not been given an opportunity to compete for rights to explore for and produce oil and gas within the Timor Gap due to the alleged bribes and corruption. Under these circumstances, Oceanic believes there is substantially disputed evidence entitling it to the opportunity to prove its case at trial. Oceanic continues to believe that it has a persuasive case against the defendants based on the evidence.
Oceanic anticipates that the defendants will continue to deny the allegations of the Complaint and will otherwise vigorously defend against Oceanic’s claims. Oceanic understands that if it is permitted to pursue this lawsuit in 2010, the effort could take substantial time by Oceanic personnel, and Oceanic could incur substantial expense.
(4) Income Taxes
Income tax benefit (expense) consists of the following:

	2009	2008
Current:
U.S. federal	$—	$—
U.S. state	—	—

Total current income tax expense	—	—

Deferred:
U.S. federal	(506,743)	811,800
Decrease (increase) in valuation allowance	506,743	(811,800)

Total deferred income tax expense	—	—

Total income tax expense	$—	$—

The reconciliation between tax expense computed by multiplying pretax income by the U.S. federal statutory rate of 34% and the reported amount of income tax benefit (expense) is as follows:

	2009	2008
Computed at the U.S. statutory rate	(507,268)	811,040
Decrease (increase) in the valuation allowance	506,743	(811,800)
Foreign exploration expenses not deducted for tax purposes	—	—
Adjustment of taxes provided in prior years and other, net	525	760

Income tax benefit (expense)	$—	$—

At December 31, 2009, and 2008, significant components of deferred tax assets and liabilities (excluding foreign tax credits) are as follows:

	2009	2008
Deferred tax assets (liabilities), net:
Net operating loss carryforwards	478,808	$1,290,108
Legal and consulting expenses capitalized for tax purposes	3,371,263	3,064,982
Oil and gas properties, principally due to differences in depreciation and depletion and impairment	152,511	152,511
Return to provision adjustment	14,879	—
Reserve for Australian litigation expenses	—	83,367
Other	118,390	51,626

Total	4,135,851	4,642,594
Valuation allowance	(4,135,851)	(4,642,594)

Net deferred taxes	$—	$—

The deferred tax assets at December 31, 2009, for which a valuation allowance has been recorded, will be recognized when their realization is more likely than not. Oceanic’s available net operating loss carryforwards expire through 2028.
In June 2006, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes.” Previously, Oceanic had accounted for contingencies in accordance with ASC 450, “Contingencies.” ACS 740 provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is ‘more-likely-than-not’ that it will be sustained upon examination. For tax positions meeting the ‘more-likely-than-not’ threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. ASC 740 is effective for fiscal years beginning after December 15, 2006. Accordingly, Oceanic adopted ASC 740 effective January 1, 2007. At the adoption date, Oceanic applied ASC 740 to all positions for which the statute of limitations remained open. Upon adoption of FIN 48, Oceanic recorded a valuation allowance for all deferred tax assets, such valuation allowance to be adjusted if realization of the deferred tax assets is subsequently determined to be more likely than not. See Note 9 with respect to a United Kingdom (UK) tax matter for which Oceanic recorded a liability in a prior year for the estimated total amount of such contingent liability, pursuant to ASC 450, “Contingencies.” The only activity with respect to this matter in 2009 and 2008 was the recording of estimated interest expense of $20,380 and $23,629, respectively, and adjusting the principal and accrued interest balances for the effects of the foreign currency adjustment.
It is Oceanic’s policy to recognize interest related to uncertain tax positions as interest expense, and any penalties related to uncertain tax positions as general and administrative expenses.
Oceanic is subject to U.S. federal income taxes and income taxes in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years 2006 to 2009 remain open to examination by the major taxing jurisdictions to which Oceanic is subject.
(5) Related Party Transactions
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
Management Fee Revenue

	2009		2008
San Miguel Valley Corporation	$528,000	54%	$446,580	37%
Cordillera Corporation	428,400	43%	735,600	60%
Harvard International Resources, Ltd.	31,035	3%	33,870	3%

Total management fee revenue	$987,435		$1,216,050

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense. This charge is calculated annually. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These other expenses totaled $1,035 for 2009 and $3,870 for 2008. The purpose of the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.

Effective June 30, 2007, Oceanic entered into a Services Agreement with General Atomics (GA), a company controlled by Oceanic’s Chairman of the Board of Directors and Chief Executive Officer. This agreement specifies that Oceanic will pay GA for the services of Stephen M. Duncan to serve as President of Oceanic at a fixed rate of $7,500 per month. The agreement has no contractual termination date, but can be terminated with 30 days’ notice by either party. Oceanic recorded expenses of $90,000 in both 2009 and 2008 for payments made to GA for Stephen M. Duncan’s services.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to Timor Gap matters. On August 1, 2007, Oceanic entered into a Services Agreement with GA. This contract specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. Oceanic expensed $78,000 in each of 2009 and 2008 for Karsten Blue’s services.
Oceanic contributes amounts to a defined contribution pension plan and a Section 401(k) plan administered by Cordillera. Oceanic makes contributions to these plans in accordance with the plan documents. During the years ended December 31, 2009 and 2008, Oceanic recorded expenses of $115,460 and $133,327, respectively, under the plans.
Oceanic leased approximately 4,990 square feet of office space in an office building located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111. Sorrento West Properties, Inc., a related company, owns the office building. The lease was amended in January 2008 to extend the rentable square footage to 5,191 square feet. All other terms of the lease remain unchanged. The lease has been extended to October 31, 2010 at a rate of $17.14 per square foot. Oceanic also subleases 940 square feet of space from Cordillera in the same building. This sublease has been extended on a month-to-month basis at the same annual cost of $12.00 per square foot. Our facilities are adequate for our current needs.
Rent expense, including a prorated share of building operating expenses, for the years ended December 31, 2009 and 2008 was $86,208, and $85,552, respectively. The existing lease ends on October 31, 2010, and the future rent payments to the end of the lease are $74,160.
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
On March 7, 2007, Oceanic established a new line of credit with NWO, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. On February 11, 2010, it was determined that the circumstances justifying the additional $2,000,000 commitment were met and the line of credit was increased to $6,000,000 with repayment due on or before March 31, 2011. As of December 31, 2009 Oceanic had borrowed $3,500,000 under this line of credit and had accrued interest of $219,684 on that outstanding balance.
(6) Supplemental Financial Data — Oil and Gas Producing Activities
The following information is presented in accordance with ASC 932, “Extractive Activities — Oil and Gas.”
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
Costs recorded as exploration expense are primarily related to litigation activities and the application to expand the Timor Gap concession (see Note 4). For the years ended December 31, 2009 and 2008, Oceanic recorded exploration costs (primarily legal and consulting fees) as follows:

YEAR	AMOUNT
2008	1,804,141
2009	900,865

Total	$2,705,006

(7) Information Concerning Business Segments
Oceanic operates as one business segment. Oceanic’s oil and gas exploration activities have generally consisted of exploration of concessions through various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of, and any revenue from, a discovery. For various reasons, Oceanic has not been able to participate in exploration and development of any of their concessions since 1994.
(8) Significant Customers
As of December 31, 2009 and 2008, Oceanic had accounts receivable only from related parties. Accordingly, there were no unrelated customers who were considered to be significant.
(9) Commitments and Contingencies
Prior to 1985, Oceanic had subsidiaries operating in the United Kingdom (UK). During 1985, the subsidiaries disposed of an interest in a license. Oceanic has been advised that there may be taxable capital gains resulting from the transaction. Review of UK tax law indicated that there does not appear to be a statute of limitations with respect to tax liability and collection of taxes. Oceanic has accrued the estimated capital gains tax liability and continues to accrue interest on that liability. Oceanic believes that the UK tax authorities are unlikely to collect any potential taxable UK capital gain tax in the U.S. Oceanic also has no plans on resuming future operations in the UK. Resuming operations in the UK could result in an attempt to collect this potential tax liability by the UK tax authorities.
In addition, Oceanic may be involved from time to time in various claims and lawsuits incidental to its business. In the opinion of Oceanic’s management, no claims or lawsuits, not previously disclosed, exist at December 31, 2009 that will result in a material adverse effect on the financial position or operating results of Oceanic.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disputes or disagreements of any nature between Oceanic and its management and its public auditors with respect to any aspect of accounting or financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the President and Chief Financial Officer carried out an evaluation, which included inquiries made to certain other of our employees, of Oceanic’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.
There has been no change in Oceanic’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Report of Management
Management prepared, and is responsible for, the consolidated financial statements and the other information appearing in this report. The consolidated financial statements present fairly Oceanic’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In preparing its consolidated financial statements, Oceanic includes amounts that are based on estimates and judgments that management believes are reasonable under the circumstances. Oceanic’s financial statements have been audited for the years ended December 31, 2009 and 2008 by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm appointed by the Board of Directors. Management has made available to Ehrhardt Keefe Steiner & Hottman PC all of Oceanic’s financial records and related data, as well as the minutes of directors’ meetings.

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
Management assessed the effectiveness of Oceanic’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe Oceanic’s internal control over financial reporting was effective as of December 31, 2009.
This annual report does not include an attestation report of Oceanic’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Oceanic’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Oceanic to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF OCEANIC
The following table sets forth the names and ages of the members of the Board of Directors and our executive officers, and sets forth the position with Oceanic held by each:

Name	Age	Position

James N. Blue	74	Director, Chairman of the Board and Chief Executive Officer
Stephen M. Duncan	68	Director and President
John L. Redmond	79	Director and Vice President, International Exploration
Gene E. Burke, M.D.	80	Director
Sidney H. Stires	80	Director
Janet A. Holle	58	Secretary/Vice President
Lori A. Brundage	46	Chief Financial Officer/Treasurer
Directors hold these positions until their respective successors are elected and qualified. The current directors, except for
Dr. John L. Redmond and Stephen M. Duncan were elected prior to 1982 and no meeting of the stockholders has been held since 1982. Dr. Redmond was appointed in 1994 by the remaining directors to fill a vacancy on the Board of Directors. There is no audit committee of the Board of Directors for 2009, so the entire Board of Directors is fulfilling that role. The Board of Directors is continuing to act as the audit committee for 2010.
James N. Blue. Mr. Blue has been a director and officer since 1981. He has also been Chairman of the Board of Directors of General Atomic Technologies Corporation in San Diego, California, President and a director of NWO Resources, Inc. and Chairman of the Board of Directors and President of Cordillera Corporation for more than the last five years.
Stephen M. Duncan. Mr. Duncan was appointed as a director on March 5, 2007 and President of Oceanic on June 1, 2007. Mr. Duncan served as the Director of the Institute for Homeland Security Studies at the National Defense University in Washington, DC from April 2004 to February 2007. From January 2002 to April 2004, Mr. Duncan provided consulting services to the National Defense University on homeland security issues. Mr. Duncan is a member of the Bar of the United States Supreme Court, the States of Colorado and Virginia, the District of Columbia and several other federal courts. Mr. Duncan is serving on the Board of General Atomic Technologies Corporation, a company controlled by James N. Blue. On March 11, 2010 Stephen M. Duncan notified the Board of Directors of Oceanic Exploration Company of his intention to resign as President and a director of the Company. The effective date of the resignations has not been determined, but is expected to be approximately May 5, 2010.
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
Janet A. Holle. Ms. Holle has been an officer since 1987.
Lori A. Brundage. Ms. Brundage was appointed as Chief Financial Officer/Treasurer of Oceanic effective August 1, 2008. She previously held this position from March 1996 through April 2000. Prior to August 2008, she worked as Manager of Special Projects for an aviation company affiliated with Cordillera Corporation.

Directors Dr. Gene Burke and Mr. Sidney H. Stires are independent with respect to Oceanic, its operations and related parties, as independence is defined for NASDAQ companies. We do not believe that any of our independent directors qualify as audit committee financial experts. Management believes that the limited nature of our current business activities does not require the additional oversight of an audit committee financial expert at this time. The lack of an audit committee financial expert may hinder the ability of the independent directors to detect any weaknesses in our financial controls or procedures or any improper financial activities. The Board of Directors is continuing to act as the audit committee for 2010.
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
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires Oceanic’s officers and directors, and persons who own more than ten percent of a registered class of Oceanic’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulation to furnish Oceanic with copies of all Section 16(a) forms that they file.
To Oceanic’s knowledge, based solely on a review of the copies of such reports furnished to it, Oceanic believes that all such filing requirements were complied with by its directors and officers.

ITEM 11.	EXECUTIVE COMPENSATION
Oceanic has no employment contracts at this time. There are no equity or bonus compensation plans in place for directors, officers or employees. Oceanic had no outstanding equity awards at year-end. Oceanic has no compensation committee. Salaried officers received a 3.6% salary increase in 2009. James N. Blue or Stephen M. Duncan participated in all deliberations concerning executive officer compensation in 2009 and 2008.

The following information summarizes compensation paid to James N. Blue, Chief Executive Officer, Stephen M. Duncan, President, Janet A. Holle, Vice President/Secretary, Lori A. Brundage, CFO/Treasurer and Courtney Cowgill, former CFO/Treasurer.
SUMMARY COMPENSATION TABLE

				All Other
	Fiscal	Salary		Compensation		Total
Name and Principal Position	Year	($)		($)		($)
James N. Blue, Chairman of the Board and CEO	2009	60,000	[1]			60,000
	2008	60,000	[1]			60,000

Stephen M. Duncan, President	2009	90,000	[2]			90,000
	2008	90,000	[2]			90,000

Janet A. Holle, Vice President/Secretary	2009	111,133	[3]	13,583	[6]	124,716
	2008	107,031	[3]	13,130	[6]	120,161

Lori A. Brundage, CFO/Treasurer	2009	86,889	[4]	10,427	[6]	97,316
	2008	34,774	[4]	4,173	[6]	38,947

Courtney Cowgill, former CFO/Treasurer	2008	70,515	[5]	4,230	[6]	74,745

[1]	Monthly officer’s fee of $5,000.

[2]	2008 and 2009 include monthly payments of $7,500 to General Atomics for professional services. Mr. Duncan is not an employee of Oceanic and is not included in the Cordillera and Affiliated Companies Money Purchase Pension Plan and 401(k) Plan.

[3]	A majority of the salary and other compensation paid to Ms. Holle has been reimbursed based on cost sharing arrangements with other companies. See Item 13, ‘Certain Relationships and Related Transactions-Management Agreements.’

[4]	Ms. Brundage commenced employment in August 2008.

[5]	Ms. Cowgill commenced employment in May 2003 and resigned from Oceanic in June 2008.

[6]	Oceanic is a participant in the Cordillera and Affiliated Companies Money Purchase Pension Plan and 401(k) Plan, covering all qualified employees of Oceanic. The pension plan is a non-contributory defined contribution plan. Oceanic’s contributions to this plan are based on 6% of total compensation not exceeding the limit established annually for the Federal Insurance Contribution Act (FICA) and 11.7% of compensation in excess of this limit. Vesting begins after two years of service at a rate of 20% annually with full vesting subsequent to six years of service or upon retirement, death or permanent disability. The 401(k) plan provides for discretionary employee contributions of up to 12% of annual pre-tax earnings, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code. Oceanic is required to match contributions to the extent of 6% of annual employee compensation. An employee can participate in these plans the first full year of service after their start date.
Members of the Board of Directors who are not employees of Oceanic or any of its affiliates receive directors’ fees of $500 per month. Members of the Board of Directors who are employees do not receive directors’ fees. Mr. Blue receives a monthly fee of $5,000 for services as an officer of Oceanic.
The following summarizes compensation paid in 2009 to directors who are not executive officers:
DIRECTORS’ COMPENSATION TABLE FOR 2009

		Directors	All Other
	Fiscal	Fees	Compensation	Total
Name and Principal Position	Year	($)	($)	($)
Dr. Gene Burke, Director	2009	6,000		6,000
Dr. Jack Redmond	2009	6,000	23,204	29,204
Mr. Sidney H. Stires	2009	6,000		6,000
Mr. Charles N. Haas[1]	2009	2,500		2,500

[1]	Mr. Haas resigned as a director of Oceanic effective June 1, 2009.
Members of the Board of Directors who are not employees of Oceanic or any of its affiliates received directors’ fees of $500 per month.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
As of December 31, 2009, there were issued and outstanding 59,688,881 shares of common stock, which is Oceanic’s only outstanding class of voting securities. Holders of common stock are entitled to one vote per share on each matter upon which stockholders may be entitled to vote.
The following table sets forth information regarding shares of common stock beneficially owned as of March 30, 2010 by (i) each person known by us to beneficially own 5% or more of the outstanding common stock, (ii) by each director, (iii) by each person named in the summary compensation table and (iv) by all officers and directors as a group.

Names and Addresses of Officers,	Amount of	Nature of Beneficial	Percentage of
Directors and Principal Stockholders	Common Stock	Ownership	Class
NWO Resources, Inc.[1] c/o Samuel C. Randazzo 21 E. State Street, Suite 1700 Columbus, OH 43215	53,214,829	Shared voting and investment power	89.2%
Cordillera Corporation[1] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	605	Shared voting and investment power	Less than 1%
James N. Blue[1,2,5] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None	[1]	N/A
Sidney H. Stires[2] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	359,966	[3]	Less than 1%
Gene E. Burke, M.D.[2] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	507	By spouse	N/A
John L. Redmond[2] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None		N/A
Stephen M. Duncan[4] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None		N/A
Janet A. Holle[4] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None		N/A
Lori A. Brundage[4] 7800 E. Dorado Place, Suite 250 Englewood, CO 80111	None		N/A
All directors and officers as a group (7 persons)	360,473	[2,3]	Less than 1%

[1]	Mr. Blue is Chairman of the Board of Directors and President of Cordillera Corporation, the major stockholder of NWO Resources, Inc., which owns 89.2% of our stock. Through affiliates, Mr. Blue indirectly beneficially holds a majority of the common stock of Cordillera Corporation, which owns an additional .001% of Oceanic’s stock. Mr. Blue is Chairman of the Board of Directors and President of NWO Resources, Inc.

[2]	Director of Oceanic.

[3]	Of these shares, 322,110 shares are owned by Mr. Stires’ wife’s trust. 15,031 shares are held by Mr. Stires as a UGMA custodian for his minor grandchildren and 22,825 shares are owned by Mr. Stires.

[4]	Officer of Oceanic.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE
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
Management Fee Revenue

	2009		2008
San Miguel Valley Corporation	$528,000	54%	$446,580	37%
Cordillera Corporation	428,400	43%	735,600	60%
Harvard International Resources, Ltd.	31,035	3%	33,870	3%

Total management fee revenue	$987,435		$1,216,050

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expense. This charge is calculated annually. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These expenses totaled $1,035 for 2009 and $3,870 for 2008. The purpose of the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Effective June 30, 2007, Oceanic entered into a Services Agreement with General Atomics (GA), a company controlled by Oceanic’s Chairman of the Board of Directors and Chief Executive Officer. This agreement specifies that Oceanic will pay GA for the services of Stephen M. Duncan to serve as President of Oceanic at a fixed rate of $7,500 per month. The agreement has no contractual termination date, but can be terminated with 30 days’ notice by either party. Oceanic recorded expenses of $90,000 each in 2009 and 2008 for payments made to GA for Stephen M. Duncan’s services.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to Timor Gap matters. On August 1, 2007, Oceanic entered into a Services Agreement with GA. This contract specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. Oceanic expensed $78,000 each in 2009 and 2008 for Karsten Blue’s services.
Oceanic contributes amounts to a defined contribution pension plan and a 401(k) plan administered by Cordillera. Oceanic makes contributions to these plans in accordance with the plan documents. During the years ended December 31, 2009 and 2008, Oceanic recorded expenses of $115,460, and $133,327, respectively, under the plans.
Oceanic leased approximately 4,990 square feet of office space in an office building located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111. Sorrento West Properties, Inc., a related company, owns the office building. The lease was amended in January 2008 to extend the rentable square footage to 5,191 square feet. All other terms of the lease remain unchanged. The lease has been extended to October 31, 2010 at a rate of $17.14 per square foot. Oceanic also subleases 940 square feet of space from Cordillera in the same building. This sublease has been extended on a month-to-month basis at the existing annual cost of $12.00 per square foot. Our facilities are adequate for our current needs.
Rent expense, including a prorated share of building operating expenses, for the years ended December 31, 2009 and 2008 was $86,208 and $85,552, respectively. The existing lease ends on October 31, 2010 and the future rent payments to the end of the lease are $74,160.
On March 7, 2007, Oceanic established a new line of credit with NWO, evidenced by a promissory note in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. On February 11, 2010, it was determined that the circumstances justifying the additional $2,000,000 commitment were met and the line of credit was increased to $6,000,000 with repayment due on or before March 31, 2011. As of December 31, 2009 Oceanic had borrowed $3,500,000 under this line of credit and had accrued interest of $219,684 on that outstanding balance.

General
Oceanic intends that all future affiliated transactions will be entered into with terms at least as favorable as could be obtained from unaffiliated independent third parties. Options, warrants or grants of stock will not be issued to officers, directors, employees, 5% shareholders or affiliates with an exercise price of less than 85% of the fair market value.
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
Director Independence
Directors Dr. Gene Burke and Mr. Sidney H. Stires are independent with respect to Oceanic, its operations and related parties, as independence is defined for NASDAQ companies. Oceanic does not believe that any of its independent directors qualify as audit committee financial experts. Oceanic believes that the limited nature of its current business activities does not require the additional oversight of an audit committee financial expert at this time. The lack of an audit committee financial expert may hinder the ability of the independent directors to detect any weaknesses in Oceanic’s financial controls or procedures or any improper financial activities of Oceanic.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered to Oceanic by Ehrhardt Keefe Steiner & Hottman PC and/or Grant Thornton LLP for the years ended December 31, 2009 and 2008, respectively, were:

	2009	2008
Audit services	$61,063	$59,181
Tax fees	—	—
All other fees	—	—

Total	$61,063	$59,181

Ehrhardt Keefe Steiner & Hottman PC billed or will bill Oceanic approximately $45,000, in the aggregate, for professional services rendered by Ehrhardt Keefe Steiner & Hottman PC for the audit of Oceanic’s annual financial statements for the fiscal year ended December 31, 2009, the reviews of the interim financial statements included in Oceanic’s Forms 10-Q filed during the year ended December 31, 2009 and services provided for related quarterly filings with the SEC during 2009.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits filed herewith are listed below and if not located in another previously filed registration statement or report, are attached to this registration statement at the pages set out below. The ‘Exhibit Number’ below refers to the Exhibit Table in Item 601 of Regulation S-K.

Exhibit Number	Name of Exhibit	Location
3.1	Certificate of Incorporation (including all amendments)	Exhibit 3 of the Report on Form 10-K for the year ended September 30, 1980 (SEC File No. 000-06540).

3.2	Bylaws (including all amendments)	Exhibit 3.1 of Form 8 (Amendment No. 1 to Form 10-K) dated June 1, 1982 (SEC File No. 000-06540).

3.3	Form of Amended and Restated Certificate of Incorporation	Exhibit 3.3 of Amendment No. 1 to Form SB-2 filed October 3, 2002.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.4 for the 10-QSB for quarter ended June 30, 2006.

10.1	Memorandum of Agreement dated June 30, 1976 between Oceanic Exploration Company and Denison Mines Limited	Exhibit 9.2 of the report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540).

10.2	Letter Agreement dated July 28, 1976 amending Agreement of June 30, 1976	Exhibit 9.3 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540).

10.3	Amendment dated August 27, 1976 to Agreement of June 30, 1976	Exhibit 9.4 of the Report on Form 10-K for the year ended September 30, 1976 (SEC File No. 000-06540).

10.4	Management Agreement with Cordillera Corporation dated January 1, 2000	Exhibit 10.2 of the Report of Form 10-QSB for the quarter ended March 31, 2000.

10.5	Management Agreement with San Miguel Valley Corporation dated January 1, 2000	Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended March 31, 2000.

10.10	Office Building Lease with Sorrento West Properties, Inc. dated September 1, 2000	Exhibit 10 of the Report on Form 10-QSB for the quarter ended September 30, 2000.

10.11	Amendment to Office Building Lease	Exhibit 10.11 of the Report on Form 10-KSB for the year ended December 31, 2005.

10.14	Concession Contract between the Portuguese Government (by the Minister for Overseas) and Petrotimor Companhia de Petróleos, S.A. dated December 11, 1974	Exhibit 10.14 of Form SB-2 filed August 19, 2002.

10.16	Farm-out Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.4 of the Report on Form 10-KSB for the year ended March 31, 1995.

10.17	Letter Agreement with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.5 of the Report on Form 10-KSB for the year ended March 31, 1995.

10.18	Letter of Indemnification with Enterprise Oil Exploration Limited and NMX Resources (Overseas) Limited dated September 22, 1989	Exhibit 10.6 of the Report on Form 10-KSB for the year ended March 31, 1995.

10.20	Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan amended and restated as of January 1, 2001	Exhibit 10.20 of Amendment No. 1 to Form SB-2 filed October 3, 2002.

10.21	Cordillera and Affiliated Companies Money Purchase Pension Plan amended and restated as of January 1, 2001	Exhibit 10.21 of Amendment No. 1 to Form SB-2 filed October 3, 2002.

Exhibit Number	Name of Exhibit	Location
10.22
Cordillera and Affiliated Companies 401(k) Deferred Compensation Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001
Exhibit 10.22 of Amendment No. 1 to Form SB-2 filed October 3, 2002.

10.23	Cordillera and Affiliated Companies Money Purchase Pension Plan Restated Adoption Agreement for Oceanic Exploration Company and Oceanic International Properties Corporation effective January 1, 2001	Exhibit 10.23 of Amendment No. 1 to Form SB-2 filed October 3, 2002.

10.24	Services Agreement between Oceanic Exploration Company and Cordillera Corporation dated September 1, 2002	Exhibit 10.24 of Amendment No. 1 to Form SB-2 filed October 3, 2002.

10.26	Consulting Agreement between Petrotimor Companhia de Petróleos, S.A. and Harvard International Resources, Ltd. dated October 1, 2003	Exhibit 10.26 of the report on Form 10-KSB for the year ended December 31, 2003.

10.27	Business Consultant Agreement between Petrotimor Companhia de Petróleos, S.A. and Dr. John L. Redmond dated October 1, 2003	Exhibit 10.27 of the report on Form 10-KSB for the year ended December 31, 2003.

10.28	Income Tax Accounting Agreement between NWO Resources and Oceanic Exploration Company dated October 1, 2003	Exhibit 10.28 of the report on Form 10-KSB for the year ended December 31, 2003.

10.32	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 7, 2007	Exhibit 10.32 of the report on Form 10-KSB for the year ended December 31, 2006.

10.33	Services Agreement Between Oceanic Exploration Company and General Atomics for Stephen M. Duncan	Exhibit 10.33 of the report on Form 10-QSB for the quarter ended June 30, 2007.

10.34	Services Agreement Between Oceanic Exploration Company and General Atomics for Karsten Blue	Exhibit 10.34 of the report on Form 10-QSB for the quarter ended June 30, 2007.

10.35	Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated February 28, 2008	Exhibit 10.35 of the report on Form 10-KSB for the year ended December 31, 2007.

10.36	Amendment to Office Lease for Additional Square Footage	Exhibit 10.36 of the report on Form 10-KSB for the year ended December 31, 2007.

10.37	Services Agreement with General Atomics for Legal Services	Exhibit 10.37 of the report on Form 10-Q for the quarter ended March 31, 2008.

10.38	Sublease Agreement with Cordillera Corporation	Exhibit 10.38 of the report on Form 10-Q for the quarter ended March 31, 2008.

10.39	Third Amendment to Office Building Lease	Exhibit 10.39 of the report on Form 10-Q for the quarter ended September 30, 2008.

10.40	Amendment to Sublease Agreement	Exhibit 10.40 of the report on Form 10-Q for the quarter ended September 30, 2008.

10.41	Extension of Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 11, 2009	Exhibit 10.41 of the report on Form 10-K for the year ended December 31, 2008.

10.42	Extension of Office Building Lease dated October 19, 2009

10.43	Second Amendment to Sublease Agreement dated March 1, 2010

Exhibit Number	Name of Exhibit	Location
10.44	Modification of Promissory Note (Line of Credit) between NWO Resources, Inc. and Oceanic Exploration Company dated February 11, 2010

31.1	Section 302: Certification of Principal Executive Officer

31.2	Section 302: Certification of Chief Financial Officer

32	Section 906: Certification of President and Chief Financial Officer

99.1	Code of Ethics for Directors, Management and Employees	Exhibit 99.1 of the report on Form 10-KSB for the year ended December 31, 2003.

99.2	Securities Trading Policy/Timely Reporting of Events	Exhibit 99.1 of the report on Form 10-KSB for the year ended December 31, 2003.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANIC EXPLORATION COMPANY
By:	/s/ Stephen M. Duncan
Stephen M. Duncan, President

Dated: March 30, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

1. By the principal executive officer.

/s/ Stephen M. Duncan		March 30, 2010
Stephen M. Duncan	President and Director	Date

2. By the principal financial officer and principal accounting officer.

/s/ Lori A. Brundage		March 30, 2010
Lori A. Brundage	Treasurer and Chief Financial Officer	Date

3. By a majority of the Board of Directors.

/s/ James N. Blue		March 30, 2010
James N. Blue	Chairman of the Board of Directors and Chief Executive Officer	Date

/s/ Stephen M. Duncan		March 30, 2010
Stephen M. Duncan	President and Director	Date

/s/ John L. Redmond		March 30, 2010
John L. Redmond	Director and Vice President — International Exploration	Date

/s/ Sidney H. Stires		March 30, 2010
Sidney H. Stires	Director	Date

/s/ Gene E. Burke		March 30, 2010
Gene E. Burke, M.D.	Director	Date