Form 10-Q
period 2010-03-31
OCEANIC EXPLORATION CO
filed 2010-05-13
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Registrant’s telephone number, including area code: (303) 220-8330
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of the registrant’s common stock outstanding as of May 13, 2010 was 59,688,881 shares.

PART 1 — FINANCIAL INFORMATION
OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
ASSETS
Cash	$123,416	$69,651
Due from affiliates	7,540	16,693
Prepaid expenses and other	8,485	32,236

Total current assets	139,441	118,580

Oil and gas property interests (note 6)	—	—

Furniture, fixtures and equipment	73,390	73,390
Less accumulated depreciation	(57,571)	(56,195)

	15,819	17,195

Total assets	$155,260	$135,775

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$52,743	$240,693
Accrued expenses	160,721	197,935
Note payable, related party — NWO Resources, Inc., including accrued interest (note 4)	4,276,500	3,719,684

Total current liabilities	4,489,964	4,158,312

United Kingdom taxes payable, including accrued interest (note 7)	674,360	707,573
Other non-current liabilities	2,787	3,669

Total non-current liabilities	677,147	711,242

Commitments and contingencies (notes 2, 3, 5 and 7)	—	—

Total liabilities	5,167,111	4,869,554

Stockholders’ deficit
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 100,000,000 shares; 59,688,881 shares issued and outstanding	3,730,555	3,730,555
Capital in excess of par value	8,165,609	8,165,609
Accumulated deficit	(16,908,015)	(16,629,943)

Total stockholders’ deficit	(5,011,851)	(4,733,779)

Total liabilities and stockholders’ deficit	$155,260	$135,775

See accompanying notes to the condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2010	2009

Revenue:
Management revenue — related parties	$217,500	$301,500

Costs and expenses:
Exploration expenses (note 2)	66,377	216,858
Amortization and depreciation	1,376	1,451
General and administrative	399,086	428,505

	466,839	646,814

Operating loss	(249,339)	(345,314)

Other income (expense):
Interest income and realized gains (losses)	(499)	5,214
Interest expense and financing costs (note 4)	(61,902)	(39,923)
Foreign currency gains	33,668	4,306

	(28,733)	(30,403)

Loss before income taxes	(278,072)	(375,717)

Income tax expense (note 5)	—	—

Net loss	$(278,072)	$(375,717)

Basic and diluted loss per common share	(0.01)	$(0.01)

Weighted average number of common shares outstanding	59,688,881	59,688,881
See accompanying notes to the condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(278,072)	$(375,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,376	1,451
Accrued interest payable to NWO Resources, Inc.	56,816	35,036
Changes in operating assets and liabilities:
Increase (decrease) in due from affiliates	9,153	(11,059)
Increase in prepaid expenses and other assets	23,751	5,433
(Decrease) increase in accounts payable	(187,950)	3,497
Decrease in accrued expenses	(37,214)	(36,446)
Decrease in security for legal costs	—	(6,714)
Decrease in United Kingdom taxes payable, including accrued interest payable	(33,213)	(6,830)
Decrease in other non-current liabilities	(882)	(794)

Net cash used in operating activities	(446,235)	(392,143)

Cash flows from financing activities:

Proceeds from issuance of note payable, related party — NWO Resources, Inc.	500,000	500,000

Net increase in cash	53,765	107,857

Cash at beginning of period	69,651	162,858

Cash at end of period	$123,416	$270,715

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated balance sheet as of December 31, 2009 that has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although Oceanic Exploration Company (Oceanic) believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments consisting of normal recurring accruals have been made which are necessary for the fair presentation of the periods included. Interim results are not necessarily indicative of results for a full year. The information included herein should be read in conjunction with the financial statements and notes thereto included in the December 31, 2009 Form 10-K.
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
As of March 31, 2010 and December 31, 2009, Oceanic had accounts receivable only from related parties. Accordingly, there were no unrelated customers who were considered to be significant.
(2) EXPLORATION EXPENSES
In 1974, Petrotimor Companhia de Petróleos, S.A. (Petrotimor), a 99%-owned subsidiary of Oceanic, was granted an exclusive offshore concession by Portugal to explore for and develop oil and gas in an approximately 14.8 million-acre area between East Timor and Australia known as the ‘Timor Gap.’ At that time, Portugal had administrative control over East Timor. On January 5, 1976, following Indonesia’s unlawful invasion and occupation of East Timor, Petrotimor applied for and obtained on April 14, 1976, Portugal’s consent to a suspension of performance under the concession agreement based upon force majeure. This force majeure status remained in effect until at least October 25, 1999.
Commercial Opportunity in East Timor. Oceanic submitted an application for an Expansion of Seabed Concession to the transitional government of East Timor in October 2001 requesting that Petrotimor’s 1974 concession area be expanded to include the additional maritime areas within the properly determined seabed delimitation of East Timor. Oceanic believes that, under international law, East Timor is entitled to exercise sovereign jurisdiction over its seabed and to have an Exclusive Economic Zone as codified in the 1982 United Nations Convention on the Law of the Sea. Oceanic believes that by so doing, East Timor could acquire jurisdiction over hydrocarbon reserves containing approximately 12 trillion cubic feet of natural gas and associated condensate based upon the Petroz N.L. and Woodside information.
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

In August 2001, Oceanic and Petrotimor commenced litigation in the Federal Court of Australia (Australian Federal Court) regarding the Timor Gap concession. On February 3, 2003, the Australian Federal Court issued decisions in which it declared that it lacked jurisdiction to hear Oceanic’s claims. As part of the Australian litigation, Oceanic was required to provide bank guarantees as security for the defendants’ litigation costs. The Australian and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the guarantees. On March 18, 2009, Oceanic reached a settlement in the amount of AUS$800,000 that it must pay for these litigation costs. AUS$550,000 (including the deposit with the ANZ Bank of AUS$451,000), was paid on April 16, 2009. The remaining AUS$250,000 was paid on September 22, 2009 satisfying the full amount of the settlement.
During the three months ended March 31, 2010 and 2009, Oceanic incurred expenses of $66,377 and $216,858, respectively, mostly related to legal, consulting and commercial activities associated with oil and gas interests in the Timor Gap. These expenses have been recorded as exploration expenses in the accompanying statements.
Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, Oceanic continues to evaluate potential exploration and production activities elsewhere in the world. Oceanic did not receive any revenue from oil and gas properties in 2009 and it is not currently conducting any activities that would result in material oil and gas revenue in 2010.
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
The defendants subsequently filed a motion for judgment on the pleadings. On April 16, 2008, the Texas Federal Court issued its Opinion on Dismissal stating that Oceanic’s claims fail because “it does not plead facts that, if true, would show that its loss was proximately caused by the bribery.” The Texas Federal Court further held that “To recover, Oceanic must show what would have happened absent the bribe to a high degree of probability. It can not.” Accordingly, the Texas Federal Court entered a final judgment on April 22, 2008, granting defendants’ Rule 12(c) motion for judgment on the pleadings. On May 19, 2008, Oceanic filed a notice of appeal with the United States Court of Appeals for the Fifth Circuit (Court of Appeals). On November 6, 2009, the Court of Appeals affirmed the final judgment of the Texas Federal Court.
On March 3, 2010, Oceanic filed a Petition for a writ of Certiorari with the United States Supreme Court seeking a review of the Court of Appeals Order.
(4) NOTE PAYABLE — RELATED PARTY
On March 7, 2007, Oceanic established a new line of credit evidenced by a promissory note with NWO Resources, Inc. (NWO), in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. On February 11, 2010, it was determined that the circumstances justifying the additional $2,000,000 commitment were met and the line of credit was increased to $6,000,000 with repayment due on or before March 31, 2011. As of March 31, 2010, $4,000,000 was outstanding under this line of credit with additional accrued interest of $276,500.
At the current level of cash expenditures, Oceanic will need sources of additional funding. Oceanic currently intends to use the funds available under its line of credit to fund current operations. Oceanic believes that the cash on hand, and the cash generated from 2010 revenues, plus draws from the line of credit will be sufficient to fund operations beyond December 31, 2010. Oceanic will need to obtain an increase in its line of credit or to obtain alternative sources of financing in order to continue operations after the maximum amount is drawn on the current line of credit.

(5) INCOME TAXES
In evaluating the realizability of the net deferred tax assets, Oceanic takes into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that Oceanic will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset. Because it cannot be accurately determined when or if Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating losses incurred during the three months ended March 31, 2010 and 2009.
(6) OIL AND GAS INTERESTS
Oceanic holds various interests in concessions or leases for oil and gas exploration around the world as described in the December 31, 2009 Form 10-K. Costs for these oil and gas property interests have been charged to expense in prior years so no amounts are reflected on the balance sheet. Although Oceanic is not currently conducting any direct exploration activities, it continues to evaluate potential exploration and production activities elsewhere in the world.
(7) COMMITMENTS AND CONTINGENCIES
Oceanic may be involved from time to time in various claims and lawsuits incidental to its business. In the opinion of Oceanic’s management, no claims or lawsuits, not previously disclosed, exist at March 31, 2010 that will result in a material adverse effect on the financial position or operating results of Oceanic.
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
Management Fee Revenue
For the three months ended March 31,

	2010		2009
San Miguel Valley Corporation	$96,900	45%	$132,000	44%
Cordillera Corporation	113,100	52%	162,000	54%
Harvard International Resources, Ltd.	7,500	3%	7,500	2%

Total management fee revenue	$217,500		$301,500

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expenses. This charge is calculated annually based on the prior year’s costs. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. None of these expenses were incurred for each of the three months ended March 31, 2010 and 2009. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Effective June 30, 2007, Oceanic entered into a services agreement with General Atomics (GA), a company controlled by Oceanic’s Chairman of the Board of Directors and Chief Executive Officer. This agreement specifies that Oceanic will pay GA for the services of Stephen M. Duncan to serve as President of Oceanic at a fixed rate of $7,500 per month. The agreement has no contractual termination date, but can be terminated with 30 days’ notice by either party. Oceanic recorded expenses of $22,500 for each of the three-month periods ended March 31, 2010 and 2009, for payments made to GA for Stephen M. Duncan’s services. On March 16, 2010, Oceanic filed an 8-K announcing the resignation of Stephen M. Duncan as President of Oceanic. Mr. Duncan’s resignation was effective on May 5, 2010. Under the terms of the services agreement with GA, this agreement terminated on that date as well.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the Timor Gap matters. Effective August 1, 2007, Oceanic entered into a services agreement with GA. The agreement specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. Oceanic expensed $19,500 for each of the three-month periods ended March 31, 2010 and 2009, for Karsten Blue’s services.

On March 7, 2007, Oceanic established a line of credit, evidenced by a promissory note with NWO, in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. On February 11, 2010, it was determined that the circumstances justifying the additional $2,000,000 commitment were met and the line of credit was increased to $6,000,000 with repayment due on or before March 31, 2011. As of March 31, 2010, Oceanic had borrowed $4,000,000 under this line of credit with accrued interest of $276,500.
(9) NEW ACCOUNTING PRONOUNCEMENTS
In January 2010, ASC guidance for fair value measurements and disclosure was updated by ASU 2010-06 to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for Oceanic’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation, which is effective for Oceanic’s fiscal year beginning January 1, 2011. The adoption has no impact on Oceanic’s consolidated financial position, results of operations or cash flows.
Accounting Standards Updates not effective until after March 31, 2010 are not expected to have a significant effect on Oceanic’s consolidated financial position or results of operations.

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
The following discussion and analysis should be read in conjunction with Oceanic’s condensed consolidated financial statements and notes thereto for the respective periods ended December 31, 2009 and March 31, 2010 and 2009.
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
Cash Flow. Cash used in operating activities was $446,235 for the first three months of 2010 compared to $392,143 in the first three months of 2009. During the three months ended March 31, 2010 and 2009, Oceanic made actual cash payments of $50,531 and $60,418, respectively, mostly related to litigation and professional activities associated with oil and gas interests in the Timor Gap. An additional $15,846 of expenses were accrued and remained unpaid as of March 31, 2010. These costs are included in exploration expense. Exploration expenses have decreased in 2010 compared to the same period in 2009, primarily because of the decrease in litigation-related expenses. Until the lawsuit is finally resolved, litigation charges recorded as exploration expenses will continue to use most of Oceanic’s cash resources. If Oceanic is permitted to pursue this lawsuit in 2010, it is expected that these expenses and cash requirements will increase. Cash flows from financing activities are the borrowings from the note payable to NWO Resources, Inc. (NWO) totaling $4,000,000 as of March 31, 2010. The first three months of 2010 ended with a net increase in total cash of $53,765, including cash received under the line of credit with NWO of $500,000.
Oceanic had $123,416 in cash and cash equivalents at March 31, 2010 compared with $69,651 at December 31, 2009. At March 31, 2010, Oceanic had accounts receivable from affiliates of $7,540, which Oceanic anticipates will be paid in full. Oceanic had a negative working capital of ($4,350,523) at March 31, 2010 compared to a negative working capital of $(4,039,732) at December 31, 2009. Negative working capital occurs when current liabilities exceed cash and current assets. This decrease of $310,791 in working capital from December 31, 2009 to March 31, 2010 was primarily the result of drawing on the NWO line of credit to pay for litigation related expenses and general and administrative expenses.
On March 7, 2007, Oceanic established a new line of credit evidenced by a promissory note with NWO in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. On February 11, 2010, it was determined that the circumstances justifying the additional $2,000,000 commitment were met and the line of credit was increased to $6,000,000 with repayment due on or before March 31, 2011. As of March 31, 2010, $4,000,000 was outstanding under this line of credit, with additional accrued interest of $276,500.
At the current level of cash expenditures, Oceanic will need sources of additional funding. Oceanic currently intends to use the funds available under its line of credit to fund current operations. Oceanic believes that the cash on hand, and the cash generated from 2010 revenues, plus draws from the line of credit will be sufficient to fund operations beyond December 31, 2010. Oceanic will need to obtain an increase in its line of credit or to obtain alternative sources of financing in order to continue operations after the maximum amount is drawn on the current line of credit.
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

Together, these management services provided all of Oceanic’s total revenue for the three months ended March 31, 2010 and 2009. Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expenses. This charge is calculated annually based on the prior year’s costs. All expenses are billed at cost. The purpose of the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Management Fee Revenue
For the three months ended March 31,

	2010		2009
San Miguel Valley Corporation	$96,900	45%	$132,000	44%
Cordillera Corporation	113,100	52%	162,000	54%
Harvard International Resources, Ltd.	7,500	3%	7,500	2%

Total management fee revenue	$217,500		$301,500

(3) RESULTS OF OPERATIONS
Revenue. Management fee revenue for the three months ended March 31, 2010, decreased $84,000 or 28% compared to the three months ended March 31, 2009. Management fee income for the first three months of 2010 decreased for Cordillera by $48,900 and decreased for San Miguel by $35,100. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.
Although Oceanic is currently not directly involved in any other oil and gas exploration or production activities, Oceanic continues to evaluate potential exploration and production activities elsewhere in the world. Oceanic did not receive any revenue from oil and gas properties in 2009, and it is not currently conducting any activities that would result in oil and gas revenue in 2010.
Exploration Expenses. Oceanic continues to incur ongoing legal and professional fees associated with its ongoing lawsuit. During the three months ended March 31, 2010 and 2009, Oceanic incurred total litigation expenses recorded as exploration expenses of $66,376 and $216,858, respectively.
In August 2001, Oceanic and Petrotimor commenced litigation in the Federal Court of Australia (Australian Federal Court) regarding the Timor Gap concession. On February 3, 2003, the Australian Federal Court issued decisions in which it declared that it lacked jurisdiction to hear Oceanic’s claims. As part of the Australian litigation, Oceanic was required to provide bank guarantees as security for the defendants’ litigation costs. The Australian and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the guarantees. On March 18, 2009, Oceanic reached a settlement in the amount of AUS$800,000 that it must pay for these litigation costs. AUS$550,000 (including the deposit with the ANZ Bank of AUS$451,000), was paid on April 16, 2009. The remaining AUS$250,000 was paid on September 22, 2009, satisfying the full amount of the settlement.
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
The defendants subsequently filed a motion for judgment on the pleadings. On April 16, 2008, the Texas Federal Court issued its Opinion on Dismissal stating that Oceanic’s claims fail because “it does not plead facts that, if true, would show that its loss was proximately caused by the bribery.” The Texas Federal Court further held that “To recover, Oceanic must show what would have happened absent the bribe to a high degree of probability. It can not.” Accordingly, the Texas Federal Court entered a final judgment on April 22, 2008, granting defendants’ Rule 12(c) motion for judgment on the pleadings. On May 19, 2008, Oceanic filed a notice of appeal with the United States Court of Appeals for the Fifth Circuit (Court of Appeals). On November 6, 2009, the Court of Appeals affirmed the final judgment of the Texas Federal Court.

On March 3, 2010, Oceanic filed a Petition for a writ of Certiorari with the United States Supreme Court seeking a review of the Court of Appeals Order.
General and Administrative Expenses. Total general and administrative costs and expenses for the three months ended March 31, 2010 decreased by $29,419 or approximately 7% from the same period in 2009. The largest changes between the two years were:
•	Salaries and employee benefits decreased $31,822 offset by an increase in contract employee expense of $13,283. Oceanic had fewer employees in the three months ended March 31, 2010 than for the same period in 2009.

•	Auditing and accounting fee expense has decreased by $13,218. The majority of this additional expense in 2009 was due to work performed by previous auditors to reissue their 2007 audit opinion.

•	Directors fees decreased by $1,500 from the first three months of 2009 to the same period in 2010 due to the resignation of one of Oceanic’s directors in June 2009.
Other Income and Expense. Interest income and realized gains (losses) for the three months ended March 31, 2010 is $(499), which is $5,713 lower than the amount for the same period last year. This is because Oceanic did not have available cash to invest in the first three months of 2010 as compared to the same period for 2009. The balance as of March 31, 2010 relates to a loss on an investment account in Portugal. Interest income for 2009 includes interest earned on the investment of the trust account with the ANZ Bank and gains on an investment account in Portugal.
Interest expense at March 31, 2010 of $61,902 compared to $39,923 for the same period in 2009, is primarily interest accrued on the line of credit payable to NWO. The outstanding principal balance of this obligation was $4,000,000 and $2,400,000 at March 31, 2010 and 2009, respectively.
Non-cash net foreign exchange gains of $33,668 at March 31, 2010 versus net foreign exchange gains of $4,306 at March 31, 2009, resulted primarily from the strengthening of the U.S. dollar against the British pound.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceeding developments in 2009 were reported in the December 31, 2009 Form 10-K. See the ‘Pending Litigation’ section in Footnotes (2) and (3) and in Management’s Discussion and Analysis (3) above for activity through May 13, 2010.

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
(1) MATERIAL NET LOSSES
Oceanic has suffered recurring material net losses and losses from operations during the most recent interim period and in recent fiscal years. Net losses for the three months ended March 31, 2010 and 2009 were ($278,072) and ($375,717), respectively. Oceanic’s stockholders’ equity decreased from a negative ($4,733,779) at December 31, 2009 to a negative ($5,011,851) as of March 31, 2010. If Oceanic continues to incur significant legal expenses related to its ongoing lawsuit, Oceanic expects significant losses to continue.
(2) NEED FOR ADDITIONAL FINANCING
Oceanic will need additional financing. During the first three months of 2010, Oceanic generated a $53,765 increase in cash from net operating and financing activities and ended the first quarter with a negative stockholders’ equity of ($5,011,851). Oceanic’s current operations are financed with a line of credit evidenced by a promissory note with NWO Resources, Inc. (NWO). Oceanic intends to use the funds available under its line of credit to fund current operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS OF SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5.1 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; APPOINTMENT OF PRINCIPAL OFFICERS
Effective as of May 5, 2010, Stephen M. Duncan resigned as President and director of Oceanic. Mr. Duncan’s resignation was initially announced in an 8-K filed with the Securities and Exchange Commission on March 16, 2010.
Effective as of May 6, 2010, Nicole J. Champine has been appointed by the Board of Directors to serve as President and a director of Oceanic. Ms. Champine’s appointment was announced in an 8-K filed with the Securities and Exchange Commission on May 10, 2010.
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

Oceanic Exploration Company
Date: March 13, 2010	/s/ Nicole J. Champine
Nicole J. Champine — President

Date: March 13, 2010	/s/ Lori A. Brundage
Lori A. Brundage — Chief Financial Officer