Form 10-Q
period 2010-06-30
OCEANIC EXPLORATION CO
filed 2010-08-16
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The total number of shares of the registrant’s common stock outstanding as of August 16, 2010 was 59,688,881 shares.

PART 1 — FINANCIAL INFORMATION
OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
ASSETS
Cash	$78,389	$69,651
Due from affiliates	12,723	16,693
Prepaid expenses and other	28,485	32,236

Total current assets	119,597	118,580

Oil and gas property interests (note 6)	—	—

Furniture, fixtures and equipment	73,390	73,390
Less accumulated depreciation	(58,948)	(56,195)

	14,442	17,195

Total assets	$134,039	$135,775

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$24,723	$240,693
Accrued expenses	189,023	197,935
Note payable, related party–NWO Resources, Inc., including accrued interest (note 4)–short term	—	3,719,684

Total current liabilities	213,746	4,158,312

Note payable, related party — NWO Resources, Inc., including accrued interest (note 4)-long term	4,536,952	—
United Kingdom taxes payable, including accrued interest (note 7)	679,213	707,573
Other non-current liabilities	1,883	3,669

Total non-current liabilities	5,218,048	711,242

Commitments and contingencies (notes 2, 3, 5 and 7)	—	—

Total liabilities	5,431,794	4,869,554

Stockholders’ deficit
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 100,000,000 shares; 59,688,881 shares issued and outstanding	3,730,555	3,730,555
Capital in excess of par value	8,165,609	8,165,609
Accumulated deficit	(17,193,919)	(16,629,943)

Total stockholders’ deficit	(5,297,755)	(4,733,779)

Total liabilities and stockholders’ deficit	$134,039	$135,775

See accompanying notes to the condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue:
Management revenue — related parties	$223,333	$227,474	$440,833	$528,974

Costs and expenses:
Exploration expenses (note 2)	68,431	196,713	134,808	413,571
Amortization and depreciation	1,377	1,450	2,753	2,901
General and administrative	374,004	373,294	773,090	801,799

	443,812	571,457	910,651	1,218,271

Operating loss	(220,479)	(343,983)	(469,818)	(689,297)

Other income (expense):
Interest income and realized gains (losses)	130	292	(369)	5,506
Interest expense and financing costs (note 4)	(65,519)	(46,140)	(127,421)	(86,063)
Foreign currency (losses) gains	(36)	(74,176)	33,632	(69,870)

	(65,425)	(120,024)	(94,158)	(150,427)

Loss before income taxes	(285,904)	(464,007)	(563,976)	(839,724)

Income tax expense (note 5)	—	—	—	—

Net loss	$(285,904)	$(464,007)	$(563,976)	$(839,724)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	59,688,881	59,688,881	59,688,881	59,688,881
See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(563,976)	$(839,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,753	2,902
Accrued interest payable to NWO Resources, Inc.	117,268	75,553
Changes in operating assets and liabilities:
Increase (decrease) in due from affiliates	3,970	(34,231)
Increase (decrease) in prepaid expenses and other assets	3,751	(36,887)
(Decrease) increase in accounts payable	(215,970)	33,509
Decrease in accrued expenses	(8,912)	(132,091)
Decrease in security for legal costs	—	(44,004)
Increase in United Kingdom taxes payable, including accrued interest payable	9,813	10,008
Decrease in other non-current liabilities	(1,786)	(1,605)

Net cash used in operating activities	(653,089)	(966,570)

Cash flows from financing activities:

Proceeds from issuance of note payable, related party — NWO Resources, Inc.	700,000	800,000

Cash provided by financing activities	700,000	800,000

Effect of exchange rate changes on cash	(38,173)	88,755

Net increase in cash	8,738	(77,815)

Cash at beginning of period	69,651	162,858

Cash at end of period	$78,389	$85,043

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
As of June 30, 2010 and December 31, 2009, Oceanic had accounts receivable only from related parties. Accordingly, there were no unrelated customers who were considered to be significant.
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

In August 2001, Oceanic and Petrotimor commenced litigation in the Federal Court of Australia (Australian Federal Court) regarding the Timor Gap concession. On February 3, 2003, the Australian Federal Court issued decisions in which it declared that it lacked jurisdiction to hear Oceanic’s claims. As part of the Australian litigation, Oceanic was required to provide bank guarantees as security for the defendants’ litigation costs. The Australian and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the guarantees. On March 18, 2009, Oceanic reached a settlement in the amount of AUS$800,000 that it was required to pay for these litigation costs. AUS$550,000 (including the deposit with the ANZ Bank of AUS$451,000), was paid on April 16, 2009. The remaining AUS$250,000 was paid on September 22, 2009 satisfying the full amount of the settlement.
During the six months ended June 30, 2010 and 2009, Oceanic incurred expenses of $102,003 and $396,784, respectively, mostly related to legal, consulting and commercial activities associated with oil and gas interests in the Timor Gap. These expenses have been recorded as exploration expenses in the accompanying statements.
Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, Oceanic continues to evaluate potential exploration and production activities elsewhere in the world. Oceanic did not receive any revenue from oil and gas properties in 2009 and it is not currently conducting any activities that would result in material oil and gas revenue in 2010.
(3) RECENT LITIGATION
On March 1, 2004, Oceanic and Petrotimor filed a complaint against ConocoPhillips, Inc. and others in the United States District Court regarding their 14.8 million-acre Timor Gap concession and to redress the harm caused by defendants’ theft, misappropriation and conversion of oil and gas resources within the Timor Gap.
On April 22, 2008, the United States District Court for the Southern district of Texas entered a final judgment granting defendants’ Rule 12(c) motion for judgment on the pleadings. On November 6, 2009, the United States Court of Appeals for the Fifth Circuit affirmed the final judgment of the Texas Federal Court.
On March 3, 2010, Oceanic filed a Petition for a writ of Certiorari with the United States Supreme Court seeking a review of the Court of Appeals Order. On May 17, 2010, the United States Supreme Court denied the Petition, effectively ending this litigation in the United States Federal courts.
(4) NOTE PAYABLE — RELATED PARTY
On March 7, 2007, Oceanic established a new line of credit evidenced by a promissory note with NWO Resources, Inc. (NWO), in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. On February 11, 2010, it was determined that the circumstances justifying the additional $2,000,000 commitment were met and the line of credit was increased to $6,000,000 with repayment due on or before March 31, 2011. On August 6, 2010, repayment of the line of credit was extended to March 31, 2012. As of June 30, 2010, $4,200,000 was outstanding under this line of credit with additional accrued interest of $336,952.
At the current level of cash expenditures, Oceanic will need sources of additional funding. Oceanic currently intends to use the funds available under its line of credit to fund current operations. Oceanic believes that the cash on hand, and the cash generated from 2010 revenues, plus draws from the line of credit will be sufficient to fund operations beyond December 31, 2010. However, Oceanic will need to obtain an increase in its line of credit or to obtain alternative sources of financing in order to continue operations after the maximum amount is drawn on the current line of credit.
(5) INCOME TAXES
In evaluating the realizability of the net deferred tax assets, Oceanic takes into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that Oceanic will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset. Because it cannot be accurately determined when or if Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating losses incurred during the six months ended June 30, 2010 and 2009.

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
(7) COMMITMENTS AND CONTINGENCIES
Oceanic may be involved from time to time in various claims and lawsuits incidental to its business. In the opinion of Oceanic’s management, no claims or lawsuits, not previously disclosed, exist at June 30, 2010 that will result in a material adverse effect on the financial position or operating results of Oceanic.
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
Management Fee Revenue
For the six months ended June 30,

	2010		2009
San Miguel Valley Corporation	$230,445	52%	$296,035	56%
Cordillera Corporation	195,388	44%	217,759	41%
Harvard International Resources, Ltd.	15,000	4%	15,180	3%

Total management fee revenue	$440,833		$528,974

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expenses. This charge is calculated annually based on the prior year’s costs. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These expenses totaled $0 and $180 for the six months ended June 30, 2010 and 2009. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Effective June 30, 2007, Oceanic entered into a services agreement with General Atomics (GA), a company controlled by Oceanic’s Chairman of the Board of Directors and Chief Executive Officer. This agreement specified that Oceanic would pay GA for the services of Stephen M. Duncan to serve as President of Oceanic at a fixed rate of $7,500 per month. Oceanic recorded expenses of $30,000 and $45,000 for the six months ended June 30, 2010 and 2009, respectively, for payments made to GA for Stephen M. Duncan’s services. On March 16, 2010, Oceanic filed an 8-K announcing the resignation of Stephen M. Duncan as President of Oceanic. Mr. Duncan’s resignation was effective on May 5, 2010. Under the terms of the services agreement with GA, this agreement terminated on that date as well.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the Timor Gap matters. Effective August 1, 2007, Oceanic entered into a services agreement with GA. The agreement specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. Oceanic expensed $39,000 for each of the six-month periods ended June 30, 2010 and 2009, for Karsten Blue’s services.

On March 7, 2007, Oceanic established a line of credit, evidenced by a promissory note with NWO, in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. On February 11, 2010, it was determined that the circumstances justifying the additional $2,000,000 commitment were met and the line of credit was increased to $6,000,000 with repayment due on or before March 31, 2011. On August 6, 2010, repayment of the line of credit was extended to March 31, 2012. As of June 30, 2010, Oceanic had borrowed $4,200,000 under this line of credit with accrued interest of $336,952.
(9) NEW ACCOUNTING PRONOUNCEMENTS
Accounting Standards Updates not effective until after June 30, 2010 are not expected to have a significant effect on Oceanic’s consolidated financial position or results of operations.

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
The following discussion and analysis should be read in conjunction with Oceanic’s condensed consolidated financial statements and notes thereto for the respective periods ended December 31, 2009 and June 30, 2010 and 2009.
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
The Timor Gap concession does not have a value on Oceanic’s balance sheets. Litigation expenses related to Oceanic and Petrotimor’s interests in the Timor Gap have been expensed as they were incurred. Accordingly, Oceanic will not recognize any further impairment to assets due to the fact that on May 17, 2010, the United States Supreme court denied the petition for a writ of Certiorari, effectively ending this litigation.
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
In evaluating the need to provide for contingent liabilities, Oceanic takes into account a number of factors, including the recent unfavorable outcome in its lawsuit, and management’s intentions based on the outcome.

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
Cash Flow. Cash used in operating activities was $653,089 for the first six months of 2010 compared to $807,945 in the first six months of 2009. During the six months ended June 30, 2010 and 2009, Oceanic made actual cash payments of $119,989 and $315,559 respectively, mostly related to litigation and professional activities associated with oil and gas interests in the Timor Gap. An additional $14,819 of related expenses were accrued and remained unpaid as of June 30, 2010. These costs are included in exploration expense. Exploration expenses have decreased in 2010 compared to the same period in 2009, primarily because of the decrease in litigation-related expenses. However, Oceanic continues to explore its options with regard to its other concessions. Until Oceanic determines its next course of action, exploration expenses will most likely remain at approximately their current level.
Cash flows from financing activities are the borrowings from the note payable to NWO Resources, Inc. (NWO) totaling $4,200,000 of principal as of June 30, 2010. The first six months of 2010 ended with a net increase in total cash of $8,738 including cash received under the line of credit with NWO of $700,000.
Oceanic had $78,389 in cash and cash equivalents at June 30, 2010 compared with $69,651 at December 31, 2009. At June 30, 2010, Oceanic had accounts receivable from affiliates of $12,723, which Oceanic anticipates will be paid in full. Oceanic had a negative working capital of ($94,149) at June 30, 2010 compared to a negative working capital of $(4,039,732) at December 31, 2009. Negative working capital occurs when current liabilities exceed cash and current assets. This increase of $3,945,583 in working capital from December 31, 2009 to June 30, 2010 was primarily the result of reclassifying the note payable to NWO to long term liabilities due to an extension of the maturity date to March 31, 2012.
On March 7, 2007, Oceanic established a new line of credit evidenced by a promissory note with NWO in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. On February 11, 2010, it was determined that the circumstances justifying the additional $2,000,000 commitment were met and the line of credit was increased to $6,000,000 with repayment due on or before March 31, 2011. On August 6, 2010, repayment of the line of credit was extended to March 31, 2012. As of June 30, 2010, $4,200,000 was outstanding under this line of credit, with additional accrued interest of $336,952.
At the current level of cash expenditures, Oceanic will need sources of additional funding. Oceanic currently intends to use the funds available under its line of credit to fund current operations. Oceanic believes that the cash on hand, and the cash generated from 2010 revenues, plus draws from the line of credit will be sufficient to fund operations beyond December 31, 2010. Oceanic will need to obtain a renewal of its line of credit or to obtain alternative sources of financing in order to continue operations after the current NWO line of credit comes due on March 31, 2012. At this time, NWO has not committed to renew or refinance the line of credit.
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

Together, these management services provided all of Oceanic’s total revenue for the six months ended June 30, 2010 and 2009. Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expenses. This charge is calculated annually based on the prior year’s costs. All expenses are billed at cost. The purpose of the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Management Fee Revenue
For the six months ended June 30,

	2010		2009
San Miguel Valley Corporation	$230,445	52%	$296,035	56%
Cordillera Corporation	195,388	44%	217,759	41%
Harvard International Resources, Ltd.	15,000	4%	15,180	3%

Total management fee revenue	$440,833		$528,974

(3) RESULTS OF OPERATIONS
Revenue. Management fee revenue for the six months ended June 30, 2010, decreased $88,141 or 17% compared to the six months ended June 30, 2009. Management fee income for the first six months of 2010 decreased for Cordillera by $22,371 and decreased for San Miguel by $65,590. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.
Although Oceanic is currently not directly involved in any other oil and gas exploration or production activities, Oceanic continues to evaluate potential exploration and production activities elsewhere in the world. Oceanic did not receive any revenue from oil and gas properties in 2009, and it is not currently conducting any activities that would result in oil and gas revenue in 2010.
Exploration Expenses. Oceanic has continued to incur professional fees and consulting fees related to its subsidiary, Petrotimor, and its Timor Gap concession. During the six months ended June 30, 2010 and 2009, Oceanic incurred total expenses, including professional fees and consulting fees, recorded as exploration expenses of $134,808 and $413,571, respectively. However, Oceanic continues to explore its options with regard to its other concessions. Until Oceanic determines its next course of action, exploration expenses will most likely remain at approximately their current level.
In August 2001, Oceanic and Petrotimor commenced litigation in the Federal Court of Australia (Australian Federal Court) regarding the Timor Gap concession. On February 3, 2003, the Australian Federal Court issued decisions in which it declared that it lacked jurisdiction to hear Oceanic’s claims. As part of the Australian litigation, Oceanic was required to provide bank guarantees as security for the defendants’ litigation costs. The Australian and New Zealand Banking Group (ANZ Bank) in Sydney, Australia provided the guarantees. On March 18, 2009, Oceanic reached a settlement in the amount of AUS$800,000 that it was required to pay for these litigation costs. AUS$550,000 (including the deposit with the ANZ Bank of AUS$451,000), was paid on April 16, 2009. The remaining AUS$250,000 was paid on September 22, 2009, satisfying the full amount of the settlement.
Recent Litigation. On March 1, 2004, Oceanic and Petrotimor filed a complaint against ConocoPhillips, Inc. and others in the United States District Court regarding their 14.8 million-acre Timor Gap concession and to redress the harm caused by defendants’ theft, misappropriation and conversion of oil and gas resources within the Timor Gap.
On April 22, 2008, the United States District Court for the Southern district of Texas entered a final judgment granting defendants’ Rule 12(c) motion for judgment on the pleadings. On November 6, 2009, the United States Court of Appeals for the Fifth Circuit affirmed the final judgment of the Texas Federal Court.
On March 3, 2010, Oceanic filed a Petition for a writ of Certiorari with the United States Supreme Court seeking a review of the Court of Appeals Order. On May 17, 2010, the United States Supreme Court denied the Petition, effectively ending this litigation in the United States Federal courts.

General and Administrative Expenses. Total general and administrative costs and expenses for the six months ended June 30, 2010 decreased by $28,709 or approximately 4% from the same period in 2009. Oceanic does not expect that the discontinuance of the legal action with respect to Oceanic and Petrotimor’s interests in the Timor Gap will result in any significant change to general and administrative expenses. The largest changes between the two years were:
•	Auditing and accounting fee expense has decreased by $14,408. The majority of this additional expense in 2009 was due to work performed by previous auditors to reissue their 2007 audit opinion.

•	Compensation and related expenses decreased by $13,400 from the first six months of 2009 to the same period in 2010 due to the change in the position of president. Ms. Champine’s base salary is divided between Oceanic, Cordillera Corporation and San Miguel Valley Corporation and any continuing savings will depend on how her time is allocated among these entities.
Other Income and Expense. Interest income and realized gains (losses) for the six months ended June 30, 2010 is $(369), which is $5,875 lower than the amount for the same period last year. This is because Oceanic did not have available cash to invest in the first six months of 2010 as compared to the same period for 2009. The balance as of June 30, 2010 relates to a loss on an investment account in Portugal. Interest income for 2009 includes interest earned on the investment of the trust account with the ANZ Bank and gains on an investment account in Portugal.
Interest expense at June 30, 2010 of $127,421 compared to $86,063 for the same period in 2009, is primarily interest accrued on the line of credit payable to NWO. The outstanding principal balance of this obligation was $4,200,000 and $2,700,000 at June 30, 2010 and 2009, respectively.
Non-cash net foreign exchange gains of $38,173 at June 30, 2010 versus net foreign exchange losses of ($88,755) at June 30, 2009, resulted primarily from the strengthening of the U.S. dollar against the British pound.

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
Legal proceeding developments in 2009 were reported in the December 31, 2009 Form 10-K. See the ‘Recent Litigation’ section in Footnotes (2) and (3) and in Management’s Discussion and Analysis (3) above for activity through August 16, 2010.

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

(1) MATERIAL NET LOSSES
Oceanic has suffered recurring material net losses and losses from operations during the most recent interim period and in recent fiscal years. Net losses for the six months ended June 30, 2010 and 2009 were ($563,976) and ($839,724), respectively. Oceanic’s stockholders’ equity decreased from a negative ($4,733,779) at December 31, 2009 to a negative ($5,297,755) as of June 30, 2010. Until Oceanic determines its next course of action, Oceanic expects losses to continue.
(2) NEED FOR ADDITIONAL FINANCING
Oceanic will need additional financing. During the first six months of 2010, Oceanic’s operating activities used a net $653,089 of cash, substantially all of which was provided by increased borrowings under the NWO line of credit. Oceanic ended the second quarter with a negative stockholders’ equity of ($5,297,755). Oceanic’s current operations are financed with a line of credit evidenced by a promissory note with NWO Resources, Inc. (NWO). Oceanic intends to use the funds available under its line of credit to fund current operations. The line of credit comes due on March 31, 2012 and Oceanic does not have any binding commitment to extend or refinance the line.

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

ITEM 6.	EXHIBITS
(a)	Exhibits filed herewith are listed below and attached to this report. The ‘Exhibit Number’ refers to the Exhibit Table in Item 601 of Regulation S-K.

Exhibit Number	Name of Exhibit
10.45	Extension of Promissory Note (Line of Credit) between NWO Resources and Oceanic Exploration Company dated March 11, 2009
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Rule 13a-14(b) Certification of Officers

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company
Date: August 16, 2010	/s/ Nicole J. Champine
Nicole J. Champine — President

Date: August 16, 2010	/s/ Lori A. Brundage
Lori A. Brundage — Chief Financial Officer