Form 10-Q
period 2010-09-30
OCEANIC EXPLORATION CO
filed 2010-11-15
CIK 73759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
The total number of shares of the registrant’s common stock outstanding as of November 15, 2010 was 59,688,881 shares.

PART 1 — FINANCIAL INFORMATION
OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
ASSETS
Cash	$157,021	$69,651
Due from affiliates	18,731	16,693
Prepaid expenses and other	23,485	32,236

Total current assets	199,237	118,580

Oil and gas property interests (note 6)	—	—

Furniture, fixtures and equipment	73,390	73,390
Less accumulated depreciation	(60,292)	(56,195)

	13,098	17,195

Total assets	$212,335	$135,775

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$18,770	$240,693
Accrued expenses	192,417	197,935
Note payable, related party — NWO Resources, Inc., including accrued interest (note 4) — short term	—	3,719,684

Total current liabilities	211,187	4,158,312

Note payable, related party — NWO Resources, Inc., including accrued interest (note 4) — long term	4,800,918	—
United Kingdom taxes payable, including accrued interest (note 7)	720,779	707,573
Other non-current liabilities	954	3,669

Total non-current liabilities	5,522,651	711,242

Commitments and contingencies (notes 2, 3, 5 and 7)	—	—

Total liabilities	5,733,838	4,869,554

Stockholders’ deficit
Preferred stock, $10 par value. Authorized 600,000 shares; no shares issued	—	—
Common stock, $.0625 par value. Authorized 100,000,000 shares; 59,688,881 shares issued and outstanding	3,730,555	3,730,555
Capital in excess of par value	8,165,609	8,165,609
Accumulated deficit	(17,417,667)	(16,629,943)

Total stockholders’ deficit	(5,521,503)	(4,733,779)

Total liabilities and stockholders’ deficit	$212,335	$135,775

See accompanying notes to the condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Management revenue — related parties	$220,595	$211,561	$661,428	$740,535

Costs and expenses:
Exploration expenses (note 2)	42,533	167,105	177,341	580,676
Amortization and depreciation	1,344	1,401	4,097	4,303
General and administrative	345,721	433,270	1,118,811	1,235,068

	389,598	601,776	1,300,249	1,820,047

Operating loss	(169,003)	(390,215)	(638,821)	(1,079,512)

Other income (expense):
Interest and other income	48,208	338	47,839	5,844
Interest expense and financing costs (note 4)	(69,252)	(51,650)	(196,673)	(137,713)
Foreign currency (losses) gains	(33,701)	28,640	(69)	(41,230)

	(54,745)	(22,672)	(148,903)	(173,099)

Loss before income taxes	(223,748)	(412,887)	(787,724)	(1,252,611)

Income tax expense (note 5)	—	—	—	—

Net loss	$(223,748)	$(412,887)	$(787,724)	$(1,252,611)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	59,688,881	59,688,881	59,688,881	59,688,881
See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(787,724)	$(1,252,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	4,097	4,303
Accrued interest payable to NWO Resources, Inc.	181,234	121,793
Changes in operating assets and liabilities:
Increase in due from/due to affiliates	(2,038)	(1,180)
Decrease in prepaid expenses and other assets	8,751	22,082
(Decrease) increase in accounts payable	(221,923)	2,506
Decrease in accrued expenses	(5,518)	(167,564)
Decrease in security for legal costs	—	(245,197)
Increase in United Kingdom taxes payable, including accrued interest payable	14,959	15,193
Decrease in other non-current liabilities	(2,715)	(2,439)

Net cash used in operating activities	(810,877)	(1,503,114)

Cash flows from financing activities:

Proceeds from issuance of note payable, related party — NWO Resources, Inc.	900,000	1,350,000

Cash provided by financing activities	900,000	1,350,000

Effect of exchange rate changes on cash	(1,753)	62,589

Net increase (decrease) in cash	87,370	(90,525)

Cash at beginning of period	69,651	162,858

Cash at end of period	$157,021	$72,333

See accompanying notes to condensed consolidated financial statements.

OCEANIC EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
As of September 30, 2010 and December 31, 2009, Oceanic had accounts receivable only from related parties. Accordingly, there were no unrelated customers who were considered to be significant.
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
During the nine months ended September 30, 2010 and 2009, Oceanic incurred expenses of $141,242 and $559,330, respectively, mostly related to legal, consulting and commercial activities associated with oil and gas interests in the Timor Gap. These expenses have been recorded as exploration expenses in the accompanying statements. These expenses are expected to decrease as Oceanic resolved, on November 12, 2010, to liquidate Petrotimor in an effort to reduce Oceanic’s costs.
Although Oceanic is not currently directly involved in any other oil and gas exploration or production activities, Oceanic continues to explore its options with regard to its concessions. Oceanic did not receive any revenue from oil and gas properties in 2009 and it is not currently conducting any activities that would result in material oil and gas revenue in 2010.

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
(4) NOTE PAYABLE — RELATED PARTY
On March 7, 2007, Oceanic established a new line of credit evidenced by a promissory note with NWO Resources, Inc. (NWO), in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. On February 11, 2010, it was determined that the circumstances justifying the additional $2,000,000 commitment were met and the line of credit was increased to $6,000,000 with repayment due on or before March 31, 2011. On August 6, 2010, repayment of the line of credit was extended to March 31, 2012. As of September 30, 2010, $4,400,000 was outstanding under this line of credit with additional accrued interest of $400,918.
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
(5) INCOME TAXES
In evaluating the realizability of the net deferred tax assets, Oceanic takes into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that Oceanic will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset. Because it cannot be accurately determined when or if Oceanic will become profitable, a valuation allowance was provided against the entire deferred income tax asset attributable to the net operating losses incurred during the nine months ended September 30, 2010 and 2009.
(6) OIL AND GAS INTERESTS
Oceanic holds various interests in concessions or leases for oil and gas exploration around the world as described in the December 31, 2009 Form 10-K. Costs for these oil and gas property interests have been charged to expense in prior years so no amounts are reflected on the balance sheet. Although Oceanic is not currently conducting any direct exploration activities, it continues to explore its options with regard to its concessions.
(7) COMMITMENTS AND CONTINGENCIES
Oceanic may be involved from time to time in various claims and lawsuits incidental to its business. In the opinion of Oceanic’s management, no claims or lawsuits, not previously disclosed, exist at September 30, 2010 that will result in a material adverse effect on the financial position or operating results of Oceanic.

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

	Management Fee Revenue
	For the nine months ended September 30,
	2010		2009
San Miguel Valley Corporation	$344,957	52%	$396,000	54%
Cordillera Corporation	293,761	45%	321,300	43%
Harvard International Resources, Ltd.	22,710	3%	23,235	3%

Total management fee revenue	$661,428		$740,535

Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expenses. This charge is calculated annually based on the prior year’s costs. All expenses are billed at cost. The contract with HIRL differs from the management contracts with the other related companies, as it is a flat charge of $2,500 per month plus expenses directly incurred in providing those consulting services. These expenses totaled $210 and $735 for the nine months ended September 30, 2010 and 2009. The purpose for the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.
Effective June 30, 2007, Oceanic entered into a services agreement with General Atomics (GA), a company controlled by Oceanic’s Chairman of the Board of Directors and Chief Executive Officer. This agreement specified that Oceanic would pay GA for the services of Stephen M. Duncan to serve as President of Oceanic at a fixed rate of $7,500 per month. Oceanic recorded expenses of $30,000 and $67,500 for the nine months ended September 30, 2010 and 2009, respectively, for payments made to GA for Stephen M. Duncan’s services. On March 16, 2010, Oceanic filed an 8-K announcing the resignation of Stephen M. Duncan as President of Oceanic. Mr. Duncan’s resignation was effective on May 5, 2010. Under the terms of the services agreement with GA, this agreement terminated on that date as well.
Karsten Blue, son of Oceanic’s Chairman of the Board of Directors and Chief Executive Officer, coordinates various activities relating to the Timor Gap matters. Effective August 1, 2007, Oceanic entered into a services agreement with GA. The agreement specifies a fixed amount for Karsten Blue’s services at $6,500 per month and has no contractual termination date. Oceanic expensed $58,500 for each of the nine-month periods ended September 30, 2010 and 2009, for Karsten Blue’s services.
Oceanic leases approximately 5,191 square feet of office space in an office building located at 7800 East Dorado Place, Suite 250, Englewood, Colorado 80111. Sorrento West Properties, Inc., a related company, owns the office building. The lease has been extended to October 31, 2011 at the current rate of $17.14 per square foot adjusted for the annual CPI increase effective November 1, 2010. Oceanic also subleases 940 square feet of space from Cordillera in the same building. This sublease has been extended on a month to month basis at the annual cost of $12.00 per square foot. Our facilities are adequate for our current needs.
On March 7, 2007, Oceanic established a line of credit, evidenced by a promissory note with NWO, in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. On February 11, 2010, it was determined that the circumstances justifying the additional $2,000,000 commitment were met and the line of credit was increased to $6,000,000 with repayment due on or before March 31, 2011. On August 6, 2010, repayment of the line of credit was extended to March 31, 2012. As of September 30, 2010, Oceanic had borrowed $4,400,000 under this line of credit with accrued interest of $400,918.
(9) NEW ACCOUNTING PRONOUNCEMENTS
Accounting Standards Updates not effective until after September 30, 2010 are not expected to have a significant effect on Oceanic’s consolidated financial position or results of operations.
(10) RECENT DEVELOPMENTS
On November 12, 2010, the Board of Directors resolved to terminate registration of Oceanic’s common stock under Section 12(g) of the Securities Exchange Act of 1934. On November 15, 2010, a Form 15 was filed notifying the Securities and Exchange Commission of Oceanic’s election to terminate registration of its common stock under Section 12(g). The termination is expected to be effective 90 days after filing, but Oceanic’s obligation to file periodic and other reports coming due after the filing is suspended immediately.
The termination of registration will mean that Oceanic will no longer be required to file periodic and other reports with the Securities and Exchange Commission, which should reduce Oceanic’s general and administrative expenses. Oceanic expects that its common stock will cease trading on the OTC Bulletin Board. The common stock may be quoted on the Pink Sheets or other quotation media which do not require the filing of SEC periodic reports.

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
The following discussion and analysis should be read in conjunction with Oceanic’s condensed consolidated financial statements and notes thereto for the respective periods ended December 31, 2009 and September 30, 2010 and 2009.
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
Cash Flow. Cash used in operating activities was $810,877 for the first nine months of 2010 compared to $1,503,114 in the first nine months of 2009. During the nine months ended September 30, 2010 and 2009, Oceanic made actual cash payments of $165,566 and $541,537 respectively, mostly related to litigation and professional activities associated with oil and gas interests in the Timor Gap. An additional $11,775 of related expenses were accrued and remained unpaid as of September 30, 2010. These costs are included in exploration expense. Exploration expenses have decreased in 2010 compared to the same period in 2009, primarily because of the decrease in litigation-related expenses. However, Oceanic continues to explore its options with regard to its concessions. Although Oceanic expects some savings in exploration expenses from the dissolution of Petrotimor, as discussed below, until Oceanic determines its next course of action, other exploration expenses will most likely remain at approximately their current level.

Cash flows from financing activities are the borrowings from the note payable to NWO Resources, Inc. (NWO) totaling $4,400,000 of principal as of September 30, 2010. The first nine months of 2010 ended with a net increase in total cash of $87,370 including cash received under the line of credit with NWO of $900,000.
Oceanic had $157,021 in cash and cash equivalents at September 30, 2010 compared with $69,651 at December 31, 2009. At September 30, 2010, Oceanic had accounts receivable from affiliates of $18,731, which Oceanic anticipates will be paid in full. Oceanic had a negative working capital of $(11,950) at September 30, 2010 compared to a negative working capital of $(4,039,732) at December 31, 2009. Negative working capital occurs when current liabilities exceed cash and current assets. This increase of $4,027,782 in working capital from December 31, 2009 to September 30, 2010 was primarily the result of reclassifying the note payable to NWO to long term liabilities due to an extension of the maturity date to March 31, 2012.
On March 7, 2007, Oceanic established a new line of credit evidenced by a promissory note with NWO in the amount of $4,000,000 at an interest rate of 2% over prime rate with repayment due on or before March 7, 2008. In addition, NWO committed to increase the line of credit to $6,000,000 under certain circumstances. On February 28, 2008, this was replaced by a new line of credit for $4,000,000 plus the additional $2,000,000 commitment for additional financing with repayment due on or before March 31, 2009. Repayment of the line of credit and the additional financing commitment was subsequently extended to March 31, 2010. On February 11, 2010, it was determined that the circumstances justifying the additional $2,000,000 commitment were met and the line of credit was increased to $6,000,000 with repayment due on or before March 31, 2011. On August 6, 2010, repayment of the line of credit was extended to March 31, 2012. As of September 30, 2010, $4,400,000 was outstanding under this line of credit, with additional accrued interest of $400,918.
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
Together, these management services provided all of Oceanic’s total revenue for the nine months ended September 30, 2010 and 2009. Except for the contract with HIRL, all labor services are provided at payroll cost plus benefits and include a 5% markup on that total to cover the administrative expenses. This charge is calculated annually based on the prior year’s costs. All expenses are billed at cost. The purpose of the management agreements is to avoid duplication of functions and costs for the economic benefit of all of the companies involved.

	Management Fee Revenue
	For the nine months ended September 30,
	2010		2009
San Miguel Valley Corporation	$344,957	52%	$396,000	54%
Cordillera Corporation	293,761	45%	321,300	43%
Harvard International Resources, Ltd.	22,710	3%	23,235	3%

Total management fee revenue	$661,428		$740,535

(3) RESULTS OF OPERATIONS
Revenue. Management fee revenue for the nine months ended September 30, 2010, decreased $79,107 or 11% compared to the nine months ended September 30, 2009. Management fee income for the first nine months of 2010 decreased for Cordillera by $27,539 and decreased for San Miguel by $51,043. Because the level of service is dependent upon the needs of the applicable corporations and available employees, it is normal to see fluctuations in management fee rates from year to year.
Although Oceanic is currently not directly involved in any other oil and gas exploration or production activities, Oceanic continues to explore its options with regard to its concessions. Oceanic did not receive any revenue from oil and gas properties in 2009, and it is not currently conducting any activities that would result in oil and gas revenue in 2010.
Exploration Expenses. Oceanic has continued to incur professional fees and consulting fees related to its subsidiary, Petrotimor, and its Timor Gap concession. Professional fees related to maintenance of Petrotimor as a Portuguese corporation are expected to decrease during 2011 as Oceanic resolved, on November 12, 2010, to liquidate Petrotimor in an effort to reduce Oceanic’s costs. Other exploration expenses relating to East Timor still continue as Oceanic explores it options there. During the nine months ended September 30, 2010 and 2009, Oceanic incurred total expenses, including professional fees and consulting fees, recorded as exploration expenses of $141,242 and $559,330, respectively. Oceanic continues to explore its options with regard to its other concessions.
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
General and Administrative Expenses. Total general and administrative costs and expenses for the nine months ended September 30, 2010 decreased by $116,257 or approximately 9% from the same period in 2009. Oceanic does expect that its total general and administrative costs and expenses will decrease in the future due to its election to terminate registration under Section 12(g) of the Securities Exchange Act of 1934 (See Part II, Item 5.2). The largest changes between the two years were:
•	Auditing and accounting fee expense has decreased by $29,971. The majority of this additional expense in 2009 was due to work performed by previous auditors to reissue their 2007 audit opinion, in addition to rights offering expenses from the previously proposed rights offering.

•	Legal fees expense has decreased by $39,204 for the nine months ended September 30, 2009 to the nine months ended September 30, 2010. Once again, this decrease is due to rights offering expenses incurred in 2009.

•	Compensation and related expenses decreased by $37,500 from the first nine months of 2009 for the same period in 2010 due to the change in the position of president that occurred on May 5, 2010. Ms. Champine’s base salary is divided between Oceanic, Cordillera Corporation and San Miguel Valley Corporation and any continuing savings will depend on how her time is allocated among these entities.

•	Professional services expense has decreased for the nine months ended September 30, 2009 to the nine months ended September 30, 2010 by $12,898. This decrease is also due to rights offering expenses incurred in 2009.
Other Income and Expense. Interest and other income for the nine months ended September 30, 2010 is $47,839 which is $41,995 higher than the amount for the same period in 2009. The increase as of September 30, 2010 relates to refunds received in the third quarter of 2010 of approximately $40,000 for Petrotimor corporate income taxes and VAT. Interest income for 2009 includes interest earned on the investment of the trust account with the ANZ Bank and gains on an investment account in Portugal.
Interest expense at September 30, 2010 of $196,673 compared to $137,713 for the same period in 2009, is primarily interest accrued on the line of credit payable to NWO. The outstanding principal balance of this obligation was $4,400,000 and $3,250,000 at September 30, 2010 and 2009, respectively.

The decrease of non-cash net foreign exchange losses of $(69) at September 30, 2010 versus net foreign exchange losses of $(41,230) at September 30, 2009, resulted primarily from the strengthening of the U.S. dollar against the British pound in 2010 as compared to the same period in 2009.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceeding developments in 2009 were reported in the December 31, 2009 Form 10-K. See the ‘Recent Litigation’ section in Footnotes (2) and (3) and in Management’s Discussion and Analysis (3) above for activity through November 15, 2010.
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
(1) MATERIAL NET LOSSES
Oceanic has suffered recurring material net losses and losses from operations during the most recent interim period and in recent fiscal years. Net losses for the nine months ended September 30, 2010 and 2009 were $(787,724) and $(1,252,611), respectively. Oceanic’s stockholders’ equity decreased from a negative $(4,733,779) at December 31, 2009 to a negative $(5,521,503) as of September 30, 2010. Until Oceanic determines its next course of action, Oceanic expects losses to continue.
(2) NEED FOR ADDITIONAL FINANCING
Oceanic will need additional financing. During the first nine months of 2010, Oceanic’s operating activities used a net $810,877 of cash, substantially all of which was provided by increased borrowings under the NWO line of credit. Oceanic ended the third quarter with a negative stockholders’ equity of $(5,521,503). Oceanic’s current operations are financed with a line of credit evidenced by a promissory note with NWO Resources, Inc. (NWO). Oceanic intends to use the funds available under its line of credit to fund current operations. The line of credit comes due on March 31, 2012 and Oceanic does not have any binding commitment to extend or refinance the line.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS OF SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
Termination of Registration Under Section 12(G) of the Securities Exchange Act of 1934
On November 12, 2010, the Board of Directors resolved to terminate registration of Oceanic’s common stock under Section 12(g) of the Securities Exchange Act of 1934. On November 15, 2010, a Form 15 was filed notifying the Securities and Exchange Commission of Oceanic’s election to terminate registration of its common stock under Section 12(g). The termination is expected to be effective 90 days after filing, but Oceanic’s obligation to file periodic and other reports coming due after the filing is suspended immediately.
The termination of registration will mean that Oceanic will no longer be required to file periodic and other reports with the Securities and Exchange Commission, which should reduce Oceanic’s general and administrative expenses. Oceanic expects that its common stock will cease trading on the OTC Bulletin Board. The common stock may be quoted on the Pink Sheets or other quotation media which do not require the filing of SEC periodic reports.
ITEM 6. EXHIBITS
(a)	Exhibits filed herewith are listed below and attached to this report. The ‘Exhibit Number’ refers to the Exhibit Table in Item 601 of Regulation S-K.

Exhibit Number	Name of Exhibit
10.46	Extension of Office Building Lease dated October 28, 2010
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Rule 13a-14(b) Certification of Officers

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oceanic Exploration Company
Date: November 15, 2010	/s/ Nicole J. Champine
Nicole J. Champine — President

Date: November 15, 2010	/s/ Lori A. Brundage
Lori A. Brundage — Chief Financial Officer